Form 10-Q
period 2005-12-31
Lincolnway Energy, LLC
filed 2006-05-12
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ________________________
Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)
515-382-8899
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
     Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2006.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2005

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
Lincolnway Energy, LLC
(A Development Stage Company)
Balance Sheets

	December 31, 2005	September 30, 2005

	(Unaudited)

ASSETS (Notes 2 and 3)

CURRENT ASSETS
Cash and cash equivalents	$364,971	$7,511,537
Prepaid expenses and other	53,282	44,044

Total current assets	418,253	7,555,581

PROPERTY AND EQUIPMENT
Land	1,597,841	1,597,841
Buildings and improvements	108,040	108,040
Construction in progress	52,913,764	33,383,947
Office equipment	106,450	18,724
Equipment	16,027	24,027

	54,742,122	35,132,579
Accumulated depreciation	(12,856)	(7,387)

	54,729,266	35,125,192

OTHER ASSETS
Financing costs net of amortization of $4,565 and none, respectively (Note 6)	397,132	401,467
Investments	2,000	2,000

	399,132	403,467

	$55,546,651	$43,084,240

See Notes to Unaudited Financial Statements.

	December 31, 2005	September 30, 2005

	(Unaudited)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,157,235	$3,260,878
Current maturities of long-term debt (Note 3)	1,250,000	—
Accrued expenses	177,318	82,584

Total current liabilities	6,584,553	3,343,462

LONG-TERM DEBT, less current maturities (Note 3)	10,702,346	1,100,000

COMMITMENTS (Notes 4, 5 and 6)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049 units issued and outstanding	38,686,355	38,686,355
(Deficit) accumulated during the development stage	(426,603)	(45,577)

	38,259,752	38,640,778

	$55,546,651	$43,084,240

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Operations

	Quarter Ended	Quarter Ended	Inception to
	December 31, 2005	December 31, 2004	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Expenses:
Preproduction operating	130,205	67,871	128,229
Consulting fees	—	—	136,908
General and administrative	279,948	50,566	819,892

	410,153	118,437	1,085,029

(Loss) before other income	(410,153)	(118,437)	(1,085,029)

Other income:
Grants	1,859	25,000	75,000
Interest income	27,268	134,081	583,426

	29,127	159,081	658,426

Net income (loss)	$(381,026)	$40,644	$(426,603)

Weighted average units outstanding	42,049	5,849	24,273

Net income (loss) per unit — basic and diluted	$(9.06)	$6.95	$(17.58)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Cash Flows

	Quarter Ended	Quarter Ended	Inception to Date
	December 31, 2005	December 31, 2004	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(381,026)	$40,644	$(426,603)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,034	—	17,421
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	(9,238)	1,000	(53,282)
Increase (decrease) in accounts payable	93,037	(31,073)	98,723
Increase in accrued expenses	94,734	154,762	177,318

Net cash provided by (used in) operating activities	(192,459)	165,333	(186,423)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,806,223)	(1,916,033)	(49,696,894)
Proceeds from sale of equipment	—	—	33,284
Payment of consideration for land option	—	(688)	(20,000)
Purchase of cost basis investment	—	—	(2,000)

Net cash (used in) investing activities	(17,806,223)	(1,916,721)	(49,685,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	—	37,733,585	39,080,750
Payments for offering costs, net	—	246,489	(394,395)
Payments for financing costs	(230)	(130,000)	(401,697)
Proceeds from long-term borrowings, other	—	1,100,000	1,100,000
Proceeds from long-term borrowings, financial institution	10,452,346	—	10,452,346
Proceeds from long-term borrowings, IDED	400,000	—	400,000
Proceeds from short-term borrowings	—	—	639,166
Payments of short-term borrowings	—	—	(639,166)

Net cash provided by financing activities	10,852,116	38,950,074	50,237,004

Net increase (decrease) in cash and cash equivalents	(7,146,566)	37,198,686	364,971

CASH AND CASH EQUIVALENTS
Beginning	7,511,537	417,896	—

Ending	$364,971	$37,616,582	$364,971

(Continued)

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Cash Flows (Continued)

	Quarter Ended	Quarter Ended	Inception to Date
	December 31, 2005	December 31, 2004	December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$3,954
Interest capitalized	20,474	—	20,474

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES, construction in progress included in accounts payable	$5,058,512	$—	$5,058,512
See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. As of December 31, 2005, the Company is in the development stage with its efforts being principally devoted to organizational equity-raising activities and construction of the ethanol plant.
The accompanying financial statements for the three months ended December 31, 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results for the entire year.
A summary of significant accounting policies follows:
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits.
Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
Deferred financing costs: Deferred financing costs associated with the construction and revolving loans discussed in Note 2 and the $39,000,000 construction and term loan discussed in Note 3 are recorded at cost and include expenditures directly related to securing debt financing. These costs will be amortized using the effective interest method over the term of the agreement and are included in construction in progress during plant construction and then interest expense on the statement of operations upon commencement of operations. As of December 31, 2005, the Company has received $10,452,346 of loan proceeds under these agreements.
Deferred offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs will be reclassified as an offset to equity as issuance costs. A total of $394,395 of offering costs were reclassified as an offset to equity as of December 31, 2005.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the construction of the ethanol plant; depreciation of such amounts will commence when the plant begins operations. Included in construction in progress are capitalized interest costs of $95,523 for the quarter ended December 31, 2005. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Building and improvements	30
Office equipment	5 - 7
Equipment	5 - 7
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Income taxes: The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Earnings per unit: Earnings per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.
Grants: The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.
Organizational costs and startup costs: The Company expenses all organizational and startup costs as incurred.
Advertising costs: The Company expenses advertising costs as incurred. Advertising expense totaled $9,530 and none for the quarters ended December 31, 2005 and 2004, respectively.
Fair value of financial instruments: The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value. Interest on the construction term loan is at variable rates which approximate market rates as of December 31, 2005 and 2004.
Note 2. Construction and Revolving Loan/Credit Agreements
In March 2005, the Company entered into a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime plus .45% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The construction/revolving term credit facility contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction term loan described in Note 3, with a final maturity date of September 2016. The revolving credit agreement expires in April 2007 at which time the principal outstanding is due. The agreements also include certain prepayment penalties. There was no balance outstanding under the construction/revolving term credit facility and revolving credit agreement as of December 31, 2005.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 3. Long-Term Debt
Long-term debt consists of the following as of December 31, 2005:

Construction term loan. (A)	$10,452,346

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments in Note 2 and construction term loan above.	1,100,000

Note payable to Iowa Department of Economic Development. (B)	300,000

Note payable to Iowa Department of Economic Development. (B)	100,000

11,952,346
Less current maturities	1,250,000

$10,702,346

Maturities of long-term debt as of December 31, 2005 are as follows:

2006	$1,250,000
2007	5,010,000
2008	4,592,346
2009	—
2010	—
Thereafter	1,100,000

$11,952,346

(A)
In March 2005, the Company entered into a $39,000,000 construction term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. In addition, for each September 30 year-end, beginning with September 30, 2006 and ending with September 30, 2008, the Company shall also make an additional principal payment equal to 75% of “Free Cash Flow” as defined in the agreement. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The agreement also includes certain prepayment penalties. As of December 31, 2005, there was a balance outstanding of $10,452,346.

(B)
The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included here and in Note 2. The $100,000 loan is forgivable upon the completion of the ethanol production facility. As of December 31, 2005 the entire $400,000 is outstanding.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

(C)
On December 8, 2004, the Company signed an agreement with a contractor for construction of the ethanol plant for a lump sum price of $70,401,015 as described below and in Note 6. As of December 31, 2005 there have been additional costs totaling $738,485 for approved change orders. The agreement states that $67,889,500 will be paid in cash and the remaining $3,250,000 will be payable through a credit facility with the contractor under the following terms and conditions: $1,250,000 in subordinate debt consisting of a 15-year note bearing interest at 4%, unsecured, payable quarterly at substantial completion of the plant. Plus, if substantial completion occurs on or before March 1, 2006, the Company will pay the contractor $1,000,000 in subordinate debt consisting of a five-year note bearing interest at 4%, unsecured, payable quarterly beginning at the substantial completion of the plant. Plus, if production of the plant exceeds 4.34 million gallons of denatured ethanol during the month of the six-month period immediately following substantial completion (qualification period), the Company will pay the contractor $1,000,000 in subordinated debt consisting of a 10-year noninterest-bearing note, unsecured, payable quarterly. If during the qualification period, the Company chooses to operate the plant at a reduced rate, then the qualification period shall be correspondingly extended. If substantial completion does not occur on or before March 1, 2006, or the ethanol production does not exceed 4.34 million gallons during the qualification period, the contractor shall not be entitled to additional payments of $2,000,000 as described above. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included here and in Note 2. There were no amounts disbursed or due under this arrangement as of December 31, 2005.

The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. The proceeds will be disbursed upon submission of paid invoices. Interest at 2.11% will begin accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included here and in Note 2. As of December 31, 2005, there were no amounts disbursed under this arrangement.
Note 4. Lease Commitment
The Company leases a copier under an operating lease that will expire in April 2007. The lease calls for monthly payments of $266 plus applicable taxes.
Minimum lease payments under the operating lease are as follows:

Period ending December 31:
2006	$3,192
2007	1,064

$4,256

Rent expense totaled $3,687 and $4,644 for the quarters ended December 31, 2005 and 2004, respectively.
Note 5. Related-Party Transactions
The Company entered into an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement becomes effective when the Company begins accepting corn for use at the ethanol plant and will continue for a period of 20 years. The Company will pay a handling fee of $.075 per bushel of corn purchased and delivered by the related party. If the

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Company chooses to buy corn that is not elevated by HOIC, that is outside a 60 mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by the related party. The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination.
Note 6. Commitments
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to be approximately $93,600,000. The Company is funding the development of the ethanol plant by using the total equity raised of $38,700,000 and securing financing of approximately $54,900,000.
On December 8, 2004, the Company entered into an agreement with a design-build contractor for construction of the ethanol plant for a lump sum price of $70,401,015. As of December 31, 2005, there have been additional costs totaling $738,485 for approved change orders. The agreement states that $67,889,500 will be paid in cash and the remaining $3,250,000 will be payable through a credit facility with the contractor under the terms and conditions described in Note 3. The Company has made payments totaling $47,157,992 to the contractor as of December 31, 2005, therefore $23,981,508 future commitment remains as of December 31, 2005 of which $20,731,508 is expected to be paid in 2006, with the remainder of $3,250,000 due under the terms included in Note 3.
The Company has also entered into various other contracts during 2004 and 2005 for the construction of the ethanol plant, office building, rail track and acquisition of equipment with a future commitment of approximately $1,127,000 as of December 31, 2005, which is expected to be paid in 2006.
In June 2004, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term. As of December 31, 2005, the ethanol plant is not operational and no amounts are due under this agreement.
In June 2004, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year commencing as of completion and start-up of production of the plant. The agreement can be terminated by either party with 90 days’ written notice. As of December 31, 2005, the ethanol plant is not operational and no amounts are due under this agreement.
On April 4, 2005, the Company entered into an agreement with an unrelated party to provide consulting and energy management services for the supply of coal and electricity to the ethanol plant. The initial term of the agreement commenced April 1, 2005 with a 12-month term through March 2006. The agreement will be month-to-month after the initial term. The service fees are $2,900 per month over the term of the agreement.
On July 14, 2005, the Company entered into an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. If the Company fails to purchase the minimum number of tons of coal for calendar years 2006 and 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments total $1,620,000 and $3,240,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement on Forward Looking Statements.
Various discussions and statements in this quarterly report are or contain forward looking statements that involve and are subject to various risks, uncertainties and assumptions. Forward looking statements include, but are not limited to, statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations and cash flow; business, growth, acquisition and expansion opportunities and strategies; management’s plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as “expects”, “estimates”, “plans”, “strategy”, “may”, “will”, “anticipates”, “contemplates”, “forecasts”, “predicts”, “projects”, “prospects”, “possible”, “hopeful”, “intends”, “believes”, “seeks”, “should”, “thinks”, “objectives” and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Lincolnway disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.
Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and nearly all of which are beyond the control of Lincolnway and its management. It is not possible to predict or identify all such factors, risks and uncertainties, but some of the factors, risks and uncertainties affecting forward looking statements include, but are not limited to, the following:
•	Overcapacity within the ethanol industry;

•	Actual ethanol, distillers grains and corn oil production varying from expectations;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the price and market for ethanol and distillers grains;

•	Lincolnway’s ability to market, and Lincolnway’s reliance on third parties to market, Lincolnway’s products;

•	Railroad and highway access for input of coal and outgoing distillers grains and ethanol;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal or state ethanol tax incentives; or environmental laws and regulations that apply to Lincolnway’s plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Total U.S. consumption of gasoline;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating Lincolnway’s plant;

•	Costs of construction and equipment;

•	Changes in Lincolnway’s business strategy, capital improvements or development plans;

•	Results of Lincolnway’s hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Lincolnway’s ability to generate free cash flow to invest in Lincolnway’s business and service Lincolnway’s debt;

•	Lincolnway’s liability resulting from any litigation;

•	Lincolnway’s ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
Overview
Lincolnway Energy, LLC is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal-fired ethanol plant. Lincolnway is in the process of constructing a 50 million gallon per year ethanol plant on Lincolnway’s approximately 160 acre site located near Nevada, Iowa, that will produce fuel-grade ethanol and distillers grains for animal feed products. Lincolnway will not generate revenues until Lincolnway’s plant is operational, and Lincolnway anticipates increases in Lincolnway’s accumulated losses until the plant is operational. Lincolnway currently expects to complete construction and begin plant operations in May 2006.
The total cost of the construction project is estimated to be $93,200,000. Lincolnway is financing the project with a combination of equity and debt capital. Lincolnway raised equity in an intrastate offering registered with the Iowa Securities Bureau, in which Lincolnway sold 40,125 units and received offering cash proceeds of $38,118,750, which supplemented Lincolnway’s seed capital equity of $962,000. Lincolnway closed the offering in December 2004. To complete project financing, Lincolnway entered into a $39,000,000 construction and term loan, a $10,000,000 construction/revolving line of credit, and a $4,000,000 revolving credit agreement with CoBank. Lincolnway has subordinated notes of $1,250,000 and $1,100,000 payable to Fagen, Inc. The $1,100,000 note was for the purchase of additional property for possible future expansion and is secured by that property. In addition, Lincolnway entered into loan agreements with several state and local economic development agencies, including a $500,000 loan agreement with the Iowa Department of Transportation, a $300,000 loan agreement with the Iowa Department of Economic Development, and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. Lincolnway does not expect to be eligible for funds under the Commodity Credit Corporation (CCC) Bioenergy Program because the funding of the program has been depleted. Lincolnway’s combined equity and available debt capital is $93,200,000. Based upon the current total project cost estimate of $93,200,000 and the minimal cost overrun, Lincolnway expects Lincolnway’s equity and debt capital sources, grants and interest to be sufficient to complete plant construction and begin start-up operations.
Plan of Operations
Lincolnway expects to spend the next 12 months (1) completing construction of the ethanol plant; (2) continuing site development and permitting; (3) preparing for and commencing start-up operations; and (4) engaging in the production of ethanol and distillers grains at Lincolnway’s plant once the plant is constructed and is operational. Lincolnway also expects to continue exploring possibilities for the expansion of the plant or investing in or constructing other plants. As previously reported, Lincolnway has begun preliminary discussions with the City of Des Moines, Iowa about the possible purchase of real estate from the City for the possible construction of an ethanol plant.
1. Plant Construction Activity
As of April 25, 2006, the plant was approximately 92% complete, all major equipment had been delivered to the site, and all of the equipment had been installed. The following chart lists the status of various projects related to construction of the plant:

Project:	Status:

Dirt and Site Work	Dirt work commenced on November 15, 2004 and was completed December 20, 2004.

Concrete and Steel Work	Fagen and its subcontractors have completed all concrete and structural steel work for the entire site.

Process Building	The process building is approximately 96% complete All of the concrete and equipment for the process building has been installed. Final piping, electrical and insulation work are being done. Water lines to the water treatment building and to the process building are complete and are being tested. Lincolnway estimates that the pressure test will be completed in early May, 2006.

Water Treatment Building	The water treatment building and piping is complete.

Tanks	All tanks and vessels are complete and ready to be tested. The hydro tanks will be completed in early May, 2006. The piping is approximately 95% complete.

Distillers Grain Building	The distillers grains building is substantially complete.

Energy Center	The energy center, which contains the boilers, dryers, thermal oxidizer, and centrifuges, is approximately 85% complete.

Administration Office	The administration office is complete. Lincolnway’s staff began to utilize the building on March 3, 2006.

Grain Handiling/ Receiving
The slip form grain silos were completed the third week of August 2005. Installation of the grain handling equipment is complete and Lincolnway received its first shipment of corn during the last week of April, 2006.

Utilities – Electrical	Permanent power is in place.

Utilities – Water	Water piping is in place.

Railroad Siding	Ninety percent of the track is in place. The ballasts are complete. Lincolnway estimates the switch will be installed in the first part of May, 2006.
Fagen anticipates a completion date of May 2006, and Lincolnway anticipates that the plant will be operating during the second quarter in 2006. Lincolnway may, however, experience construction delays caused by a variety of factors, including factors outside of Lincolnway’s control, such as weather-related delays. If completion of plant construction is delayed, Lincolnway’s ability to begin plant operations and generate revenues will also be delayed. Following completion of construction of the plant, Lincolnway will be involved in a start-up and testing period, which means that it is likely Lincolnway will not operate at full capacity until the third quarter of 2006 at the earliest, and later if Lincolnway experiences delays.

2. Site Development and Permitting
Lincolnway has obtained most of the required air, water, construction and other permits necessary to construct and operate the plant. The following chart provides the status of various permits for which Lincolnway has applied or expects to obtain:

Permit:	Status:

Air Quality Equipment Permits	Lincolnway has obtained this permit.

Stormwater Pollution Prevention Permit	Lincolnway has obtained this permit.

City of Nevada Construction Permit	Lincolnway has obtained this permit.

Alcohol Fuel Producer’s Permit	Lincolnway submitted the application for the alcohol fuel producer’s permit from the Alcohol and Tobacco Tax and Trade Bureau. Lincolnway anticipates receiving the permit by mid-May, 2006

National Pollutant Discharge Elimination System Permit	Lincolnway has obtained this permit.

SPCC and RMP
Lincolnway has prepared a Spill Prevention Control and Countermeasures (“SPCC”) plan and a Process Hazard Analysis. Lincolnway is currently in the process of preparing a Risk Management Plan (“RMP”). After the start-up of operations, Lincolnway will complete the Risk Management Plan with assistance from ICM personnel. These items are required by the Environmental Protection Agency and enforced by the Iowa Department of Natural Resources.

Air Permits
Lincolnway’s Air Emissions Permit and National Pollution Discharge Elimination System Permit allows Lincolnway to operate at a rate of 47.5 million gallons per year of undenatured ethanol (“200 proof”) or 50 million gallons per year of fuel ethanol. In addition, this permit restricts Lincolnway to receiving no more than 50% of Lincolnway’s corn from Heart of Iowa Cooperative in

Nevada, Iowa. Lincolnway does not expect that Lincolnway will exceed the restriction imposed by the air permit and Lincolnway anticipates that Lincolnway will also be able to comply with the other requirements of the permit. However, if Lincolnway fails to comply with the restriction and other requirements of the permit, it is possible Lincolnway would need to request a permit modification or face enforcement actions or penalties imposed by the EPA or IDNR. Lincolnway could also be required to comply with much more restrictive permitting requirements.

Quarterly and from Inception Financial Results
As of December 31, 2005, Lincolnway had the following consolidated assets: cash and cash equivalents of $364,971, current assets of $418,253 and total assets of $55,546,651. As of December 31, 2005, Lincolnway had total current liabilities of $6,584,553 and long-term debt of $10,702,346. Members’ equity was $38,259,752 as of December 31, 2005 and consisted of an accumulated deficit of $426,603 and members’ contributions, net of the cost of raising capital, of $38,686,355.
Total assets and liabilities have increased from the year ended September 30, 2005 due to continuing construction of the plant funded by long-term debt.
Lincolnway had no revenues from the date of inception (May 19, 2004) to December 31, 2005. Expenses increased by $291,716 for the quarter ended December 31, 2005, compared to the quarter ended December 31, 2004, due primarily to additional payroll expense for new hires and an increase in start up expenses. Other income decreased by $129,954 due to a decrease in grant income and interest income earned. Interest income decreased as a result of lower cash balances. Since Lincolnway’s inception through December 31, 2005, Lincolnway had an accumulated deficit of $426,603.

Liquidity and Capital Resources
Sources of Funds
The total project cost for Lincolnway’s plant is estimated to be approximately $93,200,000, assuming no unknown material changes are required. The estimated total project cost has decreased by $400,000 from prior estimates, based upon the net result of a reduction of the plant construction costs of $1,000,000 and an increase of $600,000 in overall project costs. The $1,000,000 reduction in estimated plant construction costs results from the fact that Lincolnway will not be required to pay a $1,000,000 bonus that would have been required to be paid to Fagen if substantial completion of the plant had occurred by March 1, 2006. Lincolnway will be incurring additional project costs of $300,000 for capitalized interest and $300,000 for additional costs for hard surface paving of the roads.
Lincolnway has financed the construction of the plant with a combination of equity and debt capital. Lincolnway initially raised equity from Lincolnway’s seed capital investors and Lincolnway’s offering registered with the state of Iowa, debt financing and grants. The following schedule sets forth Lincolnway’s sources of funds from Lincolnway’s offering proceeds and Lincolnway’s debt financing proceeds:

		Percent of
Source of Funds		Total

Member Equity, Public Offering	$38,118,750	41%
Member Equity, Seed Capital	$962,000	1%
Term Debt	$49,000,000	51%
Other Loans	$4,250,000	6%
Other Sources of Funds	$869,250	1%

Total Sources of Funds	$93,200,000	100%
The “Other Loans” category has been decreased from prior estimates by $1,000,000 to reflect the fact that no $1,000,000 bonus payment will be made to Fagen as provided above. If the payment would have been required to be made, Fagen would have financed the payment.
Lincolnway has received three grants totaling $75,000 through December 31, 2005. Lincolnway received a $20,000 grant from the Iowa Department of Economic Development. Lincolnway also received a $50,000 grant from the Iowa Corn Promotion Board and a $5,000 grant from the Iowa Farm Bureau Foundation.
In March 2005, Lincolnway closed on Lincolnway’s debt financing with CoBank, ACB, (“Co-Bank”). Lincolnway entered into a $39,000,000 construction and term loan, at a variable interest rate based on Lincolnway’s selection of prime plus .45%. The agreement requires that Lincolnway make 30 principal payments of $1,250,000 per quarter commencing on December 2006, with the final installment due in May 2014. In addition, Lincolnway must make an additional principal payment for each September 30 year end through September 2008 equal to 75% of “Free Cash Flow,” as defined by Lincolnway’s agreement with Co-Bank.
Lincolnway also has a $10,000,000 construction/revolving term credit agreement and a $4,000,000 revolving credit agreement with Co-Bank. These agreements provide for a variable interest rate based on Lincolnway’s selection of prime plus .45%. Lincolnway’s borrowings under these agreements are subject to borrowing base restrictions as defined in the agreements. The construction/revolving term credit agreement contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction term loan, with a final maturity date in September 2016. The revolving credit agreement expires in April 2007, at which time the outstanding principal is due.
Lincolnway executed a mortgage in favor of Co-Bank creating a first lien on substantially all of Lincolnway’s assets, including Lincolnway’s real estate and plant and all personal property located on Lincolnway’s property for the loan and credit agreements discussed above. As of April 30, 2006, Lincolnway had borrowed $27,152,192 on Lincolnway’s construction loan and $1,725,398 on Lincolnway’s construction/revolving term credit agreement.
Lincolnway has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen at an interest rate of 4% and a $1,100,000 note payable to Fagen at an interest rate of 5%. Lincolnway also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds will be disbursed upon submission of paid invoices and interest at 2.11% begins to accrue on January 1, 2007. Lincolnway also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway’s plant. As of April 30, 2006, Lincolnway had received $400,000 from the Iowa Department of Economic Development and $346,293 from the Iowa Department of Transportation.
Use of Proceeds
The following table describes the estimated use of Lincolnway’s offering and debt financing proceeds. The figures are estimates only, and the actual uses of proceeds may vary significantly from the descriptions given below.

		Percent of
Estimated Use of Offering and Debt Proceeds:		Total:

Plant Construction (including change orders and bonuses)	$70,139,500	75%
Other Construction Costs	757,733	1%
Land and Site Development and Utilities Work	5,607,065	6%
Fire Protection and Water Supply	1,774,252	2%
Rolling Stock	200,000	—%
Administration Building, Computer System, and Furnishings	770,156	1%
Railroad	2,300,664	3%
Construction Insurance Costs	151,773	—%
Capitalized Interest	1,200,000	1%
Offering and Debt Financing Costs	765,000	1%
Organizational Costs	85,000	—%
Start-up Costs (including inventory)	9,448,857	10%

Total Estimated Use of Proceeds	$93,200,000	100%
Lincolnway’s design-build agreement with Fagen provided a fixed fee of $70,401,015 to build Lincolnway’s plant. As of December 31, 2005, Lincolnway had approved five change orders totaling $738,485, One change order was for $373,500 for a complete water pretreatment system, and another change order was for $341,975 for equipment relating to rail and distillers grains loadout. The remaining three change orders were for a raised grain receiving control office and a remote ticket printer. As of December 31, 2005, Lincolnway had paid Fagen $47,157,992 for construction services, leaving $23,981,508 of future commitment under the design-build agreement. Lincolnway expects that $20,731,508 of this amount will be paid in 2006, with the remaining $3,250,000 payable under a credit agreement with Fagen.
In addition to long-term debt obligations, Lincolnway has certain other contractual cash obligations and commitments. The following tables provide information regarding Lincolnway’s consolidated contractual obligations and commitments as of December 31, 2005:

	Payment Due By Period
			One to	Three to
		Less than	Three	Five	More than Five
Contractual Obligations	Total	One Year	Years	Years	Years

Long-Term Debt Obligations	$11,952,346	$1,250,000	$9,602,346	$—	$1,100,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	4,256	3,192	1,064
Purchase Obligations[1]
Plant Const. Commitments[2]	25,108,826	23,858,826			1,250,000
Coal Supplier Commitment	4,860,000	1,620,000	3,240,000
Energy Consultant Contract	14,500	14,500
Other Long-Term Liabilities Reflected on Lincolnway’s Balance Sheet Under GAAP	—	—	—	—	—
Total	$41,939,928	$26,746,518	$12,843,410	$—	$2,350,000

[1]Does not include anticipated future purchases of corn.

[2]Plant construction commitments will be funded by the construction term loan and revolving term credit facility, $39,000,000 and $10,000,000, respectively. As of December 31, 2005, there was a loan balance of $10,452,316 outstanding.

Lincolnway’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.
Cash flows from operating activities primarily include net loss for the quarter, adjusted for items in the net loss that do not impact cash. Net cash from operations decreased by $357,792 for the quarter ended December 31, 2005, when compared to the quarter ended December 31, 2004. The decrease is a result of additional start up expenditures, hiring of production and administrative employees and other pre-operating costs and having no revenues to offset the expense.
Cash flows used in investing activities reflects the impact of property and equipment acquired for the new plant. Net cash used in investing activities increased by $15,889,502 for the quarter ended December 31, 2005, when compared to the quarter ended December 31, 2004. The increase is a result of increased expenditures for plant construction as the plant nears completion.
Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $28,097,958 for the quarter ended December 31, 2005, when compared to the quarter ended December 31, 2004. The decrease was primarily due to Lincolnway receiving approximately $38,000,000 of proceeds from an offering of membership units in December 2004 as compared to approximately $10,000,000 in loan proceeds received in the quarter ended December 31, 2005.
Lincolnway expects to have available cash to meet Lincolnway’s currently anticipated liquidity needs.
Off-balance Sheet Arrangements
Lincolnway has the following contractual commitments that could have a current or future effect on Lincolnway’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Lincolnway has an agreement with the Heart of Iowa Coop (HOIC), a member of Lincolnway, pursuant to which HOIC may be required to provide 100% of Lincolnway’s requirements for corn for use in the operation of the plant. The agreement became effective when Lincolnway began accepting corn for use at the plant and may continue for a period of 20 years. Lincolnway will pay a handling fee of $.075 per bushel of corn purchased and delivered by HOIC. If Lincolnway chooses to buy corn that is not elevated by HOIC, and is outside a 60 mile radius of Nevada, Iowa, Lincolnway will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC. The agreement may be terminated by Lincolnway or HOIC before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. As of April 30, 2006, Lincolnway had several cash corn contracts with HOIC, for a commitment of approximately $11,700,000. The contracts mature on various dates through September 2006. The corn deliveries began at the end of April 2006.
On July 14, 2005, Lincolnway entered into an agreement with an unrelated party to provide the coal supply for the plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. If Lincolnway fails to purchase the minimum number of tons of coal for calendar 2006 and 2007, Lincolnway is required to pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments total $1,620,000 and $3,240,000, respectively.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In an attempt to minimize the effects of the volatility of corn costs on operating profits, Lincolnway will likely take hedging positions in corn futures markets. Hedging is intended to be a way to attempt to reduce the risk caused by price fluctuation, and may be a means by which Lincolnway may attempt to obtain some protection for the price at which Lincolnway buys corn and the price at which Lincolnway sells Lincolnway’s products. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Lincolnway’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to Lincolnway because price movements in grain contracts are highly volatile and are influenced by many factors beyond Lincolnway’s control and these costs may be significant. Lincolnway has not, however, held any derivative financial instruments, other financial instruments or commodity instruments since Lincolnway’s inception through the end of the period covered by this quarterly report.
Item 4. Controls and Procedures.
Lincolnway has, under the supervision and with the participation of Lincolnway’s management, including Lincolnway’s President and Chief Executive Officer and Lincolnway’s Chief Financial Officer, evaluated the effectiveness of Lincolnway’s disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Lincolnway’s

President and Chief Executive Officer and Lincolnway’s Chief Financial Officer have concluded, based on that evaluation, that Lincolnway’s disclosure controls and procedures have been effective for the purposes for which they are intended.
No change in Lincolnway’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this quarterly report, Lincolnway was not aware of any material pending legal proceeding to which Lincolnway was a party or of which any of Lincolnway’s property was subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway’s business. As of the date of this quarterly report, Lincolnway was not aware that any governmental authority was contemplating any proceeding against Lincolnway or any of Lincolnway’s property.
Item 1A. Risk Factors.
There has been no material change from the risk factors previously disclosed in Lincolnway’s Form 10 filed with the Securities and Exchange Commission on January 27, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Lincolnway did not sell any membership units during the period of October 1, 2005 through December 31, 2005.
None of Lincolnway’s membership units were purchased by or on behalf of Lincolnway or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway during the period of October 1, 2005 through December 31, 2005.
Item 3. Defaults Upon Senior Securities.
There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Lincolnway exceeding 5% of the total assets of Lincolnway.
No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of Lincolnway which is registered or which ranks prior to any class of registered membership units.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the members of Lincolnway, through the solicitation of proxies or otherwise, during the period of October 1, 2005 through December 31, 2005.
Item 5. Other Information.
There were no material changes during the period of October 1, 2005 through December 31, 2005 to the procedures by which the members of Lincolnway may recommend nominees to Lincolnway’s board of directors.
Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Organization

3.2	Operating Agreement

10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.*

10.2	Master Loan Agreement between Lincolnway Energy, LLC and Farm Credit Services of America

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group

10.7	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC and U.S. Energy

10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.*

10.10	Loan Agreement Between Lincolnway

Energy, LLC and Iowa Department of Economic Development

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative

10.12	Coordination Services Agreement Between Lincolnway Energy, LLC and Matt Crouse

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of President and Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
* Portions of the exhibit have been omitted pursuant to a request for confidential treatment
[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC
May 11, 2006	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

May 11, 2006	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-Q
of Lincolnway Energy, LLC
Three Months Ended December 31, 2005

Description of Exhibit.			Page

3.	Articles of Organization and Operating Agreement

	3.1	Articles of Organization. (Filed as Exhibit 3.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	3.2	Operating Agreement. (Filed as Exhibit 3.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.	Material Contracts

	*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc. (Filed as Exhibit 10.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.2	Master Loan Agreement between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.3 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and

incorporated herein by reference.)

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.4 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation. (Filed as Exhibit 10.5 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. (Filed as Exhibit 10.6 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.7	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company. (Filed as Exhibit 10.7 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC and U.S. Energy. (Filed as Exhibit 10.8 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. (Filed as Exhibit 10.9 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and

incorporated herein by reference.)

	10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development. (Filed as Exhibit 10.10 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative. (Filed as Exhibit 10.11 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.12	Coordination Services Agreement Between Lincolnway Energy, LLC and Matt Crouse. (Filed as Exhibit 10.12 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

**31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

**32.	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment

**	Included with this filing