Form 10-Q
period 2006-03-31
Lincolnway Energy, LLC
filed 2006-05-15
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to ________________________
Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
Address of principal executive offices)	(Zip Code)
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

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Lincolnway Energy, LLC
(A Development Stage Company)
Balance Sheets

	March 31, 2006	September 30, 2005

	(Unaudited)

ASSETS (Note 2)

CURRENT ASSETS
Cash and cash equivalents	$52,005	$7,511,537
Prepaid expenses and other	36,886	44,044
Derivative instruments	134,300	—

Total current assets	223,191	7,555,581

PROPERTY AND EQUIPMENT
Land	1,626,779	1,597,841
Buildings and improvements	675,769	108,040
Construction in progress	64,513,210	33,383,947
Office equipment	113,395	18,724
Furniture and fixtures	111,226	—
Equipment	16,027	24,027

	67,056,406	35,132,579
Accumulated depreciation	(25,020)	(7,387)

	67,031,386	35,125,192

OTHER ASSETS
Financing costs net of amortization of $15,478 and none, respectively (Note 5)	438,552	401,467
Investments	2,000	2,000

	440,552	403,467

	$67,695,129	$43,084,240

See Notes to Unaudited Financial Statements.

	March 31, 2006	September 30, 2005

	(Unaudited)

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,262,123	$3,260,878
Current maturities of long-term debt (Note 2)	2,510,000	—
Accrued expenses	286,938	82,584

Total current liabilities	6,059,061	3,343,462

LONG-TERM DEBT, less current maturities (Note 2)	23,685,460	1,100,000

COMMITMENTS (Notes 3, 4, 5 and 6)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049 units issued and outstanding	38,686,355	38,686,355
(Deficit) accumulated during the development stage	(735,747)	(45,577)

	37,950,608	38,640,778

	$67,695,129	$43,084,240

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Operations

	Quarter Ended	Quarter Ended	Inception to Date
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Expenses:
Preproduction operating	12,332	1,635	138,452
Consulting fees	—	19,128	136,908
General and administrative	301,476	56,393	1,123,479

	313,808	77,156	1,398,839

(Loss) before other income	(313,808)	(77,156)	(1,398,839)

Other income:
Grants	—	—	75,000
Interest income	2,509	182,684	585,935
Other	2,157	—	2,157

	4,666	182,684	663,092

Net income (loss)	$(309,142)	$105,528	$(735,747)

Weighted average units outstanding	42,049	42,049	26,386

Net income (loss) per unit — basic and diluted	$(7.35)	$2.51	$(27.88)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Operations

	Six Months Ended	Six Months Ended	Inception To Date
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Expenses:
Preproduction operating	138,452	2,070	138,452
Consulting fees	—	86,564	136,908
General and administrative	585,403	106,959	1,123,479

	723,855	195,593	1,398,839

(Loss) before other income	(723,855)	(195,593)	(1,398,839)

Other income:
Grants	1,859	25,000	75,000
Interest income	29,669	316,765	585,935
Other	2,157	—	2,157

	33,685	341,765	663,092

Net income (loss)	$(690,170)	$146,172	$(735,747)

Weighted average units outstanding	42,049	42,049	26,386

Net income (loss) per unit — basic and diluted	$(16.41)	$3.48	$(27.88)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Cash Flows

	Six Months Ended	Six Months Ended	Inception to Date
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(690,170)	$146,172	$(735,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,111	—	40,498
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	7,158	1,000	(36,886)
(Increase) in derivative instruments	(134,300)	—	(134,300)
Increase in accounts payable	107,649	528,527	113,335
Increase in accrued expenses	204,354	47,138	286,938

Net cash provided by (used in) operating activities	(472,198)	722,837	(466,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,030,231)	(12,066,824)	(63,920,902)
Proceeds from sale of equipment	—	—	33,284
Payment of consideration for land option	—	(688)	(20,000)
Purchase of cost basis investment	—	(2,000)	(2,000)

Net cash (used in) investing activities	(32,030,231)	(12,069,512)	(63,909,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	—	37,971,489	39,080,750
Payments for financing costs, net	(52,563)	(255,733)	(454,030)
Proceeds from long-term borrowings, other	—	1,100,000	1,100,000
Proceeds from long-term borrowings, financial institution	24,349,167	—	24,349,167
Proceeds from long-term borrowings, IDED	400,000	—	400,000
Proceeds from long-term borrowings, IDOT	346,293	—	346,293
Payments of offering costs	—	—	(394,395)
Proceeds from short-term borrowings	—	—	639,166
Payments of short-term borrowings	—	—	(639,166)

Net cash provided by financing activities	25,042,897	38,815,756	64,427,785

Net increase (decrease) in cash and cash equivalents	(7,459,532)	27,469,081	52,005

CASH AND CASH EQUIVALENTS
Beginning	7,511,537	417,896	—

Ending	$52,005	$27,886,977	$52,005

(Continued)

Lincolnway Energy, LLC
(A Development Stage Company)
Statements of Cash Flows (continued)

	Six Months	Six Months	Inception
	Ended	Ended	to Date
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—	$3,954
Interest capitalized	106,970	—	106,970

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES, construction in progress included in accounts payable	$3,148,788	$4,411,872	$3,148,788
See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 1. Nature of Business and Significant Accounting Policies
Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. As of March 31, 2006, the Company is in the development stage with its efforts being principally devoted to organizational equity-raising activities and construction of the ethanol plant.
The accompanying financial statements for the three and six months ended March 31, 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2005. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results for the entire year.
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
Deferred financing costs: Deferred financing costs associated with the construction and revolving loans discussed in Note 2 are recorded at cost and include expenditures directly related to securing debt financing. These costs will be amortized using the effective interest method over the term of the agreement and are included in construction in progress during plant construction and then interest expense on the statement of operations upon commencement of operations. As of March 31, 2006, the Company has received $24,349,167 of loan proceeds under these agreements.
Deferred offering costs: The Company classifies all costs directly related to raising capital as deferred offering costs until the capital is raised, at which point the costs will be reclassified as an offset to equity as issuance costs. A total of $394,395 of offering costs was reclassified as an offset to equity as of March 31, 2006.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the construction of the ethanol plant; depreciation of such amounts will commence when the plant begins operations. Included in construction in progress are capitalized interest costs of $359,709 for the quarter ended March 31, 2006 and $455,232 for the six months ended March 31, 2006. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and improvements	30
Office equipment	5 - 7
Equipment	5 - 7
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
Derivative instruments: The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and forward corn purchase contracts. The Company does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2006 balance sheet at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations.
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
Advertising costs: The Company expenses advertising costs as incurred. Advertising expense totaled $1,694 and $235 for the quarters ended March 31, 2006 and 2005, respectively. Advertising expense totaled $11,224 and $235 for the six months ended March 31, 2006 and 2005, respectively.
Fair value of financial instruments: The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value. Interest on the construction term loan and revolving term loan are at variable rates which approximate market rates as of March 31, 2006 and 2005.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 2. Long-Term Debt
Long-term debt consists of the following as of March 31, 2006:

Construction term loan. (A)	$24,003,174

Construction/revolving term loan. (B)	345,993

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments in construction term and revolving term loans above.	1,100,000

Note payable to Iowa Department of Economic Development. (C)	300,000

Note payable to Iowa Department of Economic Development. (C)	100,000

Note payable to Iowa Department of Transportation. (D)	346,293

26,195,460
Less current maturities	(2,510,000)

$23,685,460

Maturities of long-term debt as of March 31, 2006 are as follows:

2007	$2,510,000
2008	5,080,000
2009	5,080,000
2010	5,080,000
2011	5,080,000
Thereafter	3,365,460

$26,195,460

(A)
In March 2005, the Company entered into a $39,000,000 construction term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. In addition, for each September 30 year-end, beginning with September 30, 2006 and ending with September 30, 2008, the Company shall also make an additional principal payment equal to 75% of “Free Cash Flow” as defined in the agreement. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The agreement also includes certain prepayment penalties. As of March 31, 2006, there was a balance outstanding of $24,003,174.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

(B)
In March 2005, the Company entered into a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime plus .45% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The construction/revolving term credit facility contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction term loan, with a final maturity date of September 2016. The revolving credit agreement expires in April 2007 at which time the principal outstanding is due. The agreements also include certain prepayment penalties. There was a balance outstanding under the construction/revolving term credit facility of $345,993 as of March 31, 2006. On March 7, 2006, the Company entered into an agreement with an unrelated third party to lease rail cars (see Note 3). The agreement required a $351,000 letter of credit as partial security for the Company’s obligation under the lease. This letter of credit was funded through the $4,000,000 revolving credit agreement. The letter of credit is valid until May 1, 2007 and then will be extended as requested by the lessor. The letter of credit will expire on May 1, 2011.

(C)
The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). The $100,000 loan is forgivable upon the completion of the ethanol production facility. As of March 31, 2006 the entire $400,000 is outstanding.

(D)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. The proceeds are disbursed upon submission of paid invoices. Interest at 2.11% will begin accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). As of March 31, 2006, there was $346,293 disbursed under this arrangement.

(E)
On December 8, 2004, the Company signed an agreement with a contractor for construction of the ethanol plant for a lump sum price of $70,401,015 as described below and in Note 5. As of March 31, 2006 there have been additional costs totaling $769,644 for approved change orders. In the agreement there was an amount of $1,000,000 to be paid to the contractor if substantial completion occurred by March 1, 2006. Substantial completion did not occur on March 1, 2006 and, therefore, the amount was excluded from the lump sum price. The agreement states that $67,920,659 will be paid in cash and the remaining $2,250,000 will be payable through a credit facility with the contractor under the following terms and conditions: $1,250,000 in subordinate debt consisting of a 15-year note bearing interest at 4%, unsecured, payable quarterly at substantial completion of the plant. Plus, if production of the plant exceeds 4.34 million gallons of denatured ethanol during the month of the six-month period immediately following substantial completion (qualification period), the Company will pay the contractor $1,000,000 in subordinated debt consisting of a 10-year noninterest-bearing note, unsecured, payable quarterly. If during the qualification period, the Company chooses to operate the plant at a reduced rate, then the qualification period shall be correspondingly extended. If the ethanol production does not exceed 4.34 million gallons during the qualification period, the contractor shall not be entitled to additional payment of $1,000,000 as described above. The debt is subordinate to the construction term and revolving loan/credit agreements included in (A) and (B). There were no amounts disbursed or due under this arrangement as of March 31, 2006.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 3. Lease Commitments
On March 3, 2006, the Company entered into a lease agreement with an unrelated third party to lease 90 rail cars for the purpose of transporting distillers dried grains. The 5-year term of the lease commenced on March 26, 2006 and will end on March 25, 2011. The lease calls for monthly payments of $58,500 plus applicable taxes. There is also an additional usage rental for each car that exceeds 30,000 miles of 2.5 cents per mile. This agreement requires a $351,000 letter of credit as partial security for the Company’s obligation under the lease.
The Company also leases a copier under an operating lease that will expire in April 2007. The lease calls for monthly payments of $266 plus applicable taxes.
Minimum lease payments under these operating leases for future years are as follows:

Period ending March 31:
2007	$705,192
2008	702,266
2009	702,000
2010	702,000
2011	702,000

$3,513,458

Note 4. Related-Party Transactions
The Company entered into an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement becomes effective when the Company begins accepting corn for use at the ethanol plant and will continue for a period of 20 years. The Company will pay a handling fee of $.075 per bushel of corn purchased and delivered by the related party. If the Company chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by the related party. The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. As of March 31, 2006, the Company has several corn contracts with HOIC for a commitment of approximately $10,000,000. The contracts mature on various dates through September 2006. The corn deliveries will begin at the end of April 2006.

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 5. Commitments
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to be approximately $93,200,000. The Company is funding the development of the ethanol plant by using the total equity raised of $38,700,000 and securing financing of approximately $54,500,000.
On December 8, 2004, the Company signed an agreement with a design-build contractor for construction of the ethanol plant for a lump sum price of $70,401,015. As of March 31, 2006, there have been additional costs totaling $769,644 for approved change orders. The Company has made payments totaling $58,172,133 to the contractor as of March 31, 2006, therefore $11,998,526 future commitment remains as of March 31, 2006 of which $9,748,526 is expected to be paid in 2006, with the remainder of $2,250,000 due under the terms included in Note 2.
The Company has also entered into various other contracts during 2005 and 2006 for the construction of the ethanol plant, office building, rail track and acquisition of equipment with a future commitment of approximately $1,442,000 as of March 31, 2006, which is expected to be paid in 2006.
In June 2004, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term. As of March 31, 2006, the ethanol plant is not operational and no amounts are due under this agreement.
In June 2004, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year commencing as of completion and start-up of production of the plant. The agreement can be terminated by either party with 90 days’ written notice. As of March 31, 2006, the ethanol plant is not operational and no amounts are due under this agreement.
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

Lincolnway Energy, LLC
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 6. Risk Management
The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company’s risk-management program focuses on the unpredictability of commodity markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.
The Company maintains a risk-management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in commodity costs.
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchase and sales contracts. Exchange-traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in the statement of operations. Net unrealized gains of $30,000 are included in derivative instruments on the balance sheet as of March 31, 2006. Forward contracts, in which delivery of the related commodity has occurred, are valued at market price with changes in market price recorded in the statement of operations. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended, and therefore are not marked to market in the Company’s financial statements. As described in Note 4, as of March 31, 2006, the Company had outstanding commitments for corn amounting to approximately $10,000,000.
[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

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

Grain Handling/ Receiving
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
Fagen anticipates a completion date of May 2006, and Lincolnway anticipates that the plant will be operating during the second calendar quarter in 2006. Lincolnway may, however, experience construction delays caused by a variety of factors, including factors outside of Lincolnway’s control, such as weather-related delays. If completion of plant construction is delayed, Lincolnway’s ability to begin plant operations and generate revenues will also be delayed. Following completion of construction of the plant, Lincolnway will be involved in a start-up and testing period, which means that it is likely Lincolnway will not operate at full capacity until the third calendar quarter of 2006 at the earliest, and later if Lincolnway experiences delays.

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

Quarterly and from Inception Financial Results
As of March 31, 2006, Lincolnway had the following consolidated assets: cash and cash equivalents of $52,005, current assets of $223,191 and total assets of $67,695,129. As of March 31, 2006, Lincolnway had total current liabilities of $6,059,061 and long-term debt of $23,685,460. Members’ equity was $37,950,608 as of March 31, 2006 and consisted of an accumulated deficit of $735,747 and members’ contributions, net of the cost of raising capital, of $38,686,355.
Total assets to liabilities increased from the year ended September 30, 2005 due to continuing construction of the plant funded by long-term debt.
Lincolnway had no revenues from the date of inception (May 19, 2004) to March 31, 2006. Expenses increased by $236,652 for the quarter ended March 31, 2006, when compared to the quarter ended March 31, 2005, and increased by $528,262 for the six months ended March 31, 2006 when compared to the six months ended March 31, 2005, due primarily to additional payroll expense for new hires and an increase in start up expenses. Other income for the quarter decreased by $ 178,018 due to a decrease in grant income and interest income earned. For the six months ended March 31, 2006, other income decreased by $308,080 from the six months ended March 31, 2005 due to a decrease in grant income and interest income earned. Interest income decreased as a result of lower cash balances. Since Lincolnway’s inception through March 31, 2006, Lincolnway had an accumulated deficit of $735,747.
Critical Accounting Estimates and Accounting Policies
Lincolnway’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which Lincolnway operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of Lincolnway’s financial condition and result of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.
Derivative Instruments
Lincolnway enters into derivative contracts to hedge Lincolnway’s exposure to price risk related to forecasted corn and forward corn purchase contracts. Lincolnway does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2006 balance sheet at their fair market value. Although Lincolnway believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations.
During the quarter ended March 31, 2006, Lincolnway had a net unrealized gain of $30,000. Net unrealized gains are included in derivative instruments on the balance sheet as of March 31, 2006. Forward contracts, in which delivery of the related commodity has occurred, are valued at market price with changes in market price recorded in the statement of operations. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway’s financial statements. As of March 31, 2006, Lincolnway had outstanding commitments for corn amounting to approximately $10,000,000.
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
Lincolnway has received three grants totaling $75,000 through March 31, 2006. Lincolnway received a $20,000 grant from the Iowa Department of Economic Development. Lincolnway also received a $50,000 grant from the Iowa Corn Promotion Board and a $5,000 grant from the Iowa Farm Bureau Foundation.
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
Lincolnway entered into an agreement with an unrelated entity on March 7, 2006 to lease railcars. The term of the agreement could run until May 1, 2011. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway’s obligations under the agreement. The letter of credit facility was funded through the $4,000,000 revolving credit agreement, and is effective until May 1, 2007. The other party to the agreement may, however, require Lincolnway to extend the letter of credit facility beyond that date.
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

		Percent of
Estimated Use of Offering and Debt Proceeds:		Total

Plant Construction (including change orders and bonuses)	$70,139,500	75%
Other Construction Costs	757,733	1%
Land and Site Development and Utilities Work	5,607,065	6%
Fire Protection and Water Supply	1,774,252	2%
Rolling Stock	200,000	—%
Administration Building, Computer System, and Furnishings	770,156	1%
Railroad	2,300,664	3%
Construction Insurance Costs	151,773	—%
Capitalized Interest	1,200,000	1%
Offering and Debt Financing Costs	765,000	1%
Organizational Costs	85,000	—%
Start-up Costs (including inventory)	9,448,857	10%
Total Estimated Use of Proceeds	$93,200,000	100%

Lincolnway’s design-build agreement with Fagen provided a fixed fee of $70,401,015 to build Lincolnway’s plant. As of March 31, 2006, Lincolnway had approved five change orders totaling $738,485, One change order was for $373,500 for a complete water pretreatment system, and another change order was for $341,975 for equipment relating to rail and distillers grains loadout. The remaining three change orders were for a raised grain receiving control office and a remote ticket printer. As of March 31, 2006, Lincolnway had paid Fagen $58,172,133 for construction services, leaving $11,998,526 of future commitment under the design-build agreement. Lincolnway expects that $9,748,526 of this amount will be paid in 2006, with the remaining $2,250,000 payable under a credit agreement with Fagen.
In addition to long-term debt obligations, Lincolnway has certain other contractual cash obligations and commitments. The following tables provide information regarding Lincolnway’s consolidated contractual obligations and commitments as of March 31, 2006:

	Payment Due By Period
			One to	Three to
		Less than	Three	Five	More than Five
Contractual Obligations	Total	One Year	Years	Years	Years

Long-Term Debt Obligations	$26,195,460	$2,510,000	$10,160,000	$10,160,000	$3,365,460
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,513,458	705,192	1,404,266	1,404,000	—
Purchase Obligations
Plant Const. Commitments[1]	13,440,722	12,190,722			1,250,000
Coal Supplier Commitment	4,860,000	1,620,000	3,240,000	—	—
Corn Supplier Commitment	10,000,000	10,000,000	—	—	—
Energy Consultant Contract	2,900	2,900	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—
Total	$58,012,540	$27,028,814	$14,804,266	$11,564,000	$4,615,460
1Plant construction commitments will be funded by the construction term loan and revolving term credit facility, $39,000,000 and $10,000,000, respectively. As of March 31, 2006, there was a loan balance of $24,349,167 outstanding.
Lincolnway’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.
Cash flows from operating activities primarily include net loss for the six months ended March 31, 2006, adjusted for items in the net loss that do not impact cash. Net cash from operations decreased by $1,195,035 for the six months ended March 31, 2006, when compared to the six months ended March 31, 2005. The decrease is a result of additional start up expenditures, hiring of production and administrative employees and other pre-operating costs and having no revenues to offset the expense.

Cash flows used in investing activities reflects the impact of property and equipment acquired for the new plant. Net cash used in investing activities increased by $19,960,719 for the six months ended March 31, 2006, when compared to the six months ended March 31, 2005. The increase is a result of increased expenditures for plant construction as the plant nears completion.
Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $13,772,859 for the six months ended March 31, 2006, when compared to the six months ended March 31, 2005. The decrease was primarily due to Lincolnway receiving approximately $38,000,000 of proceeds from an offering of membership units in December 2004, as compared to approximately $24,000,000 in loan proceeds received in the six months ended March 31, 2006.
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
Employees
As of April 30, 2006, Lincolnway had 40 employees in the following general positions:

Position	# Employed
General Manager	1
Chief Financial Officer	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Production Manager	1
Maintenance Manager	1
Admin/Clerical	3
Shift Supervisors	4
Maint/Instrument Technicians	7
Lab Technicians	2
Plant Operators	16
Total	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
In an attempt to minimize the effects of the volatility of corn costs on operating profits, Lincolnway will likely take hedging positions in the corn futures markets. Hedging is intended to be a way to attempt to reduce the risk caused by price fluctuation, and may be a means by which Lincolnway may attempt to obtain some protection for the price at which Lincolnway buys corn and the price at which Lincolnway sells Lincolnway’s products. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and Lincolnway’s ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts. Hedging activities can result in costs to Lincolnway because price movements in grain contracts are highly volatile and are influenced by many factors beyond Lincolnway’s control and these costs may be significant.
As of March 31, 2006, the fair value of Lincolnway’s derivative instruments relating to corn was $134,300. Lincolnway did not have any derivative instruments relating to ethanol as of March 31, 2006. There are several variables that could affect the extent to which Lincolnway’s derivative instruments are impacted by price fluctuations in the cost of corn. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.
As of March 31, 2006, Lincolnway has sold approximately 300 put contracts. In order to attempt to protect against the risk of corn prices moving higher, Lincolnway has sold put options at a price that Lincolnway considered competitive. Lincolnway chose to use an options based strategy to attempt to keep costs low and also as a possible revenue enhancement tool because if the put expires without being exercised, Lincolnway has the opportunity to earn the option premium. As Lincolnway moves into spring, additional price protection may be required in order to attempt to solidify Lincolnway’s margins. Depending on marketing movements, crop prospects, weather and other market factors, these price protection positions may, however, cause immediate adverse effects.

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
Lincolnway did not sell any membership units during the period of January 1, 2006 through March 31, 2006.
None of Lincolnway’s membership units were purchased by or on behalf of Lincolnway or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway during the period of January 1, 2006 through March 31, 2006.

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
The annual meeting of the members of Lincolnway was held on March 27, 2006. The only matters voted upon by the members at the annual meeting were the election of directors for Lincolnway and the ratification of the appointment of Lincolnway’s auditors for the 2006 fiscal year.
Lincolnway reduced the number of its directors from fifteen to nine at the annual meeting, and also divided its directors into three classes based upon the length of the director’s term. The terms of office of the directors that were elected at the annual meeting were staggered, so that three of the directors’ terms expire in 2007, three expire in 2008 and three expire in 2009. Commencing with the annual meeting of the members which is held in 2007, each of Lincolnway’s directors will be elected to a three year term and until his or her successor is elected, or until his or her death, resignation or removal.
The term of all of Lincolnway’s directors expired at the annual meeting, and there were nine nominees for the nine director positions to be filled at the annual meeting.

The names of those nominees, the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to each of those nominees, was as follows:

		Against		Broker
Name	For	or Withheld	Abstentions	Non-Votes

William Couser	21,215	1,076	—	—
Terry Wycoff	19,853	2,438	—	—
Rick Vaughan	19,299	2,992	—	—
Tim Fevold	20,232	2,059	—	—
Jeff Taylor	20,753	1,538	—	—
Brian Conrad	19,372	2,919	—	—
Jim Hill	19,982	2,309	—	—
Dave Eggers	19,884	2,407	—	—
David Hassebrock	20,106	2,185	—	—
The terms of Jim Hill, Dave Hassebrock and Dave Eggers will expire in 2007, the terms of Tim Fevold, Jeff Taylor and Brian Conrad will expire in 2008, and the terms of William Couser, Terry Wycoff and Rick Vaughn will expire in 2009.
The only other matter voted upon by the members at the annual meeting was the ratification of McGladrey & Pullen, LLP as Lincolnway’s auditors for the 2006 fiscal year. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding this matter, was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

20,382	1,859	—	—

Item 5.	Other Information.
There were no material changes during the period of January 1, 2006 through March 31, 2006 to the procedures by which the members of Lincolnway may recommend nominees to Lincolnway’s board of directors.

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
*Portions of the exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC
May 12, 2006	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

May 12, 2006	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial Officer

EXHIBIT INDEX
Exhibits to Form 10-Q
of Lincolnway Energy, LLC
Three Months Ended March 31, 2006

Description of Exhibit.			Page

3.	Articles of Organization and Operating Agreement

	3.1	Articles of Organization. (Filed as Exhibit 3.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	3.2	Operating Agreement. (Filed as Exhibit 3.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.	Material Contracts

	*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc. (Filed as Exhibit 10.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.2	Master Loan Agreement between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.3 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.4 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation. (Filed as Exhibit 10.5 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. (Filed as Exhibit 10.6 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.7	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company. (Filed as Exhibit 10.7 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC and U.S. Energy. (Filed as Exhibit 10.8 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

*10.9	Energy, LLC and Williams Bulk Transfer, Inc. (Filed as Exhibit 10.9 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and

Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development. (Filed as Exhibit 10.10 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative. (Filed as Exhibit 10.11 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

	10.12	Coordination Services Agreement Between Lincolnway Energy, LLC and Matt Crouse. (Filed as Exhibit 10.12 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

**31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

**32.	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment

**	Included with this filing