Form 10-Q
period 2006-06-30
Lincolnway Energy, LLC
filed 2006-08-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-1118105 (I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa (Address of principal executive offices)	50201 (Zip Code)
515-382-8899
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,859 membership units outstanding at August 1, 2006.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Lincolnway Energy, LLC
Balance Sheets

	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,286,771	$7,511,537
Derivative instruments, due from broker (Note 8)	1,653,411	—
Trade accounts receivable (Note 7)	5,749,823	—
Inventories (Note 3)	3,125,809	—
Prepaid expenses and other	82,434	44,044

Total current assets	12,898,248	7,555,581

PROPERTY AND EQUIPMENT
Land and land improvements	4,674,795	1,597,841
Buildings and improvements	1,387,484	108,040
Grain handling equipment	5,463,652	—
Construction in progress	513,753	33,383,947
Office furniture and equipment	389,295	18,724
Vehicles	28,443	—
Railroad	2,488,302	—
Fire protection and water systems	1,346,845	—
Plant and process equipment	64,071,597	24,027

	80,364,166	35,132,579
Accumulated depreciation	(796,578)	(7,387)

	79,567,588	35,125,192

OTHER ASSETS
Financing costs net of amortization of $26,816 and none, respectively	445,146	401,467
Deposit	55,503	—
Investments	2,000	2,000

	502,649	403,467

	$92,968,485	$43,084,240

See Notes to Unaudited Financial Statements.

	June 30, 2006	September 30, 2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,643,415	$3,260,878
Current maturities of long-term debt (Note 4)	3,791,876	—
Accrued expenses	1,472,650	82,584
Derivative instruments (Note 8)	425,912	—

Total current liabilities	7,333,853	3,343,462

LONG-TERM DEBT, less current maturities (Note 4)	43,374,775	1,100,000

COMMITMENTS (Notes 5, 6, 7 and 8)

MEMBERS’ EQUITY (Note 2)
Member contributions, net of issuance costs, 42,859 and 42,049 units issued and outstanding, respectively	39,800,105	38,686,355
Retained earnings (deficit)	2,459,752	(45,577)

	42,259,857	38,640,778

	$92,968,485	$43,084,240

Lincolnway Energy, LLC
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Revenues (Note 7)	$10,910,199	$—

Cost of goods sold	6,733,084	—

Gross profit	4,177,115	—

General and administrative expenses	829,824	222,732

Operating income (loss)	3,347,291	(222,732)

Other income (expense):
Grants	150,000	48,141
Interest income	9,165	134,056
Interest (expense)	(310,957)	—
Other	—	35,284

	(151,792)	217,481

Net income (loss)	$3,195,499	$(5,251)

Weighted average units outstanding	42,209	42,049

Net income (loss) per unit – basic and diluted	$75.71	$(0.12)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Revenues	$10,910,199	$—

Cost of goods sold	6,873,645	—

Gross profit	4,036,554	—

General and administrative expenses	1,412,902	420,825

Operating income (loss)	2,623,652	(420,825)

Other income (expense):
Grants	151,859	73,141
Interest income	38,942	450,821
Interest (expense)	(311,281)	—
Other	2,157	37,784

	(118,323)	561,746

Net income	$2,505,329	$140,921

Weighted average units outstanding	42,102	42,049

Net income per unit — basic and diluted	$59.51	$3.35

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,505,329	$140,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	804,669	—
Compensation expense issuance of membership units	303,750	—
Changes in working capital components:
(Increase) in prepaid expenses and other	(38,390)	(38,840)
(Increase) in trade accounts receivable	(5,749,823)	—
(Increase) in derivative instruments, due from broker	(1,227,499)	—
(Increase) in inventories	(3,125,809)	—
(Increase) in deposits	(55,503)	—
Increase (decrease) in accounts payable	1,318,234	(318)
Increase in accrued expenses	1,390,066	2,849

Net cash provided by (used in) operating activities	(3,874,976)	104,612

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,134,783)	(23,208,124)
Payment of consideration for land option	—	(688)
Purchase of cost basis investment	—	(2,000)

Net cash (used in) investing activities	(48,134,783)	(23,210,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	810,000	37,971,488
Payments for financing costs	(59,157)	(255,733)
Proceeds from long-term borrowings — Co Bank	44,045,982	—
Proceeds from long-term borrowings — IDED	400,000	—
Proceeds from long-term borrowings — IDOT	346,293	—
Proceeds from long-term borrowings — Fagen	1,250,000	1,100,000
Payments on long-term borrowings — capital lease obligation	(8,125)	—
Payments of offering costs	—	(2,247)

Net cash provided by financing activities	46,784,993	38,813,508

Net increase (decrease) in cash and cash equivalents	(5,224,766)	15,707,308

CASH AND CASH EQUIVALENTS
Beginning	7,511,537	417,896

Ending	$2,286,771	$16,125,204

(Continued)

Lincolnway Energy, LLC
Statements of Cash Flows (Continued)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest, net of amount capitalized	$490,691	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$319,495	$4,735,305
Capital lease obligation incurred for equipment	32,501	—
Compensation expense from issuance of membership units	303,750	—
Unrealized loss derivative instruments	425,912	—
See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.
The accompanying financial statements for the three and nine months ended June 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2005. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results for the entire year.
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
Trade accounts receivable: Trade accounts receivable are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts; however, based on its evaluation of the current status of receivables, the Company is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible will be written off.
Deferred financing costs: Deferred financing costs associated with the construction and revolving loans discussed in Note 4 are recorded at cost and include expenditures directly related to securing debt financing. The Company began amortizing these costs using the effective interest method over the term of the agreement. The financing costs were included in construction in progress during plant construction and included in interest expense on the statement of operations upon commencement of operations.
Inventories: Inventories, which consist primarily of corn, ethanol and distillers grain with solubles, are stated at the lower of average cost or market.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	40
Land improvements	20
Office furniture and equipment	3 - 7
Vehicles	5
Railroad	20
Fire protection/water systems	5 - 20
Grain handling equipment	5 - 10
Plant and process equipment	5 - 10
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment. Amortization of equipment under capital lease is included in depreciation expense. Equipment under capital lease and accumulated depreciation totaled $32,501 and $804, respectively, as of June 30, 2006.
Derivative instruments: The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs and forward corn purchase contracts. The Company does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2006 balance sheet at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations. During the three and nine months ended June 30, 2006, the Company had recorded a combined realized and unrealized gain (loss) for derivatives of $30,000 and $(471,882), respectively. There was no realized or unrealized gain or loss during the three and nine months ended June 30, 2005.
Deposit: The Internal Revenue Service (under Section 7519) requires partnerships that elect a fiscal year over a calendar year to make a deposit each year. The deposit is 25% of annual net income, multiplied by the tax rate of 36% for the reporting fiscal year.
Revenue recognition: Revenue from the sale of the Company’s products is recognized at the time title and all risks of ownership transfer to the customers. This generally occurs upon shipment to the customers or when the customer picks up the goods. Shipping and handling costs incurred by the Company are included in costs of goods sold.
Reclassification: Certain amounts in the statement of operations for 2005 have been reclassified to conform to 2006 classifications. These reclassifications had no effect on net loss as previously reported.
Income taxes: The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Earnings per unit: Earnings per unit have been computed on the basis of the weighted average number of units outstanding during each period presented.
Grants: The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.
Fair value of financial instruments: The carrying amounts of cash and cash equivalents, derivative instruments, trade accounts receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.
Note 2. Members’ Equity
The Company was formed on May 19, 2004. It was initially capitalized by the issuance of 1,924 membership units totaling $962,000 to the founding members of the Company. The Company has one class of membership units. A majority of the Board of Directors owns a membership interest in the Company.
In June 2004, the Company issued an Iowa registered offering of membership units. The offering required the investors to submit a 10% deposit with their subscription agreement and execute a demand note for the remaining balance. The subscription deposits remained in escrow until the Company received $16,600,000 in subscription proceeds and received a written debt financing commitment sufficient to construct and operate the ethanol plant. As of September 30, 2004, the Company had subscriptions for 40,125 membership units and proceeds totaling $38,118,750. The funds were released from escrow and the membership units issued upon the closing of the offering on December 22, 2004.
On June 12, 2006, the Company sold 810 membership units to the Company’s nine directors at a purchase price of $1,000 per unit, for an aggregate of $810,000, without any underwriting discounts or commissions. The fair market value per unit based on recent appraisal was $1,375 for an aggregate $1,113,750 of fair value. The difference between the fair market value and the purchase price was included in general and administrative expenses in the statement of operations.
Income and losses are allocated to all members based on their pro rata ownership interest. Units may be issued or transferred only to persons eligible to be members of the Company and only in compliance with the provisions of the operating agreement.
Note 3. Inventories
Inventories consist of the following as of June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005

Raw materials	$1,324,612	$—
Work in process	962,344	—
Finished goods	838,853	—

Total	$3,125,809	$—

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 4. Long-Term Debt
Long-term debt consists of the following as of June 30, 2006 and September 30, 2005:

	June 30,	September 30,
	2006	2005

Construction term loan. (A)	$38,420,584	$—

Construction/revolving term loan. (B)	5,625,398	—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B)	1,100,000	1,100,000

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of June 2022. (E)	1,250,000	—

Note payable to Iowa Department of Economic Development. (C)	300,000	—

Note payable to Iowa Department of Economic Development. (C)	100,000	—

Note payable to Iowa Department of Transportation. (D)	346,293	—

Capital lease obligation, due in monthly installments of $2,708, 0% interest through March 2007, secured by the leased equipment.	24,376	—

	47,166,651	1,100,000
Less current maturities	(3,791,876)	—

	$43,374,775	$1,100,000

Maturities of long-term debt as of June 30, 2006 are as follows:

2007	$3,791,876
2008	5,085,723
2009	5,085,723
2010	5,085,723
2011	5,085,723
Thereafter	23,031,883

$47,166,651

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
(A) In March 2005, the Company entered into a $39,000,000 construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. In addition, for each September 30 year-end, beginning with September 30, 2006 and ending with September 30, 2008, the Company shall also make an additional principal payment equal to 75% of “Free Cash Flow” as defined in the agreement. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The agreement also includes certain prepayment penalties. As of June 30, 2006, there was a balance outstanding of $38,420,584.
(B) In March 2005, the Company entered into a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime plus .45% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The construction/revolving term credit facility contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction and term loan described above, with a final maturity date of September 2016. The revolving credit agreement expires in April 2007 at which time the principal outstanding is due. The agreements also include certain prepayment penalties. There was a balance outstanding under the construction/revolving term credit facility for $5,625,398 as of June 30, 2006. On March 7, 2006, the Company entered into an agreement with an unrelated third party to lease rail cars (see Note 5 ). The agreement required a $351,000 letter of credit as partial security for the Company’s obligation under the lease. This facility was funded through the $4,000,000 revolving credit agreement. The letter of credit is valid until May 1, 2007 and then will be extended as requested by the lessor. The letter of credit will expire on May 1, 2011.
(C) The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). The $100,000 loan is forgivable upon the completion of the ethanol production facility and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of June 30, 2006, the entire amount of $400,000 is outstanding.
(D) The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005. The proceeds will be disbursed upon submission of paid invoices. Interest at 2.11% will begin accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). As of June 30, 2006, there was $346,293 disbursed under this arrangement.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
(E) On December 8, 2004, the Company signed an agreement with a contractor for construction of the ethanol plant for a lump sum price of $70,401,015 as described in Note 7. As of June 30, 2006, there have been additional costs of $769,644 for approved change orders. In the agreement there was an amount for $1,000,000 to be paid to the contractor if substantial completion occurred by March 1, 2006. Substantial completion did not occur on March 1, 2006 and, therefore, the amount was excluded from the lump sum price. The agreement states that $67,920,659 will be paid in cash and the remaining $2,250,000 will be payable through a credit facility with the contractor under the following terms and conditions: $1,250,000 in subordinate debt consisting of a 15-year note bearing interest at 4%, unsecured, payable quarterly at substantial completion of the plant. Plus, if production of the plant exceeds 4.34 million gallons of denatured ethanol during each month of the six-month period immediately following substantial completion (qualification period), the Company will pay the contractor $1,000,000 in subordinated debt consisting of a 10-year noninterest-bearing note, unsecured, payable quarterly. If, during the qualification period, the Company chooses to operate the plant at a reduced rate, then the qualification period shall be correspondingly extended. If the ethanol production does not exceed 4.34 million gallons during the qualification period, the contractor shall not be entitled to additional payment of $1,000,000 as described above. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). There was $1,250,000 due under this arrangement as of June 30, 2006.
Note 5. Lease Commitments
On March 3, 2006, the Company entered into a lease agreement with an unrelated third party to lease 90 rail cars for the purpose of transporting distillers dried grains. The five-year term of the lease commenced March 26, 2006 and will end March 25, 2011. The lease calls for monthly payments of $58,500 plus applicable taxes. There is also an additional usage rental for each car that exceeds 30,000 miles of 2.5 cents per mile. This agreement requires a $351,000 letter of credit as partial security for the Company’s obligation under the lease.
The Company leases office equipment under three operating leases that will expire in June 2007, May 2009 and January 2011. The leases call for monthly payments totaling $1,072 plus applicable taxes.
The Company also leases a wheel loader under an operating lease. The three-year term lease commenced on May 17, 2006 and will end May 17, 2009. The lease calls for monthly payments of $2,291.
Minimum lease payments under these operating leases for future years are as follows:

Periods ending June 30:
2007	$738,378
2008	734,804
2009	732,280
2010	704,517
2011	469,258

$3,379,237

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 6. Related-Party Transactions
The Company entered into an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement becomes effective when the Company begins accepting corn for use at the ethanol plant and will continue for a period of 20 years. The Company will pay a handling fee of $.075 per bushel of corn purchased and delivered by the related party. If the Company chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by the related party. The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. The Company purchased corn totaling $4,624,000 for the three and nine months ended June 30, 2006. As of June 30, 2006, the Company has several corn contracts with HOIC, for a commitment of approximately $8,300,000. The contracts mature on various dates through September 2006.
Note 7. Commitments and Major Customer
On December 8, 2004, the Company signed an agreement with a contractor for construction of the ethanol plant for a lump sum price of $70,401,015. As of June 30, 2006, there have been additional costs of $769,644 for approved change orders. The Company has made payments totaling $69,170,659 to the contractor as of June 30, 2006. Futures commitments of $1,000,000 will be paid to the contractor if production exceeds 4.34 million gallons during the qualification period as outlined in Note 4. $1,250,000 of the payments was paid through a credit facility with the contractor as discussed in Note 4.
The Company also has entered into various other contracts during 2005 and 2006 for the construction of the ethanol plant, office building, rail track and acquisition of equipment. The majority of contracts have been completed as of June 30, 2006, with the exception of some final grading, site paving work, and other miscellaneous construction work. Future commitments as of June 30, 2006 amount to approximately $816,000.
In June 2004, the Company entered into an agreement with an unrelated entity and major customer for marketing, selling and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term. For the nine months ended June 30, 2006 the Company has expensed $45,820 under this agreement. Revenues with this customer were approximately $10,050,000 for the three and nine months ended June 30, 2006, with trade accounts receivable of $5,550,000 as of June 30, 2006.
In June 2004, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year commencing as of completion and start-up of production of the plant. The agreement can be terminated by either party with 90 days’ written notice. For the nine months ended June 30, 2006, the Company has expensed $11,842 under this agreement.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
On July 14, 2005, the Company entered into an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for calendar years 2006 and 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments total $2,749,811 and $5,539,320, respectively. For the three months ended June 30, 2006, the Company has purchased $610,823 of coal.
Note 8. Risk Management
The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program focuses on the unpredictability of commodity markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.
The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations. The Company’s specific goal is to protect the Company from large moves in the commodity costs.
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income. Combined unrealized losses of $425,912 are included in derivative instruments on the balance sheet as of June 30, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements. As of June 30, 2006, the Company has outstanding commitments for 5,200,000 bushels of corn amounting to approximately $8,300,000 under cash contracts, in which the related commodity will be delivered through September 2006.
Note 9. Retirement Plan
The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006. The Company provides matching contributions of 50% for up to 6% of employee compensation. Company contributions and plan expenses for the nine months ended June 30, 2006 and 2005 were $13,422 and none, respectively.
Note 10. Subsequent Event
On July 22, 2006, the Company entered into a purchase agreement with an unrelated party to acquire a parcel of land to gain additional railroad access.

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
Actual future performance, outcomes and results may differ materially from those expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and nearly all of which are beyond the control of Lincolnway Energy and its management. It is not possible to predict or identify all such factors, risks and uncertainties, but some of the factors, risks and uncertainties affecting forward looking statements include, but are not limited to, the following:
•	Overcapacity within the ethanol industry;

•	Actual ethanol, distillers grains and corn oil production varying from expectations;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the price and market for ethanol and distillers grains;

•	Lincolnway Energy’s ability to market, and Lincolnway Energy’s reliance on third parties to market Lincolnway Energy products;

•	Railroad and highway access for input of coal and outgoing distillers grains and ethanol;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as national, state or local energy policy; federal or state ethanol tax incentives; or environmental laws and regulations that apply to Lincolnway Energy’s plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn;

•	Total U.S. consumption of gasoline;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;

•	Fluctuations in petroleum prices;

•	Changes in plant production capacity or technical difficulties in operating Lincolnway Energy’s plant;

•	Costs of construction and equipment;

•	Changes in Lincolnway Energy’s business strategy, capital improvements or development plans;

•	Results of Lincolnway Energy’s hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Lincolnway Energy’s ability to generate free cash flow to invest in Lincolnway Energy’s business and service Lincolnway Energy’s debt;

•	Lincolnway Energy’s liability resulting from any litigation;

•	Lincolnway Energy’s ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
Overview
Lincolnway Energy, LLC (“Lincolnway Energy” or the “Company”) is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Since May 22, 2006, the Company has been engaged in the production of ethanol and distillers grains. As of June 22, 2006, the plant passed performance testing and became fully operational. Since commencement of plant operations, the plant’s production capacity has consistently exceeded the 50 million gallon production guarantee provided by the general contractor. If production of the plant exceeds 4.34 million gallons of denatured ethanol each month through November 2006, the Company will pay the general contractor a $1,000,000 bonus in the form of subordinated debt consisting of an unsecured, 10-year, noninterest bearing note, with quarterly principal reduction. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the United States. We expect to fund the operations during the next 12 months using cash flow from continuing operations. If necessary, the Company also has revolving lines of credit available.
Since the Company only recently became operational, we do not yet have comparable income, production and sales data for the three and nine months ended June 30, 2006 and 2005. Accordingly, we do not provide a comparison of our financial results between reporting periods in this report. If you undertake your own comparison of our third fiscal quarter of 2005 (during our construction phase) and our third quarter of 2006, it is important to understand this distinction.
Plan of Operations and Operating Budget
We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains. Landscaping, road grading and paving are the only construction projects in progress and should be completed in September 2006. The Company’s primary focus will be concentrated on ensuring that the plant is operating as efficiently as possible and pursuing cost-effective purchasing of important manufacturing inputs such as corn and coal. We also plan to continue to explore possibilities for the expansion of the plant, construction of other plants and exploration of marketing alternatives to increase profit margins. As previously reported, we have begun preliminary discussions with the City of Des Moines, Iowa about the possible purchase of real estate from the City for the possible construction of an ethanol plant. On July 22, 2006 we entered into a purchase agreement with an unrelated party to acquire a parcel of land near the Nevada site for the purpose of gaining additional railroad access.
The Company also still has a potential payment of $1,000,000 due under its design build contract. This will be paid to our general contractor Fagen, Inc. (“Fagen”) in November 2006, if production exceeds 4.34 million gallons for each month of the 6 month period immediately following substantial completion of the plant.
The plant’s emissions standards must be tested within six months of start-up production. We expect emissions testing to take place in September 2006. We expect the plant to satisfy the prescribed emission standards allowing the plant to continue operating in excess of 50 million gallons of ethanol per year.
We expect to have sufficient cash from cash flow generated by plant operations and our available lines of credit to cover our operating costs over the next 12 months, including the cost of corn and coal supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is an estimate of our operating costs and expenditures over the next 12 months.

These numbers exclude depreciation, which is a non-cash transaction.

Operating Costs:
Corn Costs	$44,953,351
Energy Costs	8,587,559
Chemical Costs	8,456,340
Other Production Costs	6,006,222
General and Administrative Costs	6,219,814

Total Estimated Operating Costs:	$74,223,286

Quarterly Financial Results
As of June 30, 2006, we had the following consolidated assets: cash and cash equivalents of $2,286,771, current assets of $12,898,248 and total assets of $92,968,485. As of June 30, 2006, we had total current liabilities of $7,333,853 and long-term debt of $43,374,775. Members’ equity was $42,259,857 as of June 30, 2006 and consisted of retained earnings of $2,459,752 and members’ contributions, net of the cost of raising capital, of $39,800,105.
Total assets and liabilities increased from September 30, 2005 due to continuing construction of the plant funded by long-term debt and an increase in current assets due to the plant becoming operational in the quarter ended June 30, 2006, and the purchase of inventories and recording trade accounts receivable from the sale of ethanol and distillers grain.
Revenues have increased by $10,910,199 from the quarter ended June 30, 2005 and the nine months ended June 30, 2005 due to the plant starting production on May 22, 2006 and the generation of revenues from the sale of ethanol and distillers grain through June 30, 2006. Cost of goods sold have increased by $ 6,733,084 from the quarter ended June 30, 2005 and $6,873,645 from the nine months ended June 30, 2005. This increase is due to the start of production and sales of ethanol and distillers grain. Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance and depreciation. Also included in cost of goods sold is a combined unrealized and realized loss of $471,881 from derivative instruments compared to $0 loss for the nine months ended June 30, 2005. General and administrative expenses have increased by $607,092 from the quarter ended June 30, 2005 and $992,077 from the nine months ended June 30, 2005. This increase is due to additional payroll costs, professional fees, board compensation, insurance and other costs associated with the start up of the plant.
Other income (expense) has decreased $369,273 from the quarter ended June 30, 2005 and $680,069 from the nine months ended June 30, 2005. The net effect of this decrease is due to a reduction of interest income earned and an increase in interest expense and increase in grant income. For the quarter ended June 30,

2006 we received a USDA working capital grant for $150,000. Interest expense increased due to prior quarters before the plant was operating all interest expense was capitalized. Interest income decreased as a result of lower cash balances.
Critical Accounting Estimates and Accounting Policies
Lincolnway Energy’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of Lincolnway Energy’s financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.
Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. We do not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2006 balance sheet at their fair market value. Although we believe our derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations.
As of June 30, 2006, we had a combined unrealized loss of $425,912. The combined losses are included in derivative instruments on the balance sheet as of June 30, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended, and therefore are not marked to market in our financial statements. As of June 30, 2006, we had outstanding commitments for corn amounting to approximately $ 8,300,000
Liquidity and Capital Resources
On May 22, 2006 we substantially completed construction of our ethanol plant and began operations.

For the nine months ended June 30, 2006, cash used in operating activities was $3,874,976 compared to cash provided by operating activities of $104,612 for the nine months ended June 30, 2005. The increase is due to activity related to the start up of operations which increased trade accounts receivable, derivative instruments, inventories and accounts payable.
Cash flows used in investing activities reflect the impact of property and equipment acquired for the new plant. Net cash used in investing activities increased by $24,923,971 for the nine months ended June 30, 2006, when compared to the nine months ended June 30, 2005. The increase is a result of increased expenditures for plant construction.
Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $7,971,485 for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. The increase is primarily due to increase borrowings for the plant construction of $45,132,973 and cash proceeds of $810,000 received from the issuance of additional membership units. On June 12, 2006, we sold 810 membership units to our nine directors at a purchase price of $1000 per unit. The above increase was offset by the reduction in cash proceeds from membership units of $37,971,488 that was received in the nine months ended June 30, 2005.
We expect to have available cash to meet our currently anticipated liquidity needs.
In March 2005, we closed on our debt financing with CoBank, ACB, (“Co-Bank”). We entered into a $39,000,000 construction term loan, at a variable interest rate based on our selection of prime plus .45%. The agreement requires that we make 30 principal payments of $1,250,000 per quarter commencing on December 2006, with the final installment due in May 2014. In addition, we must make an additional principal payment for each September 30 year end through September 2008 equal to 75% of “Free Cash Flow,” as defined by our agreement with Co-Bank.
Lincolnway Energy also has a $10,000,000 construction/revolving term credit agreement and a $4,000,000 revolving credit agreement with Co-Bank. These agreements provide for a variable interest rate based on our selection of prime plus .45%. Our borrowings under these agreements are subject to borrowing base restrictions as defined in the agreements. The construction/revolving term credit agreement contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction term loan, with a final maturity date in September 2016. The revolving credit agreement expires in April 2007, at which time the outstanding principal is due.

The Company executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and plant and all personal property located on our property for the loan and credit agreements discussed above. As of June 30, 2006, we had borrowed $38,420,584 on our construction loan and $5,625,398 on our construction/revolving term credit agreement.
The Company also has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen at an interest rate of 4% and a $1,100,000 note payable to Fagen at an interest rate of 5%. We also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds will be disbursed upon submission of paid invoices and interest at 2.11% begins to accrue on January 1, 2007. We also have a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of our plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of June 30, 2006, we have received $400,000 from the Iowa Department of Economic Development and $346,293 from the Iowa Department of Transportation.
Lincolnway Energy design-build agreement with Fagen provided a fixed fee of $70,401,015 to build our plant. As of June 30, 2006 there have been additional costs of $769,644 for approved change orders and a $1,000,000 credit for an early completion bonus that was not paid to the contractor. We have made payments totaling $69,170,959 to Fagan as of June 30, 2006. Future commitments of $1,000,000 will be paid to Fagen if production exceeds 4.34 million gallons during the qualification period as outlined in the agreement. Included in the payment is an amount of $1,250,000 that was paid through a credit facility with Fagen as discussed above.
We entered into an agreement with an unrelated entity on March 3, 2006 to lease railcars. The 5 year term of the agreement will end in March 2011. The agreement required a $351,000 letter of credit facility as partial security for our obligations under the agreement. The letter of credit facility was funded through the $4,000,000 revolving credit agreement, and is effective until May 1, 2007. The other party to the agreement may, however, require us to extend the letter of credit facility beyond that date.
In addition to long-term debt obligations, we have certain other contractual cash obligations and commitments. The following tables provide information regarding our consolidated contractual obligations and commitments as of June 30, 2006:

	Payment Due By Period
			One to	Three to
		Less than	Three	Five	More than Five
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt Obligations	$47,142,275	$3,767,500	$10,171,446	$10,171,446	$23,031,883
Capital Lease Obligations	24,376	24,376	—	—	—
Operating Lease Obligations	3,379,237	738,378	1,467,084	1,173,775	—
Purchase Obligations
Plant Const. Commitments[1]	2,060,000	810,000			1,250,000
Coal Supplier Commitment	8,289,131	2,749,811	5,539,320	—	—
Corn Supplier Commitment	8,300,000	8,300,000	—	—	—

Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet Under GAAP	—	—	—	—	—
Total	$69,195,019	$16,390,065	$17,177,850	$11,345,221	$24,281,883

[1]	Plant construction commitments are being funded by the construction term loan and revolving term credit facility, $39,000,000 and $10,000,000, respectively. As of June 30, 2006, there was a loan balance of $44,045,982 outstanding.
Off-balance Sheet Arrangements
Lincolnway Energy has the following contractual commitments that could have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
We have an agreement with the Heart of Iowa Coop (HOIC), a member of Lincolnway Energy, pursuant to which HOIC may be required to provide 100% of our requirements for corn for use in the operation of the plant. The agreement became effective when we began accepting corn for use at the plant and may continue for a period of 20 years. We will pay a handling fee of $.075 per bushel of corn purchased and delivered by HOIC. If we choose to buy corn that is not elevated by HOIC, and is outside a 60 mile radius of Nevada, Iowa, we will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC. The agreement may be terminated by us or HOIC before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. As of June 30, 2006, we have several cash corn contracts with HOIC, for a commitment of approximately $8,300,000. The contracts mature on various dates through September 2006. The corn deliveries began at the end of April 2006.
On July 14, 2005, we entered into an agreement with an unrelated party to provide the coal supply for the plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis due to change in transportation costs. If we fail to purchase the minimum number of tons of coal for calendar 2006 and 2007, we are required to pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments total $2,749,811 and $5,539,320, respectively.
Employees
As of July 31, 2006, Lincolnway had 42 employees in the following general positions:

Position	# Employed
General Manager	1
Chief Financial Officer	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Production Manager	1
Maintenance Manager	1
Admin/Clerical	4
Shift Supervisors	4
Maint/Instrument Technicians	8
Lab Technicians	2
Plant Operators	16

Total	42

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Lincolnway Energy’s results of operation are dependent on various commodity prices such as corn and ethanol. Due to the volatility in the price of these commodities, the Company’s results could vary substantially over time and could include periods of declining prices for ethanol and distilled grains and increases in the costs of raw materials, creating the possibility of operating losses.
In an attempt to minimize the effects of the volatility of raw material inputs such as corn costs on operating profits, the Company will likely take hedging positions in the corn futures markets. Hedging is intended to be a way to attempt to reduce the risk caused by price fluctuation, and may be a means by which we may attempt to obtain some protection for the price at which we buy corn and the price at which we sells our products. The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts, which in turn is directly influenced by the cost and availability of competing products.
The price of corn is influenced by a variety of factors including weather, crop yields, farmer planting decisions and general economic, market and regulatory factors. Government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply are other material factors. The effect of these factors on the price of corn is difficult to predict and any event affecting the availability of corn, such as adverse weather or crop disease, could increase corn prices and negatively affect the Company’s business. Any shortage materially affecting corn prices could require us to suspend operations until corn is available upon economical terms. In addition, the price we pay for corn at our facility could increase if an additional ethanol production facility is built in the same general vicinity.
Another important raw material for our production of ethanol is coal, and although the Company is currently operating with a fixed-price contract for coal (subject to possible increases in transportation costs), the costs of this commodity may also vary upon expiration of our current contract, and the variations could be material.
Hedging activities intended to manage risk in the pricing of these various commodities can result in costs to us because price movements in grain (or other) contracts are highly volatile and are influenced by many factors beyond our control and these costs may be significant.
Although we believe our hedge positions accomplish an economic hedge against our future purchases, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold in the statement of operations. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
As of June 30, 2006, the fair value of our derivative instruments relating to corn was unrealized losses of $425,912. We did not have any derivative instruments relating to ethanol as of June 30, 2006. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

We have price protection in place for approximately 72 % of our corn needs through July 31, 2006. As we move into fall, additional price protection may be required in order to attempt to solidify our margins. Depending on marketing movements, crop prospects, weather and other market factors, these price protection positions may, however, cause immediate adverse effects.
Item 4. Controls and Procedures.
Lincolnway Energy has, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(b) of the Exchange Act as of the end of the period covered by this quarterly report. Our President and Chief Executive Officer and our Chief Financial Officer have concluded, based on that evaluation, that our disclosure controls and procedures have been effective for the purposes for which they are intended.
No change in our internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which it is a party or of which any of our properties was subject, other than ordinary routine litigation, if any, that was incidental to our business. As of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against us or any of our properties.
Item 1A. Risk Factors.
There has been no material change from the risk factors previously disclosed in Lincolnway’s Form 10 filed with the Securities and Exchange Commission on January 27, 2006, other than changes reflecting the transition of the Company from a start-up company in its initial construction phase to an operating company with production facilities in place. None of the changes are deemed material or outside of the scope of the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Lincolnway Energy sold 810 membership units on June 12, 2006 at a purchase price of $1,000 per unit, for an aggregate of $810,000, and without any underwriting discounts or commissions. The units were sold to the nine directors of Lincolnway Energy in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, with all of the directors being accredited investors for purposes of Rule 506 by virtue of their status as directors.
Item 3. Defaults Upon Senior Securities.
There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Lincolnway Energy exceeding 5% of its total assets.
No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of Lincolnway Energy which is registered or which ranks prior to any class of registered membership units.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of the members of Lincolnway during the period covered by this report.
Item 5. Other Information.
There were no material matters during the period covered by this report required to be described in a report on Form 8-K which have not been previously reported. Lincolnway Energy filed reports on Form 8-K on June 15, 2006 and June 22, 2006.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Organization

3.2	Operating Agreement

10.1*	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.

10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation

10.6	Ethanol Fuel Marketing Agreement

Between Lincolnway Energy, LLC and Renewable Products Marketing Group

10.7	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC and U.S. Energy

10.9*	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development

Exhibit Number	Description

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative

10.12	Coordination Services Agreement Between Lincolnway Energy, LLC and Matt Crouse

10.13**	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad

31.1**	Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2**	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of President and Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment

**	Included with this filing

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC
August 11, 2006	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

August 11, 2006	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

EXHIBIT INDEX
Exhibits to Form 10-Q
of Lincolnway Energy, LLC
Three Months Ended June 30, 2006
Description of Exhibit.
     Page
3.	Articles of Organization and Operating Agreement
3.1	Articles of Organization. (Filed as Exhibit 3.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

3.2	Operating Agreement. (Filed as Exhibit 3.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)
10.	Material Contracts
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc. (Filed as Exhibit 10.1 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.2	Master Loan Agreement between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.2 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.3 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America. (Filed as Exhibit 10.4 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation. (Filed as Exhibit 10.5 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. (Filed as Exhibit 10.6 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.7	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company. (Filed as Exhibit 10.7 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC and U.S. Energy. (Filed as Exhibit 10.8 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. (Filed as Exhibit 10.9 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development. (Filed as Exhibit 10.10 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative. (Filed as Exhibit 10.11 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

10.12	Coordination Services Agreement Between Lincolnway Energy, LLC and Matt Crouse. (Filed as Exhibit 10.12 to Lincolnway’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on January 27, 2006, and incorporated herein by reference.)

**10.13	Industry Track Agreement Between Lincolnway Energy, LLC and Union Pacific Railroad	E-1
**31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-19

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-20
**32.	Section 1350 Certifications

32.1	Section 1350 Certification of President and Chief Executive Officer	E-21

32.2	Section 1350 Certification of Chief Financial Officer	E-22

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment

**	Included with this filing