Form 10-K
period 2006-09-30
Lincolnway Energy, LLC
filed 2006-12-21
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa (Address of principal executive offices)	50201 (Zip Code)
Registrant’s telephone number, including area code: (515) 382-8899
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
The aggregate market value of the units held by non-affiliates of the registrant was $36,191,337 as of March 31, 2006. The units are not listed on an exchange or otherwise publicly traded, and no transfers of any units had occurred through March 31, 2006. The value of the units for this purpose has been based upon the $903 book value per-unit as of March 31, 2006. In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.
The number of units outstanding as of November 30, 2006 was 42,859.
DOCUMENTS INCORPORATED BY REFERENCE: None

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2006

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA
     Various discussions and statements in this annual report are or contain forward looking statements that express Lincolnway Energy’s current beliefs, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion and acquisition opportunities and strategies; management’s plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as “expects,” “anticipates,” “estimates,” “plans,” “may,” “will,” “anticipates,” “expects,” “contemplates,” “forecasts,” “future,” “potential,” “predicts,” “projects,” “prospects,” “possible,” “continue,” “hopes,” “intends,” “believes,” “seeks,” “should,” “could,” “thinks,” “objectives” and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements involve and are subject to various risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy’s future results, performance or business conditions, and strong reliance must not be placed on any forward looking statements.
     Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy’s management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy’s business strategy is based and all of the various factors, risks and uncertainties discussed in Items 1, 1A and 7 of this annual report.
     Lincolnway Energy may have obtained industry, market and competitive position data used in this annual report from Lincolnway Energy’s own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a relatively new and rapidly developing industry such as the ethanol industry.

PART I
Item 1. Business.
General Overview
Lincolnway Energy, LLC is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based, fuel grade ethanol plant in Story County, Iowa, near Nevada, Iowa. Lincolnway Energy acquired a 160 acre parcel of real estate near Nevada, Iowa in November 2004 for approximately $1,598,000. Lincolnway Energy entered into agreements with Fagen, Inc. and ICM, Inc. in December 2004 for the construction of a dry mill, coal fired ethanol plant on that real estate.
Lincolnway Energy selected the Nevada, Iowa site based upon management’s analysis of several factors, including that the site was in an area with adequate corn production and water supply, and had access to both road and rail transportation. The site is near Iowa State US Highway 30 and Interstate 35 and is served by the Union Pacific Railroad.
Lincolnway Energy commenced site grading and dirt work for the construction of its ethanol plant on November 15, 2004, and the ethanol plant reached final completion in May 2006. The aggregate construction cost for the ethanol plant and related equipment was approximately $78,000,000.
The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 144,000 tons of distillers grains per year.
Lincolnway Energy has been engaged in the production of ethanol and distillers grains from corn at its ethanol plant since May 22, 2006. The ethanol plant passed the performance testing processes and procedures under the construction agreements on June 22, 2006, and has been fully operational since that time.
During the period of May 2006 through the close of the fiscal year ended September 30, 2006, Lincolnway Energy processed 6,565,257 bushels of corn into 18,154,197 gallons of ethanol and 46,541 tons of distillers grains.
Lincolnway Energy currently does not capture or market the carbon dioxide which is produced as part of the ethanol production process.

General Developments
Lincolnway Energy entered into an agreement on July 22, 2006 to purchase an approximately 93 acre parcel of real estate which adjoins Lincolnway Energy’s ethanol plant site, and the closing of that purchase occurred on November 8, 2006. Although Lincolnway Energy has no immediate plans to do so, the real estate was acquired for the possible future purpose of gaining additional railroad access and the construction of additional rail tracks. Lincolnway Energy currently plans to custom farm the real estate.
Lincolnway Energy had submitted an application to the City of Des Moines, Iowa (the City) on October 6, 2006 to be considered for selection by the City as the redeveloper for an approximately 122 acre parcel of real estate located in the City for the construction of a dry mill, coal fired ethanol plant with a nameplate production capacity of 100,000,000 gallons of ethanol per year. Lincolnway Energy withdrew its application, however, on November 30, 2006. Lincolnway Energy does not have any plans at this time for the construction of an additional ethanol plant.
Financial Information
Financial statements for Lincolnway Energy are included in Item 8 of this annual report. The financial statements include information regarding Lincolnway Energy’s revenues, profits or losses and total assets. Item 6 of this annual report includes summary selected financial data.
Principal Products and Their Markets
Lincolnway Energy’s principal products are fuel grade ethanol and distillers grains.
Ethanol
Lincolnway Energy produces ethanol from corn. The ethanol produced by Lincolnway Energy is fuel grade ethanol, which can be used as a blend component/fuel additive in gasoline. Ethanol increases the octane rating of gasoline and reduces vehicle emissions, primarily carbon monoxide. The use of ethanol is heavily supported by various governmental incentives and programs, and the loss of one or more of those incentives or programs could be highly detrimental to the ethanol industry.
Lincolnway Energy’s ethanol production is marketed by Renewable Products Marketing Group. Lincolnway Energy’s agreement with Renewable Products Marketing Group is effective until it is terminated by either Lincolnway Energy or Renewable Products Marketing Group upon 45 days notice. The agreement has an initial 12 month term through June 2007. Lincolnway Energy’s ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee of $.01 per gallon of ethanol, and Renewable

Products Marketing Group pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. The averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant. Lincolnway Energy is dependent upon its agreement with Renewable Products Marketing Group for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement could have material adverse effects on Lincolnway Energy.
The primary purchasers of ethanol are refiners or blenders or wholesale marketers of gasoline. Lincolnway Energy anticipates that its ethanol production will be sold primarily in coastal markets given the availability of rail service at Lincolnway Energy’s ethanol plant, but Renewable Products Marketing Group controls the marketing of all of Lincolnway Energy’s ethanol output.
Lincolnway Energy anticipates that its primary means of shipping and distributing ethanol will be by rail, but Lincolnway Energy is also able to ship and distribute ethanol by truck.
The nameplate production capacity of Lincolnway Energy’s ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month, although Lincolnway Energy anticipates a production level exceeding nameplate capacity. Lincolnway Energy’s first month of production at full capacity was July 2006.
Lincolnway Energy exceeded the monthly nameplate production capacity for each of July, August, September and November of 2006. Lincolnway Energy had a planned shutdown of its ethanol plant during October 2006, and the ethanol production during October 2006 was 3,884,521 gallons of ethanol.
Lincolnway Energy anticipates processing approximately 19,643,000 bushels of corn into approximately 54,750,000 gallons of ethanol during the fiscal year ending September 30, 2007.
Lincolnway Energy’s revenues from the sale of ethanol during the fiscal year ended September 30, 2006 accounted for approximately 90% of Lincolnway Energy’s total revenues. Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2007 will account for approximately 90% of Lincolnway Energy’s total revenues.
Distillers Grains
Lincolnway Energy’s other primary product is distillers grains, which is a byproduct of the ethanol production process. Distillers grains are, in general, the solids which are left after the processing and fermentation of corn into ethanol. Distillers grains are a high protein feed supplement that is marketed primarily in the dairy and beef industries. Distillers grains can also be used in poultry, swine and other livestock feed.
A dry mill ethanol process such as that utilized by Lincolnway Energy creates distillers wet grains and distillers dried grains with solubles. Distillers wet grains contains approximately 70% moisture, and has a shelf life of only approximately three days. Distillers wet grains can therefore only be sold to users within the immediate vicinity of the ethanol plant. Distillers dried grains with solubles is distillers wet grains that has been dried to 10% to 12% moisture. Distillers dried grains with solubles has an almost indefinite shelf life and may be sold and shipped to any market.
Lincolnway Energy has an agreement with Commodity Specialists Company for the marketing, sale and distribution of all of Lincolnway Energy’s output of distillers grains. Lincolnway Energy pays Commodity Specialists Company 2% of the FOB plant price received by Commodity Specialists Company for the distillers grains. The term of the agreement is for one year commencing from May 22, 2006, but the agreement may be terminated by either party upon 90 days written notice. Lincolnway Energy is dependent upon its agreement with Commodity Specialists Company for the marketing and sale of Lincolnway Energy’s distillers grains, and Lincolnway Energy’s loss of the agreement could have material adverse effects on Lincolnway Energy.
The primary purchasers of distillers grains are individuals or companies involved in dairy, beef or other livestock production. Lincolnway Energy anticipates that approximately 7% of its distillers grains will be locally marketed to nearby livestock producers, but Commodity Specialists Company controls the marketing of all of Lincolnway Energy’s distillers grains.
Lincolnway Energy anticipates that its means of shipping and distributing distillers grain will be by rail or by truck. Local livestock producers are also able to pick up distillers grains directly from the ethanol plant.
Lincolnway Energy produced 46,541 tons of distillers grains from the period of May 2006 through the close of the fiscal year ended September 30, 2006, or approximately 12,477 tons of distillers grains per month. The composition of the distillers grains was approximately 2% distillers wet grains and 98% dried distillers grains with solubles. Lincolnway Energy’s first month of production at full capacity was July 2006.
Lincolnway Energy anticipates processing approximately 19,643,000 bushels of corn into approximately 54,750,000 gallons of ethanol and approximately 157,000 tons of distillers grains during the fiscal year ending September 30, 2007.

Lincolnway Energy’s revenues from the sale of distillers grains during the fiscal year ended September 30, 2006 accounted for approximately 10% of Lincolnway Energy’s total revenues. Lincolnway Energy estimates that its revenues from the sale of distillers grains for the fiscal year ending September 30, 2007 will account for approximately 10% of Lincolnway Energy’s total revenues.
Although distillers grains is a primary product of Lincolnway Energy, Lincolnway Energy does not believe that distillers grains should be viewed as a significant or material source of revenue for Lincolnway Energy over the long term because of the increasing potential for the overproduction and supply of distillers grains.
Carbon Dioxide
Lincolnway Energy currently does not attempt to capture or market the carbon dioxide which is produced as part of the ethanol production process, and Lincolnway Energy currently has no plans to do so. Lincolnway Energy estimates that it will produce approximately 151,000 tons of carbon dioxide per year, assuming full production.
Sources and Availability of Raw Materials
Corn and coal are the primary raw materials that are utilized by Lincolnway Energy in the production of ethanol. Corn is used to produce the ethanol, and coal is Lincolnway Energy’s primary energy source for its ethanol plant.
Corn
Lincolnway Energy estimates that it will utilize approximately 19,643,000 bushels of corn per year at its ethanol plant, or approximately 1,637,000 bushels per month, assuming production at a capacity of 54,750,000 gallons of ethanol per year.
Lincolnway Energy’s ethanol plant is located in Story County, Iowa, near Nevada, Iowa. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant. There is not, however, any assurance that Lincolnway Energy will be able to purchase sufficient corn supplies from Story County or regarding the supply or availability of corn given the numerous factors which affect the supply and price for corn.
Lincolnway Energy has an agreement with Heart of Iowa Cooperative pursuant to which Lincolnway Energy can obtain up to 50% of its corn needs from Heart of Iowa Cooperative’s facility located adjacent to Lincolnway Energy’s ethanol plant, with the remaining 50% to be obtained from other Heart of Iowa Cooperative facilities or other licensed grain dealers. The 50% limitation for Heart of Iowa Cooperative,

Nevada, Iowa location was imposed by the Iowa Department of Natural Resources, as part of the air permitting process. Heart of Iowa Cooperative is a licensed grain dealer and has locations throughout Story County, Iowa. Heart of Iowa Cooperative is also a member of Lincolnway Energy. Lincolnway Energy’s 20 year agreement with Heart of Iowa Cooperative may be terminated upon six months notice and payment of $2,000,000 by the terminating party, but the termination payment is reduced by $50,000 for each completed year of the agreement.
Lincolnway Energy began the production of ethanol on May 22, 2006. Lincolnway Energy purchased approximately 6,919,000 bushels of corn from Heart of Iowa Cooperative during May 2006 through the fiscal year ended September 30, 2006.
Corn is delivered to Lincolnway Energy’s ethanol plant by rail and by truck. Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.
Coal
Lincolnway Energy’s ethanol plant is a coal fired plant. Lincolnway Energy estimates that its ethanol plant will utilize approximately 275 tons of coal and 5 tons of lime per day, assuming operation at the nameplate production capacity of 50,000,000 gallons of ethanol per year.
Lincolnway Energy began the production of ethanol on May 22, 2006. Lincolnway Energy utilized approximately 33,000 tons of coal and 691 tons of lime during May 2006 through the fiscal year ended September 30, 2006.
Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer. The agreement allows Lincolnway Energy to purchase up to 120,000 tons of coal per year at a fixed price per ton, subject to certain specified adjustments, including based on the quality of the coal and inflation type measures. Lincolnway Energy is also charged a transportation cost per ton that may be increased because of various factors. If Lincolnway Energy fails to purchase the minimum tons of coal per year specified in the agreement (40,000 tons for the calendar year 2006 and 80,000 tons for the calendar year 2007), Lincolnway Energy is required to pay a penalty of $12.00 per ton. Lincolnway Energy’s agreement with Williams Bulk Transfer will expire by its terms on January 1, 2008. Lincolnway Energy is totally dependent upon its agreement with Williams Bulk Transfer for the supply of all of Lincolnway Energy’s coal needs. Lincolnway Energy’s loss of its contract with Williams Bulk Transfer, or Lincolnway Energy’s inability to negotiate a new contract with Williams Bulk Transfer or another supplier on favorable terms before January 1, 2008, would have material adverse effects on Lincolnway Energy.

All of the coal utilized by Lincolnway Energy is delivered by truck. Lincolnway Energy has coal storage capabilities for approximately 8 days of continuous ethanol production.
Other Raw Materials
Lincolnway Energy’s ethanol plant also requires a significant amount of electricity and significant supplies of water.
Lincolnway Energy’s electricity needs are currently met by Alliant Energy. Lincolnway Energy pays the general service rates for its electricity.
Lincolnway Energy utilizes approximately 602,000 gallons of water per day. Lincolnway Energy’s water needs are currently met by the City of Nevada.
Rail Access
Rail access is critical to the operation of Lincolnway Energy’s ethanol plant, for the shipment and distribution of ethanol and distillers grains. Lincolnway Energy utilizes rail track owned by Lincolnway Energy, as well as tracks owned by the Union Pacific and Heart of Iowa Cooperative. Lincolnway Energy has agreements with the Union Pacific and Heart of Iowa Cooperative regarding the use of their tracks.
Expansion Plans
Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants. Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.
Lincolnway Energy will also continue to consider and evaluate any other opportunities that may arise with respect to its ethanol plant or the ethanol industry, including with respect to any use or marketing of corn germ or corn oil.
Research and Development Activities
Lincolnway Energy is not currently engaged in any significant research or development activities, whether independently or in conjunction with others.

Competition
The ethanol industry and markets are highly competitive and are rapidly becoming increasingly more competitive given the substantial construction and expansion that has already occurred and is continuing to incur in the industry. According to the Renewable Fuels Association, world ethanol production rose to 12 billion gallons in 2005, with non-U.S. production accounting for 65% of that amount. The U.S. and Brazil are the world’s largest producers of ethanol.
According to the Renewable Fuels Association, ethanol industry capacity in the U.S. was approximately 4.5 billion gallons per year as of May 2006, with an additional 2.2 billion gallons per year of capacity under construction at that time. The ethanol industry in the U.S. has grown to over 100 production facilities, and other facilities are in the planning or construction stages and various existing facilities are being expanded.
The competitors in the U.S. include not only regional farmer-owned entities, but also the major oil companies and other large, public companies such as Archer Daniels Midland, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc. and Abengoa Bioenergy Corp.
The ethanol industry may also face increasing competition from international suppliers of ethanol. International suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than Lincolnway Energy’s and other U.S. based ethanol producers. Although there is currently a $.54 per gallon tariff on foreign produced ethanol, the tariff is scheduled to expire in 2007 and ethanol imports equivalent to up to 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of ethanol may significantly increase their imports into the U.S. Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon. Some of the larger competitors in the ethanol industry will likely construct or establish ethanol plants in Central America or the Caribbean.
Smaller competitors also pose a threat. Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.
Any increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy’s results of operations and financial position.

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any which will make it difficult for Lincolnway Energy to compete with the competitor. For example, greater ethanol production may allow a competitor to market its ethanol or distillers grains at lower prices than Lincolnway Energy. Lincolnway Energy anticipates that there will be acquisitions and consolidations in the ethanol industry, and that those acquisitions and consolidations will lead to additional competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.
An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products. For example, ethanol can be produced from various types of waste, cheese whey, potatoes, wheat, oats, barley straw, sorghum, milo, sugar bogasse, rice hulls and biomass. It is possible that one or more of these other sources may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn. For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale. Any increased production of ethanol from any of those sources could also adversely affect the price for ethanol generally. Lincolnway Energy’s ethanol plant is designed to produce ethanol only from corn.
Some competitors may also be able to operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy. The other sources of energy include natural gas and various forms of waste type products, such as tires and construction waste. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to market their ethanol at lower prices than Lincolnway Energy.
Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy’s profitability. Although it is difficult to predict if any new fuel additives will be developed, it will occur at some point, and it could be in the near future.
Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and would likely have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete.
Ethanol is a commodity and is priced on a very competitive basis. Lincolnway Energy believes that its ability to compete successfully in the ethanol industry will depend upon its ability to price its ethanol competitively, which in turn will depend on many factors, many of which are beyond the control of Lincolnway Energy and its management. As indicated above, one of those factors is that Lincolnway Energy is subject to material and substantial competition, including from competitors who will be able to produce or market significantly higher volumes of ethanol and at lower prices.
Lincolnway Energy believes that the principal competitive factors with respect to distillers grains are price, proximity to purchasers and product quality.
Government Oversight and Regulation
Lincolnway Energy’s business is subject to substantial governmental oversight and regulation, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of Lincolnway Energy’s employees.
Lincolnway Energy needs to maintain various permits to be able to maintain and continue its operations. The permits include its air permits from the Iowa Department of Natural Resources. Lincolnway Energy is scheduled for stack testing in mid-December. The intent of those tests is to verify whether Lincolnway Energy is meeting the requirements and conditions of its air permit. Another coal fired ethanol plant that was constructed by the same contractor utilized by Lincolnway Energy recently failed its stack permit tests, and is now subject to additional permitting and regulatory requirements as well as possible fines and sanctions. Lincolnway Energy does not anticipate that it will know the results of its stack tests until January 2007, but Lincolnway Energy anticipates that it may experience difficulties with the stack tests given the problems faced by the other ethanol plant. If Lincolnway Energy is not able to pass its stack tests, Lincolnway Energy will need to obtain additional permits and may be subject to fines.
The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at “Lincolnway Energy’s Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy’s Business”.
The ethanol industry is also substantially supported by and dependent upon various federal and state programs, including various subsidies, tax exemptions and other forms of financial incentives. Some of those programs and the principal risks associated with the governmental support of the ethanol industry are discussed in Item 1A of this annual report, under “Loss of Current Governmental Support and Incentives for Ethanol Would Reduce the Use of Ethanol and Materially and Adversely Affect Lincolnway Energy’s Results of Operations and Financial Position”.

Employees
As of December 15, 2006, Lincolnway Energy had 43 employees.
Item 1A. Risk Factors.
Any of the following risks could significantly and adversely affect Lincolnway Energy’s prospects, business, results of operation and financial condition. The following risks are not the only risks Lincolnway Energy is subject to or may face, and they are not intended to be set forth in order of materiality or significance.
Risks Relating to Lincolnway Energy and Its Business
Lincolnway Energy Has A Limited Operating History. Lincolnway Energy was organized in May, 2004, and its ethanol plant did not become operational until May 22, 2006. Lincolnway Energy therefore has a limited business, operating and financial history. Lincolnway Energy is in a rapidly expanding and evolving industry where supply and demand and other industry factors and occurrences can change materially in a short amount of time. Lincolnway Energy may not be able to achieve its purposes or objectives.
Lincolnway Energy’s Managers And Officers Do Not Have Substantial Experience With An Ethanol Plant Or In The Ethanol Industry. The board and the officers of Lincolnway Energy do not have any experience with an ethanol plant or the ethanol industry, other than through their positions with Lincolnway Energy. Lincolnway Energy has one ethanol plant that did not commence operations until May 22, 2006. The managers and officers therefore do not have significant or material experience in, or knowledge of, the operation of an ethanol plant or in or of the ethanol industry.
Lincolnway Energy Is Heavily Dependent On A Management Team And Certain Suppliers And Service Providers, But Could Lose Any Of Their Services At Any Time. Lincolnway Energy is heavily dependent upon its core management team of its president and chief executive officer, chief financial officer, plant manager, commodities manager and controller, as well as on the companies which provide coal and corn to Lincolnway Energy and the companies providing marketing services for Lincolnway Energy’s ethanol and distillers grains. If any of those management team members or companies terminate their services or for any reason cease to provide services to Lincolnway Energy, Lincolnway Energy’s business and operations could be adversely affected in a sudden and material way. The services could be lost for reasons outside of anyone’s control, such as death or disability. The companies themselves may also be heavily dependent upon one or more key employees or other relationships, and the loss of any of those employees or relationships by a company could adversely affect the company’s ability to continue to provide timely and quality services to Lincolnway Energy.

Lincolnway Energy’s Ethanol Plant Has Only Been Operating Since May 22, 2006. Lincolnway Energy’s ethanol plant has only been operating since May 22, 2006, and Lincolnway Energy is still in the process of testing the production and energy parameters and capacity of the ethanol plant and otherwise developing and testing processes and procedures for the operation and maintenance of the ethanol plant. Lincolnway Energy may still discover defects or deficiencies in the ethanol plant, which could cause production and other delays as well as substantial costs and expenses, and in particular if the defects or deficiencies are not covered by any warranty.
Lincolnway Energy Is Subject To Risk Because Its Ethanol Plant Utilizes Coal. The primary energy source for Lincolnway Energy’s ethanol plant is coal. The use of coal as a power source for an ethanol plant is still relatively new and untested, and it is possible that the emissions generated by Lincolnway Energy’s ethanol plant will exceed those permitted under applicable regulatory and permit conditions and requirements. If that occurs, Lincolnway Energy will need to obtain new permits for its ethanol plant and will be subject to significantly higher regulatory, permitting and compliance costs. Another ethanol plant that utilizes coal has recently failed its stack permit tests, and is now subject to additional permitting and regulatory requirements as well as possible fines and sanctions. The contractor for that ethanol plant was the same contractor that was utilized by Lincolnway Energy, and Lincolnway Energy anticipates that it may face the same difficulties. There is no assurance that Lincolnway Energy will be able to obtain any new or additional permits or other governmental approvals that may be necessary if Lincolnway Energy’s ethanol plant violates applicable emissions or other regulatory or permit conditions or requirements.
Lincolnway Energy’s ability to comply with the emissions and other requirements arising from its use of coal will depend to a degree on the type and quality of coal that is provided to Lincolnway Energy by its coal supplier. If the coal does not meet the content and quality standards anticipated by Lincolnway Energy, Lincolnway Energy may not be able to meet its emissions and other regulatory and permit conditions and requirements.
The use, storage and handling of coal creates risks related to dust explosions and fire. Although Lincolnway Energy will take precautions to try to avoid those types of incidents, there is no assurance that those precautions will be successful in every circumstance.
The use of coal also generates fly ash, and Lincolnway Energy may face economic, logistic and environmental issues and difficulties in disposing of its fly ash.
Lincolnway Energy currently obtains all of its coal from one coal supplier, and Lincolnway Energy’s agreement with that supplier runs through December 31, 2007. If that supplier fails to perform for any reason, Lincolnway Energy might face an interruption in their supply and have to seek an alternate supply source. Lincolnway

Energy does not have any agreement with any alternative suppliers at this time. As with natural gas and other energy sources, coal supplies can be subject to interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages. An extended interruption in the supply of coal could cause Lincolnway Energy to halt or discontinue their production of ethanol, which would damage Lincolnway Energy’s ability to generate revenues.
Lincolnway Energy’s Business Is Not Diversified Because It Is Limited To The Operation Of A Single Ethanol Plant In The Midwest. Lincolnway Energy’s business is limited to the ownership and operation of a single ethanol plant, although it is possible that Lincolnway Energy may attempt to own and operate other ethanol plants at some point in the future. The products of the ethanol plant are limited to ethanol and distillers grains, and the ethanol is limited to use as a fuel additive, as opposed to industrial and food and beverage ethanol. Lincolnway Energy is not, therefore, a diversified business.
Lincolnway Energy’s plant is located in Story County, Iowa. Lincolnway Energy contemplates that if it ever owns or operates any additional ethanol plants, the plants will also be located in the Midwest. The geographic location of Lincolnway Energy’s business may therefore be limited to Iowa or, perhaps, the Midwest. Lincolnway Energy is therefore subject to any adverse economic conditions or occurrences which may be particular to the Midwest. Lincolnway Energy’s location in the Midwest may also lower Lincolnway Energy’s potential customer base given, among other things, the logistics and cost to transport ethanol and distillers grains to other regions.
If Lincolnway Energy Ever Expands, It Will Be Subject To The Risks Inherent In The Development And Construction Process. If Lincolnway Energy ever determines to expand its existing ethanol plant or to pursue the construction of an additional ethanol plant, Lincolnway Energy will be subject to the numerous material risks and uncertainties inherent in the development and construction process. For example, it may be difficult to identify a suitable location for another ethanol plant because many favorable locations have already been acquired by other ethanol plants or ethanol plant developers.
Lincolnway Energy May Make Other Investments Or Engage In Other Business. Lincolnway Energy’s board has the authority to cause Lincolnway Energy to construct or acquire or to invest in other ethanol plants or to make other investments or to engage in other businesses. The scope and nature of Lincolnway Energy’s business could therefore change significantly, which could expose Lincolnway Energy to numerous other risks and uncertainties. Lincolnway Energy’s business may not always be limited only to owning and operating its current ethanol plant.
Lincolnway Energy Is Leveraged And Has Substantial Debt And Debt Service Requirements. Lincolnway Energy financed the construction and start-up of its ethanol plant with significant debt, and Lincolnway Energy will have loans outstanding from time to time under its operating and working lines of credit.

The use of leverage creates risks. For example, if Lincolnway Energy is unable to generate profits and cash flow to service its substantial debt and its ongoing operations and working capital needs, Lincolnway Energy may be forced to reduce or delay capital expenditures or any expansion plans, sell assets or operations, obtain additional loans or capital or attempt to restructure its loans and other debt. Lincolnway Energy also may not be able to renew, extend or replace any existing loans or financing arrangements Lincolnway Energy may have in place from time to time. If any of those events occur, Lincolnway Energy will need to attempt to obtain additional financing through the sale of additional units or debt in Lincolnway Energy or through additional loans from other lenders. Any additional financing may lower returns and adversely affect Lincolnway Energy’s cash flow, business and operations. If Lincolnway Energy is unable to obtain financing when needed, Lincolnway Energy may be forced to liquidate or otherwise sell some or all of its assets or operations.
Lincolnway Energy will also need to comply with the numerous restrictions and covenants that are included as part of Lincolnway Energy’s credit and loan agreements. The restrictions and covenants include prohibitions or restrictions on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy’s members. The credit and loan agreements also require Lincolnway Energy to maintain various financial ratios and other similar financial covenants. Those restrictions and requirements may limit Lincolnway Energy’s flexibility in planning for, or reacting to, competition or changes in the ethanol industry and Lincolnway Energy’s ability to pursue other perceived business opportunities.
Lincolnway Energy’s loans are secured by liens on all of Lincolnway Energy’s assets, and if Lincolnway Energy breaches its agreements with its lenders, the lenders will be able to foreclose on Lincolnway Energy’s assets.
Lincolnway Energy’s debt and leverage may place it at a competitive disadvantage with competitors which have less debt or greater financial resources, and may also increase Lincolnway Energy’s vulnerability to adverse economic or industry conditions or occurrences.
Any increases in Lincolnway Energy’s debt will increase the risks discussed above.
Lincolnway Energy’s Financing Costs Will Rise If Interest Rates Increase. Lincolnway Energy will be adversely affected by any increase in interest rates or other lending costs because Lincolnway Energy has substantial debt. Interest rates have risen recently, and, although difficult to predict, it is likely that there will be additional increases in interest rates in both the near and longer term future.

Lincolnway Energy’s Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy’s Control. Although Lincolnway Energy’s ethanol plant produces distillers grains, ethanol is the primary and material source of revenue for Lincolnway Energy.
Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends. For example, the spot price of ethanol reached $3.81 at the Chicago terminal, during June 2006, but was at $1.78 on September 25, 2006.
The price of gasoline also varies significantly over both short and long term periods. The price for ethanol has some correlation to the price of gasoline, so low gasoline prices or reductions in gasoline prices will also generally reduce ethanol prices and profitability. Gasoline prices were at or near record levels in late June 2006 due to various events and circumstances, but it is unlikely that gasoline prices will continue at their current level over the long term. Also, the current gasoline price has reached a level where businesses and consumers are actively seeking ways to lower or reduce their gasoline consumption. If that trend continues, it could adversely affect gasoline and ethanol prices and the profitability of ethanol plants.
Lincolnway Energy’s inability to foresee or accurately predict changes in the supply or prices of ethanol or gasoline will adversely affect Lincolnway Energy’s business.
Even if ethanol prices are favorable, Lincolnway Energy still may not be able to sell all of its ethanol, or at favorable prices.
The Increase In Supplies Of Ethanol May Adversely Affect Ethanol And Ethanol Byproduct Prices. There has been a significant increase in ethanol production over the past two to three years and Lincolnway Energy anticipates that there will continue to be material increases in ethanol production because of the numerous plants under construction or in the planning stages.
The increased ethanol production will at some point lead to lower ethanol prices and lower prices for distillers grains. It is also possible that there will be excess ethanol and/or distillers grains production at some point, which would also lower ethanol and distillers grains prices. Lower ethanol and distillers grains prices will reduce profitability.
Excess ethanol production capacity could also result from decreases in demand for ethanol, which could result from a number of factors, such as regulatory developments or reduced gasoline consumption in the United States.
Purchases Of Ethanol Blended Gasoline Will Decline If The Price Exceeds The Price For Regular Unleaded Gasoline. The price of ethanol blended gas at the pump has at times exceeded the price of regular unleaded gasoline. Consumers’

purchases of gasoline are price driven, so it is likely that the use of ethanol blended gasoline will be reduced during periods where the price of ethanol blended gasoline exceeds the price of regular unleaded gasoline.
Continued Growth In The Ethanol Industry Depends On Changes To And Expansion Of Related Infrastructure Which May Not Occur On A Timely Basis, If At All. Substantial development and/or expansion of infrastructure will be required by persons outside of Lincolnway Energy’s control for the ethanol industry to be able to continue to grow. Some areas requiring development or expansion include:
•	Additional rail and rail car capacity;

•	Additional storage facilities for ethanol;

•	Increases in truck fleets capable of transporting ethanol within localized markets;

•	Expansion of refining and blending facilities to handle ethanol;

•	Growth in service stations equipped to handle ethanol fuels, and in particular E85 fuels; and

•	Growth in the fleet of flexible fuel vehicles which are capable of using fuel with significantly higher ethanol content than 10%.
The substantial investments required for these infrastructure developments may not be made or they may not be made on a timely basis. Any delay or failure in making the developments to or expansion of the infrastructure could hurt the demand or prices for ethanol, impede Lincolnway Energy’s delivery of ethanol, impose additional costs on Lincolnway Energy or otherwise have a material adverse effect on Lincolnway Energy’s results of operations and financial condition.
Any Significant Dependence On Any Particular Customer Or Supplier Could Have Adverse Effects On Lincolnway Energy In The Event Of The Loss Of Any Such Customer Or Supplier. If Lincolnway Energy is overly dependent on any particular customer or group of customers for the sale of its ethanol or distillers grains or on any supplier or group of suppliers for Lincolnway Energy’s corn, coal or other inputs, the loss of any such customer or supplier could have a material adverse effect on Lincolnway Energy and its business. Lincolnway Energy is currently heavily dependent upon a single supplier for obtaining a significant portion of its corn needs and upon another supplier for all of its coal needs. Lincolnway Energy also currently utilizes a single company to market all of Lincolnway Energy’s ethanol and another company to market all of its distillers grains. The loss of any of those relationships could have material adverse effects on Lincolnway Energy.
Lincolnway Energy’s Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy’s Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies. Lincolnway Energy’s results of operations will be substantially dependent on commodity prices, especially prices for corn, coal, ethanol and unleaded gasoline. The prices of these commodities are volatile and beyond Lincolnway Energy’s control. As a result of the volatility of the prices for these commodities, Lincolnway Energy’s results will likely fluctuate substantially. Lincolnway Energy will experience periods during which the prices for ethanol and distillers grains decline and the costs of Lincolnway Energy’s raw materials increase, which may result in operating losses and which will adversely affect Lincolnway Energy’s financial condition. Lincolnway Energy may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, coal or other items or by engaging in hedging and other futures related activities, but those activities also involve substantial costs and risks and may be ineffective to mitigate price fluctuations.
The Supply And Costs Of The Inputs Required By Lincolnway Energy Can Vary Greatly And Adversely Affect Lincolnway Energy’s Profits And Financial Position. Lincolnway Energy’s ethanol plant produces ethanol from corn, and Lincolnway Energy estimates that corn costs will, on the average, make up approximately 72% of Lincolnway Energy’s annual total operating costs. Accordingly, rising corn prices will lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. Lincolnway Energy generally will be unable to pass along increased corn costs to Lincolnway Energy’s customers. Corn prices have risen significantly as of late, with the cash corn price in Lincolnway Energy’s local market area ranging from a low of $2.09 per bushel in July, 2006 to a high of $3.64 per bushel in November 2006. The corn price based on the Chicago Board of Trade daily futures data ranged from a low of $2.49 per bushel to a high of $3.94 per bushel over that same five month period.
The price of corn is influenced by many factors, including general economic, market and regulatory factors, such as government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. For example, the rapidly expanding ethanol industry will have effects on the corn markets and on the supply of corn, but the short term and long term magnitude is difficult to estimate at this time. Lincolnway Energy anticipates, however, that the expansion of the ethanol industry will lead to a significantly greater demand for corn, which will result in higher corn prices and, possibly, shortages of corn from time to time. The price for corn in the market area encompassing Lincolnway Energy’s ethanol plant could be higher than the corn price payable in other markets, and in particular if another ethanol plant is constructed in the same market area or another ethanol plant attempts to purchase corn in Lincolnway Energy’s market area. Lincolnway Energy will also compete for corn with the livestock producers and elevators located within Lincolnway Energy’s market area. The price of corn is also influenced by the supply of corn, which is subject to many risks which are beyond anyone’s control, such as farmer planting decisions, imports, weather and disease.
Lincolnway Energy will have difficulty from time to time in obtaining corn on economical terms, due to increasing prices or supply shortages. Lincolnway Energy may not always have short-term or long-term agreements or positions in place for the purchase of all of its corn needs, and Lincolnway Energy will at times need to buy all, or at least some, of Lincolnway Energy’s corn needs on the open market. There may not be adequate supplies of corn available on the open market or at prices which are favorable or acceptable to Lincolnway Energy.
If Lincolnway Energy is unable to obtain corn, Lincolnway Energy could be required to suspend operations until corn became available or at economical terms. Any suspension of operations would have a material adverse effect on Lincolnway Energy’s business, results of operations and financial condition.
Lincolnway Energy’s gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. During June 2006, the spread between ethanol and corn prices was at a historically high level, due to high oil prices combined with the historically low corn prices. The price of ethanol and corn fluctuates frequently and widely, however, and corn prices will be higher at some point, and ethanol prices will be lower at some point. Any favorable spread between ethanol and corn prices which may exist from time to time therefore cannot be relied upon as indicative of the future. For example, the crush spread has narrowed significantly during the last two months. As another example, the crush spread fluctuated widely during 2005, with average U.S. ethanol rack prices, as reported by Bloomberg, L.P., ranging from approximately $0.94 to $3.82, and with corn spot prices based on the Goldman Sachs Commodity Index ranging from approximately $1.48 to $2.75.
The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as coal, electric and other energy costs. Lincolnway Energy’s ethanol plant utilizes coal as its primary energy source, and Lincolnway Energy estimates that coal costs will, on average, make up approximately 6% of Lincolnway Energy’s annual total operating costs. The prices for and availability of coal are subject to numerous market conditions and factors which are beyond Lincolnway Energy’s control. Significant disruptions in the supply of coal would impair Lincolnway Energy’s ability to produce ethanol, and increases in coal prices or changes in Lincolnway Energy’s coal costs relative to the costs paid by Lincolnway Energy’s competitors would adversely affect Lincolnway Energy’s results of operation and financial position.
Lincolnway Energy is currently reliant upon its contract with a single coal supplier for the supply of all of Lincolnway Energy’s coal needs. The contract will terminate by its terms, however, on January 1, 2008, and there is no assurance that Lincolnway Energy will be able to enter into a similar agreement for the supply of coal after that time. Lincolnway Energy believes its current contract for coal provides it with some protection regarding extreme changes in the price of coal, but there is no assurance that Lincolnway Energy will be able to enter into another contract that provides those same protections to Lincolnway Energy.

There may also be seasonal fluctuations experienced by Lincolnway Energy in the price of corn and coal and the price of ethanol. For example, the spot price of corn has historically tended to rise during the spring planting season in May and June and to decrease during the fall harvest in October and November. The price of gasoline has tended to rise during the summer and winter months. Lincolnway Energy does not, however, know if the historical seasonal fluctuations will continue or will affect Lincolnway Energy’s results over time.
Transportation costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped long distances to a terminal where the ethanol can be blended with gasoline. The recent high fuel prices have greatly increased transportation costs, and Lincolnway Energy believes that fuel prices will stay high for at least the near future.
Lincolnway Energy’s inability to foresee or accurately predict changes in the supply or prices of corn, coal and other inputs, or the inability to pass on any increased costs to Lincolnway Energy’s customers, will adversely affect Lincolnway Energy’s business.
Lincolnway Energy’s inability to obtain, or any delays in obtaining, corn, coal or other inputs in times of shortages or high demand will also adversely affect Lincolnway Energy’s business.
Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile. The agricultural economy and the economy in general, and market prices and futures prices for oil, ethanol, distillers grains, corn, coal and other inputs needed for Lincolnway Energy’s ethanol operation, are highly volatile and are influenced by many varying factors. It is difficult to identify all possibly relevant factors, but some of the factors include the following:
•	Changing supply and demand relationships and trade deficit issues;

•	Weather and other environmental conditions;

•	Acts of God, including drought and storms;

•	Agricultural, fiscal, monetary, economic, trade and exchange control programs and policies of governments;

•	International, national, regional and local political and economic events and policies;

•	Rumors or speculation about, or actual changes in, fuel and energy costs or in interest rates or rates of inflation;

•	Controversies or disputes about the use of biotechnology in crops, or rumors or speculation about or actual findings of, errors or adverse reactions caused by the use of biotechnology in crops, such as the past issues with Starlink corn;

•	Rumors or speculation about, or actual findings of, infestations or diseases in crops;

•	Rumors or speculation about, or threatened or actual, acts of terrorism or war, both nationally and internationally, including in the Middle East;

•	Illegal or improper activities or scandals by participants in the markets, such as those that have recently occurred in the accounting industry, the stock and mutual fund industry and the insurance industry; and

•	The general emotions and psychology of businesses, consumers and of the market place in general, which at times can be totally unrelated to actual economic or market conditions or other more tangible factors.
The internet, e-mail, television and other forms of communication allow rumors and speculation to be quickly and widely circulated, which can have immediate and substantial effects on the markets, even if the rumor or speculation is later found to be incorrect or unjustified.
None of these factors can be controlled by Lincolnway Energy, and it will be impossible to always accurately predict or identify which factors are relevant or are likely to occur. Also, even if Lincolnway Energy were somehow able to have fully current and correct information as to all factors, prices would still not always react as predicted or as would seem likely given the information. For example, there have been many occasions where the movements of the futures markets have seemed totally unrelated to actual supply and demand and other more tangible factors. The latter fact may be caused, in part, because of the substantial speculative trading that occurs in the futures markets.
It is very likely that there will be further acts of terrorism in the United States and abroad, including the possibility of acts aimed at disrupting the economy or the markets or various industries or sectors within the markets. For example, there has been speculation about possible acts of terrorism aimed at the energy, agricultural and food industries. Any speculation or rumors about, or actual acts of, terrorism could cause immediate and substantial reactions in a wide range of the markets and industries and in the economy in general. The continued uncertainty in Afghanistan, Iraq, Iran, Israel, Lebanon and the Middle East in general also continues to create uncertainties and could cause adverse reactions in the markets and in the economy in general.
None of the above factors or occurrences can be controlled by Lincolnway Energy, and it will be impossible to always accurately predict or identify which factors are relevant or are likely to occur.
The Use Of Hedging Strategies Or The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Losses. Lincolnway Energy will likely attempt to minimize the effects of the volatility of corn, coal, ethanol, distillers grains and other prices by taking hedging positions through forward pricing contracts or on the futures markets. The intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy, corn, coal or other inputs and the price at which Lincolnway Energy can sell its ethanol. Any attempt by

Lincolnway Energy to use hedging strategies may be unsuccessful, and in fact could result in substantial losses because price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors which are beyond the control of anyone. Some of those factors include those noted above in “Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile.” Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake, and Lincolnway Energy may at times choose not to engage in any such transactions. As a result, Lincolnway Energy’s results of operations and financial position may be adversely affected by increases in the price of corn or coal or decreases in the price of ethanol or unleaded gasoline. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. Although Lincolnway Energy believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.
Futures markets will also sometimes be illiquid, and Lincolnway Energy may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner. The inability to timely close out an open position may result in substantial losses to Lincolnway Energy. Lincolnway Energy’s potential losses and liabilities for any futures or options positions are not limited to margin amounts or to the amount held in or the value of Lincolnway Energy’s account, and in the event of a deficiency in Lincolnway Energy’s account due to a margin call made to the account, a loss exceeding the value of the account, or otherwise, Lincolnway Energy will be responsible for the full amount of the deficiency. Given the volatility of futures trading, margin calls can occur frequently and the amount of a margin call can be significant.
There Are Many Factors Important To The Success Of An Ethanol Plant And The Operation Of An Ethanol Plant Which Are Beyond The Control Of Lincolnway Energy. Lincolnway Energy’s ability to successfully operate its ethanol plant and to market the ethanol and distillers grains produced at the plant are subject to numerous factors and risks which are beyond the control of Lincolnway Energy. Those factors include the following:
•	The ability to retain qualified employees and other personnel, and on favorable terms;

•	Labor disputes or other employee issues;

•	Increases in the price of corn, labor, gas or fuel, and in truck and rail transportation costs;

•	Railcar and truck shortages or strikes within those industries;

•	The price of oil and gas;

•	The demand for and consumption of petroleum products generally and ethanol specifically;

•	Environmental and other regulations which impact both the demand for ethanol and the operation of the ethanol plant;

•	Governmental regulations and incentives; and

•	General market fluctuations and economic conditions.
The operation of an ethanol plant is subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution controls, ethanol production, grain purchasing and other matters. Other regulations will likely arise in the future regarding the operation of ethanol plants, including the possibility of required additional permits and licenses and increased environmental, emissions or wastewater requirements or other regulatory compliance. There could be difficulty in obtaining any such additional permits or licenses or in meeting any additional environmental, emissions, wastewater or other compliance requirements.
Lincolnway Energy’s Operations Are Subject To Substantial And Extensive Governmental Laws And Regulations Which Restrict And Increase The Costs Of Lincolnway Energy’s Business. Lincolnway Energy’s ethanol operations are subject to substantial and extensive governmental laws and regulations, including those relating to the discharge of materials into the air, water or ground, and the generation, storage, handling, use, transportation and disposal of hazardous materials. Some of those laws and regulations require Lincolnway Energy to maintain various permits and other approvals in order to continue ongoing operations. Lincolnway Energy will need to meet the various requirements and conditions necessary to the issuance and maintenance of those permits and approvals. The requirements and conditions may include that the ethanol plant facilities and operations meet various specifications regarding air quality, discharge, water and waste treatment, and various other operational matters. Lincolnway Energy’s compliance with all necessary permits, approvals and laws and regulations will increase Lincolnway Energy’s costs and expenses. Lincolnway Energy’s failure to comply with those requirements or to maintain those permits and approvals may result in fines or penalties, the loss of the right to continue operations or claims by third parties.
For example the permits include air permits from the Iowa Department of Natural Resources. Lincolnway Energy is scheduled for stack testing in mid-December. The intent of those tests is to verify whether Lincolnway Energy is meeting the requirements and conditions of its air permit. Another coal fired ethanol plant that was constructed by the same contractor utilized by Lincolnway Energy recently failed its stack permit tests, and is now subject to additional permitting and regulatory requirements as well as possible fines and sanctions. Lincolnway Energy does not anticipate that it will know the results of its stack tests until January 2007, but Lincolnway Energy anticipates that it may experience difficulties with the stack tests given the problems faced by the other ethanol plant. If Lincolnway Energy is not able to pass its stack tests, Lincolnway Energy will need to obtain additional permits and may be subject to fines.
Lincolnway Energy also anticipates that there will be changes in the approval requirements and other laws and regulations over time, and that those changes will increase the regulatory oversight and costs and expenses of Lincolnway Energy. For example, the regulation of the environment, including wastewater, storm water and air emissions, is a constantly changing area of the law, and it is likely that more stringent federal or state environmental laws, rules or regulations, or interpretation or enforcement of existing laws, rules or regulations, could be adopted which would require Lincolnway Energy to make substantial capital expenditures and/or increase Lincolnway Energy’s operating costs and expenses. It is also possible that federal or state environmental laws, rules or regulations could be adopted which have an adverse effect on the use of ethanol, such as changes in the regulations regarding the required oxygen content of automobile fumes. The new laws, rules or regulations could also arise or become necessary because of currently unknown conditions or problems arising from the production or use of ethanol, similar to what have occurred with methyl tertiary-butyl ether (MTBE) because of the adverse environmental and health issues now known to be caused by MTBE. There has also been increased attention by the Environmental Protection Agency and other regulators to the wastewater and air emissions released as a result of the process of producing ethanol, and it is possible that additional environmental or other regulatory requirements or conditions may be applied to the wastewater and air emissions released as part of the process of producing ethanol.
Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities. The nature of Lincolnway Energy’s operations will expose it to the risk of environmental and health and safety claims and property damage claims. For example, if any of Lincolnway Energy’s operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others which may have been affected by the pollution or spill. Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol or who are responsible for any locations where Lincolnway Energy disposes of any hazardous substances. Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy’s control and which are possible in Lincolnway Energy’s business, such as fire, explosions or blowouts. A serious environmental violation or repeated environmental violation could result in Lincolnway Energy being unable to construct or operate any additional ethanol plants and the loss of defenses to nuisance suits. Lincolnway Energy may also be unable to obtain certain necessary permits if Lincolnway Energy is subject to any pending administrative or legal action regarding environmental matters. Any of those types of events could have a material adverse effect on Lincolnway Energy’s financial condition and future prospects.
Loss Of Current Governmental Support And Incentives For Ethanol Would Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy’s Results Of Operations And Financial Position. There are various federal and state laws and regulations and programs which have lead to the increasing use of ethanol, including various subsidies, tax exemptions and other forms of financial incentives. Some of the laws provide economic incentives to produce or use ethanol and some of the laws mandate the use of ethanol. No guarantee can be given that any of those laws, regulations or programs will be continued, and the revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use and price of ethanol in a material way. Governmental support of the ethanol industry may decrease due to governmental budget issues. The current governmental support of the ethanol industry may also decrease as the ethanol industry matures and advances, or in the event of any adverse environmental or other occurrences in the ethanol industry.
Some of the material existing federal laws and programs are as follows:
•	The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives, sometimes referred to as the blenders’ credit. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $.52 per gallon of ethanol. The $.52 per gallon incentive for ethanol was reduced to $.51 per gallon in 2005 and is scheduled to expire in 2010. The blenders’ credit may not be renewed in 2010 or may be renewed on different terms. In addition, the blender’s credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, such as the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges under those trade agreements. The elimination or significant reduction in the blenders’ credit could have a material adverse effect on Lincolnway Energy’s results of operations and financial position.

•	Congress passed the Freedom to Farm Act in 1996, which allows farmers continued access to government subsidies while reducing restrictions on farmer’s decisions about land use. The Act increased acreage dedicated to corn crops and also allowed farmers more flexibility to respond to increases in corn prices by planting greater amounts of corn. Any changes to, or the elimination of, the Act could have a material adverse effect on the amount of corn available in future years and could reduce the farming industry’s responsiveness to the increasing corn needs of ethanol producers. There may be changes to the Act given the increasing budget and deficit issues facing the federal government.

•	Imported ethanol is generally subject to a $.54 per gallon tariff that was designed to offset the $.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean islands, but is limited to a total of 7% of U.S. production per year. Imports from the exempted countries might increase as a result of new ethanol plants that are under development. Production costs for ethanol in those countries can be significantly less than in the U.S. and the duty free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for U.S. ethanol and the price at which Lincolnway Energy can sell its ethanol. Recently, in response to higher gasoline prices, a number of federal legislators have called for a reduction or temporary lifting of the tariff. Also, in May 2006, bills were introduced in both the U.S. House of Representatives and the U.S. Senate to repeal the $.54 per gallon tariff. Lincolnway Energy does not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the proposed legislation is enacted or if the tariff is not otherwise renewed beyond its current expiration in December 2007, but any changes in the tariff or exemption from the tariff could have a material adverse effect on U.S. ethanol production and on Lincolnway Energy’s results of operation and financial position. In addition, the North America Free Trade Agreement which went into effect on January 1, 1994 allows Canada and Mexico to import ethanol duty free or at a reduced rate. Canada is exempt from the duty under the current North America Free Trade Agreement guidelines, and Mexico’s duty rate is currently $.10 per gallon.

•	The Energy Policy Act of 2005 established the renewable fuels standard that mandates minimum annual volumes of renewable fuel to be used by refiners in the fuel supply. The annual requirement grows to 7.5 billion gallons per year by 2012.

•	The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The 2005 federal energy bill, however, eliminated the mandated use of oxygenates and established minimum nationwide levels of renewable fuels to be included in gasoline. Renewable fuels for this purpose include ethanol, biodiesel or any other liquid fuel produced from biomass or biogas. Biodiesel and other renewable fuels, in addition to ethanol, are therefore counted toward the minimum usage requirements, so the elimination of the oxygenate requirement for gasoline may result in a decline in ethanol consumption. The energy bill also included provisions for trading of credits for use of renewable fuels. The rules for implementation of the renewable fuels standard in the energy bill are still under development.

The energy bill did not include MTBE liability protection sought by refiners, and this lack of protection might result in an accelerated removal of MTBE and increased demand for ethanol. Refineries may, however, use other possible replacement additives, such as iso-octane, iso-octene and alkylate.

The actual demand for ethanol may therefore increase at a lower rate than estimated, which could result in excess production capacity in the ethanol industry.

The U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the Environmental Protection Agency determines that implementing the requirements would severely harm the economy or the environment of the state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the renewable fuels standard with respect to one or more states would adversely affect demand for ethanol and could have a material adverse effect on the ethanol industry.
Lincolnway Energy Currently Has No Expansion Plans And Any Expansion Plans That May Be Developed May Not Be Able To Be Implemented By Lincolnway Energy. Although Lincolnway Energy may determine to expand its ethanol plant, or to construct or acquire additional ethanol plants in the future, Lincolnway Energy currently does not have any definite plans for any expansion of its existing ethanol plant or for the construction or acquisition of an additional ethanol plant. Lincolnway Energy therefore may not ever be a company which has multiple ethanol plants or that will produce significant volumes of ethanol.
Any expansion plans that may be developed by Lincolnway Energy may not be able to be implemented for numerous reasons. For example, Lincolnway Energy will need to be able to identify, and to acquire on acceptable terms, suitable real estate in an area which already has, or can feasibly and economically develop, the gas, electric, water and other physical infrastructure necessary to support the plant and which also has both sufficient supplies of gas, electricity, water, corn and other inputs and adequate rail and other transportation access. Given the increasing number of ethanol plants, it is becoming increasingly more difficult to identify suitable locations for an ethanol plant. As other examples, Lincolnway Energy might not be able to obtain the necessary debt or equity financing or the various lender and governmental approvals and permits that would be necessary in order to construct and operate new or expanded facilities. The construction costs could also increase to levels that would make the expansion of Lincolnway Energy’s existing plant or the construction of a new facility too expensive or unprofitable to operate. There currently are only three contractors with significant experience in building ethanol plants in the United States, so it may be difficult to retain a contractor on a timely basis. There is also currently great demand for those contractors, so it may be difficult to retain any of those contractors on acceptable financial or commercial terms.
Any expansion would also likely reduce Lincolnway Energy’s earnings and profits for some period of time because of the significant costs and expenses that will be incurred in order to expand or to construct or acquire and start up an additional ethanol plant and operations and the working capital requirements and operating losses that will be incurred during the construction and start up period for the expanded or new ethanol plant. The costs and expenses of any expansion plan would likely result in net losses to Lincolnway Energy during the expansion period.
The pursuit and implementation of any expansion plans through the acquisition of other ethanol plants would involve numerous risks, including possible dilution to existing members if the acquisition is financed by the issuance of units. Other risks include difficulties in supporting and transitioning customers and suppliers of the target company, and the general integration of the new plant and related business into Lincolnway Energy’s existing business and operations.
Interruptions In The Supply Of Water, Electricity, Gas, Coal Or Other Energy Sources Or Other Interruptions In Production Would Have An Adverse Effect On An Ethanol Plant. Interruptions in the supply of water, electricity, gas, coal or other energy sources at Lincolnway Energy’s ethanol plant would have a material adverse impact on operations, and could require Lincolnway Energy to halt production at the ethanol plant.
Interruptions in or the loss of the supply of water, electricity, gas, coal or other energy sources could occur, for example, because of software or other computer problems at the ethanol plant or at the plants of the suppliers of the water, electricity, gas, coal or other energy. Lincolnway Energy’s and any suppliers’ use of its software and other computer systems will be subject to attack by computer hackers, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier.
Lincolnway Energy’s operations are also subject to significant interruption if its ethanol plant experiences a major accident or is damaged by severe weather or other natural disasters. Lincolnway Energy’s operations are also subject to labor disruptions and unscheduled down time, and other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties against Lincolnway Energy.
Lincolnway Energy’s business is dependent upon the continuing availability of railroads, railcars, truck fleets and other infrastructure necessary for the production, transportation and use of ethanol. Any disruptions or interruptions in that infrastructure could have a material adverse effect on Lincolnway Energy.
Lincolnway Energy may not have insurance covering any of these types of matters or occurrences. Any insurance Lincolnway Energy may have in place may not be adequate to fully cover the potential losses and hazards, and Lincolnway Energy may not be able to renew the insurance on commercially reasonable terms or at all.

Competition From Other Ethanol Producers Or Energy Sources Will Adversely Affect Lincolnway Energy And Could Reduce Lincolnway Energy’s Profitability. The ethanol industry is competitive and is rapidly becoming increasingly more competitive, in particular given the substantial new construction and expansion that has already occurred and is continuing to occur in the industry. The competitors include not only regional farmer-owned entities, but also the major oil companies and other large companies such as Archer Daniels Midland, Cargill, Inc., Vera Sun Energy Corporation, Aventine Renewable Energy, Inc., Abengoa Bioenergy Corp. and Hawkeye Holdings, Inc.
The ethanol industry may also face increasing competition from international suppliers of ethanol. International suppliers produce ethanol from other sources, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy’s and other U.S. based ethanol producers. For example, Brazil is currently the largest producer and exporter of ethanol. Although there is a $.54 per gallon tariff on foreign produced ethanol, the tariff is scheduled to expire in 2007 and ethanol imports equivalent to up to 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of ethanol may significantly increase their imports into the U.S. Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon. Some of Lincolnway Energy’s competitors will very likely establish ethanol plants in Central America or the Caribbean.
Smaller competitors also pose a threat. Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.
Any increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy’s results of operations and financial position.
Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with the competitor. For example, greater ethanol production may allow a competitor to market its ethanol or distillers grains at lower prices than Lincolnway Energy. There may be acquisitions and consolidations in the ethanol industry, and those acquisitions and consolidations will likely lead to competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by

Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.
An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products. For example, ethanol can be produced from various types of products, such as various wastes, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls and cellulose based biomass. It is possible that one or more of these other sources may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn. For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale. Any increased production of ethanol from any of those sources could also adversely affect the price for ethanol generally. Lincolnway Energy’s ethanol plant is designed to produce ethanol only from corn.
Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy. The other sources of energy include natural gas and various forms of waste type products such as tires and construction waste. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to market their ethanol at lower prices than Lincolnway Energy.
Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy’s profitability. Although it is difficult to predict if any new fuel additives will be developed, it will likely occur at some point, and it could be in the near future.
Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete.
Loss Of Rights To Technology Or The Occurrence Of Technological Advances Could Make Lincolnway Energy’s Ethanol Plant Obsolete. Lincolnway Energy obtained its right to use the various software, patents and other technologies necessary to its ethanol plant under license agreements with third parties. The termination of those license agreements or other loss of the right to use any necessary technology would have material adverse effects on the ethanol plant and on Lincolnway Energy.
Technological advances in the processes and procedures for producing ethanol are continually occurring, and further ongoing advances should be expected. It is possible that those advances could make the processes and procedures that are utilized at Lincolnway Energy’s ethanol plant obsolete or inefficient or cause the ethanol and/or other by-products produced at the ethanol plant to not be as high of quality as plants which utilize any new or advanced technology. Any modifications or changes to Lincolnway Energy’s ethanol plant to utilize any new technology could be technologically or cost prohibitive, and will in all events at least initially reduce Lincolnway Energy’s profitability.
There Are Potential Conflicts Of Interest In The Structure And Operation Of Lincolnway Energy. Although Lincolnway Energy does not believe any conflict of interest exists which in practice will be detrimental to Lincolnway Energy, potential conflicts of interest do exist in the structure and operation of Lincolnway Energy and its business. For example, the directors and officers of Lincolnway Energy are not required to devote their full time or attention to Lincolnway Energy, and they are all involved in other full time businesses and may provide services to others. Some of the directors or officers might be owners or otherwise interested in other ethanol plants. The directors and the officers will experience conflicts of interest in allocating their time and services between Lincolnway Energy and their other businesses and interests. The various companies that provide marketing and other services to Lincolnway Energy are also not required to devote their full time or attention to those services, and they very likely will be involved in other ethanol plants and ethanol related businesses and possibly other businesses or ventures, including having ownership or other interests in other ethanol plants. The companies will therefore experience conflicts of interest in allocating their time and services between Lincolnway Energy and their various other ethanol plants or business ventures. The companies providing ethanol and distillers grains marketing services to Lincolnway Energy will be providing those same services to other ethanol plants, and may experience conflicts of interest in allocating favorable sales and sales when the supply of ethanol or distillers grains exceeds the demand.
Risks Relating To Lincolnway Energy’s Units.
Lincolnway Energy’s Units Are Not A Liquid Investment. No market exists for Lincolnway Energy’s units. A market will not develop for the units because the units are not freely transferable and can only be sold or transferred in compliance with the federal and applicable state securities laws and also only with the prior approval of the board of Lincolnway Energy and the other terms and conditions of the operating agreement of Lincolnway Energy. The restrictions set out in the securities laws and the operating agreement may at times preclude the transfer of a unit. The units are therefore not a liquid investment.
There Is No Guarantee Of Any Distributions From Lincolnway Energy. Lincolnway Energy is not required to make any distributions to its members. Lincolnway Energy will also be prohibited, or at least severely limited or restricted, from making any distributions under the terms of Lincolnway Energy’s credit and loan agreements. Lincolnway Energy’s financial situation may also not allow it to make any distributions to its members in any event. The payment of distributions will also always be at the discretion of the board of Lincolnway Energy and will depend on, among other things, the board’s analysis of Lincolnway Energy’s earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions regarding the payment of distributions and any other considerations that the board deems relevant.
The Staggered Terms Of Lincolnway Energy’s Board May Delay Or Prevent Lincolnway Energy’s Acquisition By A Third Party. Lincolnway Energy’s operating agreement provides for three classes of directors, based upon the term of office, with each director holding a three year term. Some view that type of provision as making more difficult, or as deterring, a merger, tender offer or acquisition involving Lincolnway Energy that might result in the members receiving a premium for their units.
Taxation And Other Risks.
Members Will Owe Taxes On Lincolnway Energy’s Profits But May Never Receive Any Distributions From Lincolnway Energy. Lincolnway Energy is not required to make any distributions, and it is possible that no distributions will be made by Lincolnway Energy, even if Lincolnway Energy has profits.
Any Lincolnway Energy profits will be taxable to its members in accordance with the members’ respective percentage ownership of the units, whether or not the profits have been distributed. Even if distributions are made, the distributions may not equal the taxes payable by a member on the member’s share of Lincolnway Energy’s profits.
Lincolnway Energy could also sustain losses offsetting the profits of a prior tax period, so a member might never receive a distribution or be able to sell the member’s units for an amount equal to the taxes which have already been paid by the member.
The Internal Revenue Service Could Challenge Allocations And Audit Lincolnway Energy’s Tax Returns. The operating agreement of Lincolnway Energy provides for the allocation of profits, losses and credits among the members. The Internal Revenue Service might challenge those allocations and reallocate various items in a manner which reduces deductions or increases income to the members, both of which would result in additional tax liability for members.
The Internal Revenue Service might also audit Lincolnway Energy’s returns, and adjustments might be required as a result of an audit. If an audit results in an adjustment, members could be required to file amended returns and to pay back taxes, plus interest and possibly penalties. The members’ tax returns might also be audited.
The Tax Laws May Change To The Detriment Of Lincolnway Energy And Its Members. It is possible that the current federal and/or state tax treatment given to an investment in the units may be changed by subsequent legislative, administrative or judicial action. Any such changes could significantly alter the tax consequences and decrease the after tax rate of return on investment in the units.

For example, although Lincolnway Energy anticipates being treated as a partnership for tax purposes, if for some reason Lincolnway Energy was classified or treated as a corporation, or Lincolnway Energy’s board determined that it would be beneficial for Lincolnway Energy and its members for Lincolnway Energy to become taxed as a corporation, Lincolnway Energy would pay corporate income tax and no profits or losses would flow through to the members. The payment of taxes by Lincolnway Energy would lower the cash available for distribution to the members, and any distributions would be taxed to the members as dividends.

Software Problems And Computer Viruses May Have A Materially Adverse Effect Upon Lincolnway Energy. Lincolnway Energy will utilize various software applications in connection with its ethanol operation. There is no assurance that the operation of any software or other computer systems will be uninterrupted or error free or will otherwise be successful. There is also no assurance or guarantee that the software will continue to be available to Lincolnway Energy or that the software will be able to be maintained and updated as necessary from time to time.

Lincolnway Energy ‘s use of its software and other computer systems will be subject to attack by computer hackers and to failure or interruption through viruses or acts of God or other occurrences beyond the control of Lincolnway Energy, such as computer failure, communications line failure, power failure, mechanical failure, equipment malfunction or failure, and lightning.

The refiners, suppliers and other persons who Lincolnway Energy has business relationships with are also subject to the same software and computer system risks, and may affect their ability to do business with Lincolnway Energy.

Any problems with any software or other computer systems might have material adverse effects on Lincolnway Energy.
Item 1B.	Unresolved Staff Comments.
This Item is not applicable to Lincolnway Energy because Lincolnway Energy is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as those terms are defined in the rules of the Securities and Exchange Commission.

Lincolnway Energy has not, however, received any written comments from the Securities and Exchange Commission regarding Lincolnway Energy’s periodic or current reports under the Securities Exchange Act of 1934 that have not been resolved.
Item 2.	Properties.

Lincolnway Energy’s office and its ethanol plant are located on approximately 160 acres in Story County, Iowa, near Nevada. Iowa. Lincolnway Energy owns the real estate and its office and ethanol plant, but all of those properties are subject to a first mortgage and security interest held by Lincolnway Energy’s primary lender, CoBank, and to other mortgages and security interests held by the Iowa Department of Economic Development, the Iowa Department of Transportation, and Fagen, Inc.

Lincolnway Energy’s office building has approximately 1,400 square feet. Lincolnway Energy utilizes the office building for office space for Lincolnway Energy’s management and other staff. Lincolnway Energy was utilizing approximately 90% of the available office space as of the date of this annual report, with the remaining 10% of the available office space being available to accommodate any staff expansion. The office building also includes grain receiving facilities.

Lincolnway Energy’s ethanol plant and related facilities include the following material buildings and related fixtures and equipment:
•	process building containing lab, offices and control room;

•	maintenance building containing offices, storage and a welding shop;

•	administration building containing furniture and fixtures, office equipment, computers, telephone system, board room and grain receiving

•	rail tracks and rail spur, paved access roads, dryers, evaporators, fermenters, grain bins and storage facilities for ethanol and distillers grains.
Lincolnway Energy’s ethanol plant has a nameplate capacity of 50,000,000 gallons of ethanol per year, and at that capacity will generate approximately 144,000 tons of distillers grains per year. The ethanol plant became operational in May 2006, and Lincolnway Energy has attempted to operate the plant at full capacity since that time, subject to normal shutdown and other maintenance related days and matters.

Lincolnway Energy also owns approximately 93 acres of real estate which is adjacent to the 160 acre parcel noted above. Lincolnway Energy may utilize the real estate as part of any expansion of its business, but currently is planning on custom farming the land.

Lincolnway Energy also currently leases 90 rail cars which are used for transporting distillers grains. The lease has a 5 year term which is scheduled to expire on March 25, 2011.

Lincolnway Energy also leases various other miscellaneous office equipment and equipment utilized in the operation of the ethanol plant.
Item 3.	Legal Proceedings.
As of the date of this annual report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy’s property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy’s business. As of the date of this annual report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy’s property.
Item 4.	Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of July 1, 2006 through September 30, 2006.
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Lincolnway Energy is authorized to issue an unlimited number of units. Lincolnway Energy had 42,859 outstanding units as of November 30, 2006, which were held by 939 different members. The determination of the number of members is based upon Lincolnway Energy’s internal unit records.

Lincolnway Energy’s units are not listed on any exchange, and there is no public trading market for Lincolnway Energy’s units. An investment in Lincolnway Energy’s units is not a liquid investment because the operating agreement of Lincolnway Energy establishes various conditions on the issuance of additional units and various restrictions on the assignment or transfer of units.

The operating agreement of Lincolnway Energy provides that the board of Lincolnway Energy may not issue units at a purchase price of less than $500 per unit, or issue more than an aggregate of 45,608 units, without the consent of the members holding at least a majority of the outstanding units.

The operating agreement of Lincolnway Energy also provides that no member shall directly or indirectly own or control more than 49% of the issued and outstanding units at any time. The operating agreement provides that units under indirect ownership or control by a member for this purpose include units owned or controlled by the member’s related parties, subsidiaries and affiliates, as those terms are defined in the operating agreement.

The operating agreement of Lincolnway Energy also establishes restrictions on the assignment or transfer of units. The operating agreement provides, in general, that no member may assign or transfer any units unless all of the conditions precedent set forth in the operating agreement has been satisfied, as determined by the board of Lincolnway Energy. The conditions precedent include:

•	The transferor and transferee must provide Lincolnway Energy with all of the documents, instruments and other information that is required by the board of Lincolnway Energy.

•	The assignment or transfer of the units must be made in compliance with applicable federal and state securities laws and must not cause Lincolnway Energy to be deemed to be an investment company, and the board of Lincolnway Energy may require a legal opinion to such effect.

•	The consent of the directors and the members holding at least 75% of the outstanding units is necessary to authorize an assignment or transfer if the assignment or transfer would result in the termination of Lincolnway Energy within the meaning of Section 708 of the Internal Revenue Code.

•	No assignment or transfer may be made after a dissolution event has occurred with respect to Lincolnway Energy.

•	No assignment or transfer may be made if the assignment or transfer would cause Lincolnway Energy to be treated as a publicly traded partnership under the applicable statutes and regulations of the Internal Revenue Service.
The publicly traded partnership statutes and regulations significantly limit the assignment and transfer of units of Lincolnway Energy because, under those statutes and regulations as in effect on the date of this annual report, Lincolnway Energy is, in general, limited to permitting the assignment and transfer of no more than 10% of the outstanding units of Lincolnway Energy during any taxable year. The general rule under the publicly traded partnership rules is that no more than 2% of the issued and outstanding interests may be transferred during any taxable year, but Lincolnway Energy has established a qualified matching service on Lincolnway Energy’s website, which allows Lincolnway Energy to permit the assignment and transfer of up to an aggregate of 10% of the outstanding units during any taxable year, so long as the assignments and transfers are made in accordance with the terms of the qualified matching service.

The following assignments and transfers have been made pursuant to Lincolnway Energy’s qualified matching service through November, 2006:

Month	Number of Units	Purchase Price Per Unit
July, 2006	30	$4,175
August, 2006	22	$2,612
September, 2006	25	$3,000
October, 2006	5	$3,750
November, 2006	170	$2,500

The operating agreement of Lincolnway Energy prohibited the transfer of units until after substantial completion of the ethanol plant, which occurred May 22, 2006, with limited exceptions for certain family transfers and transfers by operation of law.

The purchase price and other terms of any transactions pursuant to Lincolnway Energy’s qualified matching service are established by the seller and the buyer. Lincolnway Energy does not endorse or recommend any sale of units and is not responsible for the fairness of the purchase price paid in any transactions made pursuant to its qualified matching service, or for the payment or other terms of any transaction. Lincolnway Energy therefore does not represent or guarantee in any way that any of the above prices are fair or accurately reflect the value of Lincolnway Energy’s units, and Lincolnway Energy does not endorse or recommend any sales of units at any of the prices listed above or on the same or similar terms.

As of the date of this annual report, Lincolnway Energy did not have any equity compensation plans in place for any directors, officers or employees.

As of the date of this annual report, Lincolnway Energy had no plans to, and had not agreed to, register any of its units under any federal or state securities laws.

There were no outstanding warrants, options or other rights to purchase any units of Lincolnway Energy as of the date of this annual report, and there were no outstanding securities which were convertible or exchangeable into or for any units of Lincolnway Energy. Lincolnway Energy’s units are not convertible in any other securities.

The payment of distributions to members by Lincolnway Energy is within the discretion of the board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The payment of distributions by Lincolnway Energy is also subject to Lincolnway Energy’s compliance with the various covenants and requirements of Lincolnway Energy’s credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members.

The only distribution that has been declared by Lincolnway Energy since Lincolnway Energy was organized on May 19, 2004 was a distribution in the amount of $150 per unit, which was declared by the board of Lincolnway Energy on November 15, 2006. The distribution was payable to members of record on November 15, 2006, and is payable during the week of December 18, 2006. Lincolnway Energy had 42,859 outstanding units on November 15, 2006.

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time.

Item 6.	Selected Financial Data.
The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2006, 2005 and Period from May 19, 2004 (Date of inception) to September 30, 2004, with respect to the statements of operations data, and as of September 30, 2006 and 2005 with respect to the balance sheet data. The data is qualified by, and must be read in conjunction with, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2006	2005	2004
Revenues	$44,883,457	$—	$—
Cost of goods sold	25,886,144	—	—

Gross Profit	18,997,313	—	—
General and administrative expense	2,082,597	427,478	247,506

Operating income (loss)	16,914,716	(427,478)	(247,506)
Interest expense	(1,281,287)	—	—
Other income- interest and grants	274,292	625,679	3,728

Net income (loss)	$15,907,721	$198,201	$(243,778)

Weighted average units outstanding	42,293	32,816	1,636
Net income (loss) per unit – basic and diluted	$376.13	$6.04	$(149.01)

Balance Sheet Data:	2006	2005
Working Capital	$6,548,336	$4,212,119
Net Property Plant & Equipment	78,170,697	35,125,192
Total Assets	93,027,237	43,084,240
Long-Term Obligations	29,548,706	1,100,000
Members’ Equity	55,662,249	38,640,778
Book Value Per Member Unit	1,299	919
Lincolnway Energy was organized on May 19, 2004, and its ethanol plant became operational during May 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this annual report. Lincolnway Energy’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A of this annual report and elsewhere in this annual report. This Item should be read in conjunction with the financial statements and related notes and with the understanding that Lincolnway Energy’s actual future results may be materially different from what is currently expected by Lincolnway Energy.

Overview

Lincolnway Energy is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Since May 22, 2006, Lincolnway Energy has been engaged in the production of ethanol and distillers grains. As of June 22, 2006, the plant passed performance testing and became fully operational. For the months of July through September, 2006, Lincolnway Energy has exceeded the nameplate rate of approximately 4,167,000 gallons of ethanol per month. Lincolnway Energy had a planned shut down during the month of October 2006 to complete some maintenance work, and production of ethanol for October was 3,884,521 gallons. Lincolnway Energy exceeded nameplate production in November.

Lincolnway Energy’s revenues are derived from the sale and distribution of Lincolnway Energy’s ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy’s ethanol is marketed by Renewable Products Marketing Group (RPMG) pursuant to an ethanol marketing agreement. The agreement is effective until terminated by forty-five days notice. The agreement has an initial 12 month term through June 2007. Under this agreement, Lincolnway Energy elected to use a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by RPMG. Lincolnway Energy pays RPMG a pooling fee of $.01 per gallon for ethanol delivered to the pool and RPMG pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Lincolnway Energy’s distillers grain is marketed by Commodity Specialist Company (CSC). Under its agreement with CSC, Lincolnway Energy pays CSC 2% of the FOB plant price received by CSC. The term of the agreement is for one year commencing on May 22, 2006, but the agreement may be terminated by either party upon ninety days written notice.

Lincolnway Energy’s operating income or loss is significantly tied to the price at which ethanol and distillers grain are sold. Historically, the price of ethanol tends to fluctuate in the same direction as the price of unleaded gas and other petroleum products. Surplus ethanol supplies tend to put downward pressure on ethanol. In contrast, the price of distillers grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal. Surplus grains tend to put downward price pressure on distillers grains.

Since Lincolnway Energy only became operational in May 2006, Lincolnway Energy does not have prior fiscal year income, production, sales or other data to use for comparison purposes against the fiscal year ended September 30, 2006. Lincolnway Energy is accordingly not providing a comparison of Lincolnway Energy’s financial results between reporting periods in this annual report, but the fact that Lincolnway Energy did not start producing ethanol until May 2006 must be kept in mind when making any comparison or review of Lincolnway Energy’s fiscal year ended September 30, 2005 and the fiscal year ended September 30, 2006.

Plan of Operations for the Next 12 Months

Lincolnway Energy expects to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains. All plant construction has been completed. Lincolnway Energy’s primary focus will be concentrated on operating the plant as efficiently as possible and pursuing cost-effective purchasing of important manufacturing inputs such as corn and coal. Lincolnway Energy also plans to continue to explore possibilities for the expansion of the plant, construction of other plants and exploration of marketing alternatives to increase profit margins.

On July 22, 2006, Lincolnway Energy entered into a purchase agreement with an unrelated party to acquire a parcel of land near the Nevada site for the purpose of gaining additional railroad access. Lincolnway Energy took possession of this property on November 8, 2006.

Air Permit Testing

The Certification Report for Continuous Opacity Monitoring System (COMS) for the stack on the ethanol plant’s coal system was performed in June 2006. The Continuous Emissions Monitoring System (CEMS) RATA certification and the CEMS 7 day drift test were performed in August 2006. The results of those tests met the requirements of the Iowa Department of Natural Resources. Engineering tests were also performed in August 2006 on the coal stack. These tests were not official permit tests, but the test results were within Lincolnway Energy’s permits. Lincolnway Energy’s stack testing is scheduled for mid December. The stack tests will take approximately two weeks to complete and are intended to verify that Lincolnway Energy is meeting the air permit parameters. The stack tests will be performed on the coal fired bubbling fluid bed, combustor, CO2 scrubber, distillers grain transport and storage, hammer milling bag house, distillers grain load out bag house, grain unloading equipment, flyash pneumatic conveying and storage bag house, coal and limestone receiving and storage bag house and rail load out.

Water Permit Testing

Plant outfall water is sampled weekly for analysis, and monthly reports of the analysis results are sent to the Iowa Department of Natural Resources. Most of the weekly water analyses have been out of specification for iron content. Lincolnway Energy’s water source has over 5 ppm of iron content, and Lincolnway Energy’s water pre-treatment system is not adequate to reliably lower the iron content to make the outfall meet Lincolnway Energy permit limits. On December 4th, 2006, Lincolnway Energy received a Notice of Violation from the Iowa Department of Natural Resources addressing this issue of excess iron deposits. Lincolnway Energy has developed plans to add three larger, permanent conical backwash water storage tanks on the west side of the water pretreatment building. A filter press will be added to form a cake from the iron that settles in these tanks; the solid cake will be disposed of at a sanitary disposal project. It is expected with greater backwash storage, a more complete backwash of the iron filters can be done, which will improve the iron removal performance of the greensand filters and eliminate the excess iron deposits. The Iowa Department of Natural Resources is aware of this plan and supports the process. The project should be completed by the end of December 2006. Lincolnway Energy anticipates the cost of this project to be approximately $160,000.

Operating Budget and Financing of Plant Operations

Lincolnway Energy expects to have sufficient cash from cash flow generated by plant operations and Lincolnway Energy’s available lines of credit to cover Lincolnway Energy’s operating costs over the next 12 months, including the cost of corn and coal supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is an estimate of Lincolnway Energy operating costs and expenditures over the next 12 months. The following numbers exclude depreciation, which is a non-cash transaction and interest expense.

Operating Costs:
Corn Costs (Average cost $3.19 per bushel)	$62,600,000
Energy Costs	8,900,000
Chemical Costs	7,100,000
Other Production Costs	4,400,000
General and Administrative Costs	2,100,000

Total Estimated Operating Costs:	$85,100,000

The table above is management’s estimates. Lincolnway Energy’s actual expenses and costs could be much higher due to a variety of factors outside Lincolnway Energy’s control, such as:
•	Changes in the availability and price of corn;

•	Changes in environmental regulations that apply to Lincolnway Energy’s plant operations;

•	Increased competition in the ethanol and oil industries;

•	Changes in Lincolnway Energy’s business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•	Changes in the availability and price of coal.
Financial Summary and Analysis of Fiscal Year Ended September 30, 2006

Lincolnway Energy started ethanol production operations on May 22, 2006. Accordingly, the income, production and sales data for the year ended September 30, 2006 do not reflect a full year of operations.

Lincolnway Energy’s net income for the year ended September 30, 2006 was approximately $15.9 million, consisting of $16.9 million of operating income, $0.3 million of other income (consisting of grants and interest income), and offset by $1.3 million of interest expense.

Revenues for the year ended September 30, 2006 were approximately $44.9 million, consisting of $40.5 million of ethanol (90%) and $4.4 million of sales in dried distillers grain (10%). Lincolnway Energy sold approximately 17.4 million gallons of ethanol at an average price of $2.33 per gallon and 44,000 tons of dried distillers grain at an average price of $100.00 per ton for the year ended September 30, 2006. Increase in revenues for the year ended September 30, 2006 resulted from the start up of operations on May 22, 2006. While Lincolnway Energy anticipates continued strong demand for ethanol, Lincolnway Energy is uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Lincolnway Energy’s cost of goods sold for the year ended September 30, 2006 totaled approximately $25.9 million. Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, ethanol and distillers grain freight expense and marketing fees. Also included in cost of goods sold, which is recognized in corn costs, is a combined unrealized and realized net gain of $515,300 from derivative instruments.

Corn costs for the year ended September 30, 2006 totaled approximately $12.8 million. Approximately 6.9 million bushels of corn was purchased for the year at an average cost of $1.86 per bushel. Corn costs represented 50% of cost of goods sold for the year ended September 30, 2006. Lincolnway Energy recognizes the gains and losses that result from the changes in value of Lincolnway Energy’s derivative instruments in corn costs as the changes occur. As corn prices fluctuate, the value of Lincolnway Energy’s derivative instruments are impacted, which affects Lincolnway Energy financial performance. Lincolnway Energy anticipates continued volatility in Lincolnway Energy’s corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the year ended September 30, 2006 totaled approximately $3.1 million or 12% of cost of goods sold. Energy costs consist of coal costs, electricity and propane. For the year ended September 30, 2006, Lincolnway Energy purchased approximately 33,000 tons of coal at an approximate total cost of $1.7 million. Electricity and propane costs amounted to approximately $1.4 million.

Ingredient costs for the year ended September 30, 2006 totaled approximately $2.4 million or 9% of cost of goods sold. Ingredient costs consist of denaturant and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $1.8 million, or 7% of cost of goods sold, for the year ended September 30, 2006.

Depreciation totaled approximately $2.3 million, or 8% of cost of goods sold, for the year ended September 30, 2006.

Ethanol and distillers grain freight expense and marketing fees totaled approximately $3.5 million, or 14% of cost of goods sold, during the year ended September 30, 2006.

Financial Summary and Analysis of Fourth Quarter 2006

As of September 30, 2006, Lincolnway Energy had the following assets: cash and cash equivalents of $4,731,873, current assets of $14,364,618 and total assets of $93,027,237. As of September 30, 2006, Lincolnway Energy had current liabilities of $7,816,282 and long-term debt of $29,548,706. Members’ equity was $55,662,249 and consisted of retained earnings of $15,862,144 and members’ contributions, net of cost of raising capital, of $39,800,105.

Current assets increased by $ 1,466,370 from third quarter of fiscal year 2006 to fourth quarter 2006 due to an increase in cash and derivative instruments. Long-term debt decreased by $13,826,069 from the third quarter fiscal year 2006 to fourth quarter 2006, due mainly from paying down debt on Lincolnway Energy’s construction term loan.

For the fourth quarter of fiscal year 2006, net income totaled approximately $13.4 million, which was an increase from net income of approximately $3.2 million in the third quarter of fiscal year 2006. The increase is due to a full quarter of production in the fourth quarter, compared to a partial quarter of production in the third quarter.

Revenues from operations for the fourth quarter of fiscal year 2006 totaled approximately $34 million, up from approximately $10.9 million in the third quarter of fiscal year 2006. Net gallons of denatured ethanol sold totaled approximately 13,408,000 in the fourth quarter of fiscal year 2006, compared to 4,021,000 gallons in the third quarter of fiscal year 2006. The tons of distillers grain sold totaled approximately 36,000 in the fourth quarter of fiscal year 2006, compared to 8,000 tons in the third quarter of fiscal year 2006. The increase is due to a full quarter of production in the fourth quarter of fiscal year 2006, compared to 1 month of production due to the start up of operations in the third quarter of fiscal year 2006. Lincolnway Energy experienced high ethanol prices in the fourth quarter of fiscal year 2006. While Lincolnway Energy anticipates continued strong demand for ethanol, Lincolnway Energy is uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continued to expand.

Lincolnway Energy’s cost of goods sold for the fourth quarter of fiscal year 2006 totaled approximately $19.2 million, an increase from approximately $6.7 million in the third quarter of fiscal year 2006. The increase is due to a full quarter of production costs in the fourth quarter, compared to a partial quarter of production costs in the third quarter.

General and administrative expenses for the fourth quarter of fiscal year 2006 totaled approximately $.67 million, compared to $.83 million in the third quarter of fiscal year 2006. The net decrease of $.16 million is due to additional board compensation that was expensed in the third quarter of approximately $.30 million and additional professional fees for legal and consulting that were incurred in the fourth quarter of approximately $.14 million.

Other income and expense for the fourth quarter of fiscal year 2006 totaled approximately $.89 million net expense, compared to $.15 million net expense in the third quarter of fiscal year 2006. The increase in expense is due to an increase in interest expense that is no longer being capitalized as part of the ethanol plant construction upon commencement of operations.

Critical Accounting Estimates and Accounting Policies

Lincolnway Energy’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which Lincolnway Energy operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the September 30, 2006 balance sheet at their fair market value. Although Lincolnway Energy believes Lincolnway Energy’s derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold.

During the fiscal year ended September 30, 2006, Lincolnway Energy had combined net realized and unrealized gains of $515,300. Unrealized gains of $1,313,212 are included in derivative financial instruments on the balance sheet as of September 30, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy’s financial statements. As of September 30, 2006, Lincolnway Energy had outstanding commitments for 3,157,000 bushels of corn amounting to approximately $7.4 million under cash contracts, in which the related commodity will be delivered through December 2006.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2006, cash provided by operating activities was $11.4 million, compared to cash provided by operating activities of $.2 million for the fiscal year ended September 30, 2005. The increase is due to activity related to the start up of operations which increased net income, depreciation, trade accounts receivable, derivative instruments, inventories and accounts payable.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $16.6 million for the fiscal year ended September 30, 2006, when compared to the fiscal year ended September 30, 2005.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $4.4 million for the fiscal year ended September 30, 2006, when compared to the fiscal year ended September 30, 2005. The net decrease is primarily due to increased borrowings for the plant construction of $45.5 million, increased from other long-term borrowings of $.9 million and cash proceeds of $.8 million received from the issuance of additional membership units. The above increase was offset by the reduction in cash proceeds from issuance of membership units net of offering costs of $38 million that was received in the fiscal year ended September 30, 2005 financing costs of $.4 million and the payment of $14 million for debt in the fiscal year ended September 30, 2006.

Lincolnway Energy expects to have available cash to meet Lincolnway Energy’s currently anticipated liquidity needs for the next fiscal year.

In March 2005, Lincolnway Energy closed on Lincolnway Energy’s debt financing with CoBank, ACB, (“Co-Bank”). Lincolnway Energy entered into a $39,000,000 construction term loan, at a variable interest rate based on Lincolnway Energy’s selection of prime plus .45%. The agreement requires that Lincolnway Energy make 30 principal payments of $1,250,000 per quarter commencing in December 2006, with the final installment due in May 2014. In addition, Lincolnway Energy must make an additional principal payment for each September 30 year end through September 2008 equal to 75% of “Free Cash Flow,” as defined by the agreement with Co-Bank. The total “Free Cash Flow” payments will not exceed $7,500,000. Lincolnway Energy chose to make a Free Cash flow payment of $7,500,000 in the month of September 2006. The Free Cash Flow obligation has been met, and Lincolnway Energy will no longer be subject to this additional payment requirement. Lincolnway Energy also chose to make Lincolnway Energy’s December payment in October 2006 due to excess cash balances and the opportunity to reduce Lincolnway Energy’s interest expense. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under the agreement are collateralized by substantially all of Lincolnway Energy’s assets. The agreement also includes certain prepayment penalties. Lincolnway Energy has not been subject to any penalties.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit agreement and a $4,000,000 revolving credit agreement with Co-Bank. These agreements provide for a variable interest rate based on Lincolnway Energy’s selection of prime plus .45%. Lincolnway Energy’s borrowings under these agreements are subject to borrowing base restrictions as defined in the agreements. The construction/revolving term credit agreement contains a decreasing commitment provision of $2,000,000 semiannually that commences upon the maturity of the $39,000,000 construction term loan, with a final maturity date in September 2016. The revolving credit agreement expires in April 2007, at which time the outstanding principal is due. Lincolnway Energy chose to make a payment of $5,045,982 on July

28, 2006 to pay off this loan. There was no balance remaining as of September 30, 2006 on the construction/revolving term credit agreement or the revolving credit agreement.

Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of Lincolnway Energy’s assets, including the real estate and plant and all personal property located on its property, for the loan and credit agreements discussed above. As of September 30, 2006, Lincolnway Energy had borrowed $39,000,000 on Lincolnway Energy’s construction term loan. As of September 30, 2006, Lincolnway Energy had made payments of $7,500,000 on Lincolnway Energy’s construction term loan. The balance remaining as of September 30, 2006 on the construction loan was $31,500,000.

Lincolnway Energy also has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,100,000 note payable to Fagen, Inc., with an interest rate of 5%. Lincolnway Energy also has subordinate debt financing for a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds will be disbursed upon submission of paid invoices and interest at 2.11% begins to accrue on January 1, 2007. Lincolnway Energy also has subordinate debt financing for a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy’s plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of September 30, 2006, Lincolnway Energy has received $400,000 from the Iowa Department of Economic Development and $346,293 from the Iowa Department of Transportation. On November 15, 2006, Lincolnway Energy received the remaining loan proceeds of $153,707 from the Iowa Department of Transportation.

Lincolnway Energy entered into an agreement with an unrelated entity on March 3, 2006 to lease railcars. The 5 year term of the agreement will end in March 2011. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy’s obligations under the agreement. The letter of credit facility was funded through the $4,000,000 revolving credit agreement, and is effective until May 1, 2007. The other party to the agreement may, however, require Lincolnway Energy to extend the letter of credit facility beyond that date.

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments. The following tables provide information regarding Lincolnway Energy’s consolidated contractual obligations and commitments as of September 30, 2006:

	Payment Due By Period
			One to	Three to
		Less than	Three	Five	More than Five
Contractual Obligations	Total	One Year	Years	Years	Years
Long-Term Debt Obligations	$34,596,293	$5,047,587	$10,252,753	$10,156,730	$9,139,223
Interest Obligation of Long-Term Debt	10,202,985	2,627,383	5,501,546	1,471,895	602,161
Capital Lease Obligation	16,250	16,250	—	—	—
Operating Lease Obligations	3,194,643	737,485	1,459,512	997,646	—
Purchase Obligations
Coal Supplier Commitment	4,616,100	3,692,880	923,220	—	—
Corn Supplier Commitment	7,377,000	7,377,000	—	—	—
Denaturant Commitment	1,459,000	1,459,000	—	—	—
Membership Agreement	248,300	248,300		—	—

Total	$61,710,571	$21,205,885	$18,137,031	$12,626,271	$9,741,384

Off-balance Sheet Arrangements

Lincolnway Energy has the following contractual commitments that could have a current or future effect on Lincolnway Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Lincolnway Energy has an agreement with the Heart of Iowa Cooperative (HOIC), a member of Lincolnway Energy, pursuant to which HOIC may be required to provide 100% of Lincolnway Energy’s requirements for corn for use in the operation of the ethanol plant. The agreement became effective when Lincolnway Energy began accepting corn for use at the ethanol plant and may continue for a period of 20 years. Lincolnway Energy will pay a handling fee of $.075 per bushel of corn purchased and delivered by HOIC. If Lincolnway Energy chooses to buy corn that is not elevated by HOIC, and is outside a 60 mile radius of Nevada, Iowa, Lincolnway Energy will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC. The agreement may be terminated by Lincolnway Energy or HOIC before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. As of September 30, 2006, Lincolnway Energy has several cash corn contracts with HOIC, for a commitment of approximately $7.4 million. The contracts mature on various dates through December 2006.

On July 14, 2005, Lincolnway Energy entered into an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a fixed price per ton, subject to certain specified adjustments, including based on the quality of the coal and inflation type measures and a transportation cost per ton as defined in the agreement. If Lincolnway Energy fails to purchase the minimum number of tons of coal for calendar years 2006 and 2007, Lincolnway Energy is required to pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments under the agreement total $1.8 million and $3.7 million, respectively.

On July 6, 2006, Lincolnway Energy entered into a membership agreement with a company that promotes ethanol. Lincolnway Energy has agreed to contribute a fee equaling a monthly payment of $.0050 for each gallon of non-denatured ethanol produced by Lincolnway Energy. The term of the membership agreement is one year from the date of contribution of the membership fee. The calendar year 2006 and 2007 purchase commitments under the membership agreement total approximately $21,000 and $228,000, respectively.

On May 8, 2006, Lincolnway Energy entered into a six-month contract with a supplier of denaturant. The contract price of the denaturant is the national gasoline daily average price plus $.27/usg. The minimum purchase quantity is 180,000 gallons per month. The term of the contract is May 1, 2006 through October 31, 2006. On December 6, 2006, Lincolnway Energy entered into a three-month and six-month contract with a supplier of denaturant. The contract price of the denaturant for the three-month contract is $1.73 per gallon. The minimum purchase quantity is 45,000 gallons per month. The term of the contract is January 1, 2007 through March 31, 2007. The contract price for the six-month contract is $1.77 per gallon. The minimum purchase quantity is 90,000 gallons per month. The term of this contract is April 1, 2007 through September 30, 2007. The total purchase commitments with the three contracts are $1,459,000.

Employees

As of December 15, 2006, Lincolnway had 43 employees in the following general positions:

Position	# Employed
President and Chief Executive Officer	1
Chief Financial Officer	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Production Manager	1
Maintenance Manager	1
Admin/Clerical	5
Shift Supervisors	4
Maint/Instrument Technicians	8

Position	# Employed
Lab Technicians	2
Plant Operators	16
Total	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
In addition to risks inherent in Lincolnway Energy’s operation, Lincolnway Energy is exposed to various market risks. The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance	Interest
Lender	as of September 30, 2006	Rate
Co-Bank	$31,500,000	8.7%
IA Department Economic Development	400,000	0.0%
IA Department of Transportation	346,293	2.11%
Fagen, Inc.	1,100,000	5.0%
Fagen, Inc.	1,250,000	4.0%

	$34,596,293

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed at the interest rates specified above. The interest rates under all of the CoBank loan agreements are prime, plus .45%, and were at 8.7% per annum as of September 30, 2006.

A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $297,000 during the fiscal year ending September 30, 2007.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy’s principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Ethanol and distillers grains prices are, however, influenced by various factors beyond the control of Lincolnway Energy’s management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of the management of Lincolnway Energy, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. Lincolnway Energy’s average gross corn costs for the fiscal year ended September 30, 2006 was approximately $2.12 per bushel. Lincolnway Energy began processing corn in the third quarter ending June, 2006.

Over the five year period from September 30, 2001 through September 30, 2006, corn prices (based on the Chicago Board of Trade daily futures data) have ranged from a low of $1.86 per bushel in November 2005 to a high of $3.3525 per bushel in April 2004, with prices averaging $2.30 per bushel over that five year period. On December 15, 2006, the Chicago Board of Trade price per bushel of March 2007 corn was $3.685.

All of Lincolnway Energy’s ethanol is marketed by Renewable Products Marketing Group. Under this agreement, Lincolnway Energy elected to use a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee for ethanol delivered to the pool and Renewable Products Marketing Group pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

As of December 15, 2006, Lincolnway Energy had cash, futures and/or option contract price protection in place for approximately 48% of Lincolnway Energy’s expected 19.6 million bushels of corn usage for the next twelve months.

Although Lincolnway Energy believes that its futures and option positions accomplish an economic hedge against Lincolnway Energy’s future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy’s costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy’s gain/(loss) that was included in its earnings for the year ended September 30, 2006 was $515,300, as opposed to $(471,882) for the nine month period ending June 30, 2006.

Another important raw material for the production of Lincolnway Energy’s ethanol is coal. Lincolnway Energy is currently operating with a fixed price contract for coal, subject to certain specified adjustments, including adjustments based on the quality of the coal, increases in transportation costs and inflation type measures. The contract runs through December 31, 2007. Lincolnway Energy’s cost for coal may vary upon expiration of that contract, and the variations could be material. Coal costs represented approximately 6% of Lincolnway Energy’s total cost of goods sold for the fiscal year ended September 30, 2006.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase ethanol or sell Lincolnway Energy raw materials on a fixed basis, Lincolnway Energy’s views as to future market trends, seasonable factors and the cost of futures contracts.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Lincolnway Energy, LLC
Nevada, Iowa
We have audited the balance sheets of Lincolnway Energy, LLC as of September 30, 2006 and 2005, and the related statements of operations, members’ equity and cash flows for the years ended September 30, 2006 and 2005 and the period from May 19, 2004 (date of inception) to September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 and the period from May 19, 2004 (date of inception) to September 30, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey & Pullen, LLP
Des Moines, Iowa
December 20, 2006
McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Lincolnway Energy, LLC
Balance Sheets
September 30, 2006 and 2005

	2006	2005

ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$4,731,873	$7,511,537
Derivative instruments, due from broker	701,448	—
Trade and other accounts receivable (Note 7)	4,472,238	—
Inventories (Note 3)	2,988,794	—
Prepaid expenses and other	157,053	44,044
Derivative financial instruments (Note 8)	1,313,212	—

Total current assets	14,364,618	7,555,581

PROPERTY AND EQUIPMENT
Land and land improvements	4,874,727	1,597,841
Buildings and improvements	1,385,202	108,040
Plant and process equipment	72,860,565	24,027
Construction in progress	1,190,762	33,383,947
Office furniture and equipment	544,620	18,724

	80,855,876	35,132,579
Accumulated depreciation	(2,685,179)	(7,387)

	78,170,697	35,125,192

OTHER ASSETS
Financing costs, net of amortization of 2006 $37,543; 2005 none	434,419	401,467
Deposit	55,503	—
Investments	2,000	2,000

	491,922	403,467

	$93,027,237	$43,084,240

See Notes to Financial Statements.

2

	2006	2005

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,578,598	$3,260,878
Accounts payable, related party (Note 6)	163,039	—
Current maturities of long-term debt (Note 4)	5,063,837	—
Accrued expenses	1,010,808	82,584

Total current liabilities	7,816,282	3,343,462

LONG-TERM DEBT, less current maturities (Note 4)	29,548,706	1,100,000

COMMITMENTS (Notes 5, 6, 7 and 8)

MEMBERS’ EQUITY (Note 2)
Member contributions 42,859 and 42,049 units issued and outstanding in 2006 and 2005, respectively	39,800,105	38,686,355
Retained earnings (deficit)	15,862,144	(45,577)

	55,662,249	38,640,778

	$93,027,237	$43,084,240

Lincolnway Energy, LLC
Statements of Operations
Years Ended September 30, 2006 and 2005 and Period from
May 19, 2004 (Date of Inception) to September 30, 2004

	2006	2005	2004

Revenues (Note 7)	$44,883,457	$—	$—

Cost of goods sold	25,886,144	—	—

Gross profit	18,997,313	—	—

General and administrative expenses (Note 2)	2,082,597	427,478	247,506

Operating income (loss)	16,914,716	(427,478)	(247,506)

Other income (expense):
Grants	151,859	73,141	—
Interest income	117,732	552,538	3,728
Interest (expense)	(1,281,287)	—	—
Other	4,701	—	—

	(1,006,995)	625,679	3,728

Net income (loss)	$15,907,721	$198,201	$(243,778)

Weighted average units outstanding	42,293	32,816	1,636

Net income (loss) per unit — basic and diluted	$376.13	$6.04	$(149.01)

See Notes to Financial Statements.

Lincolnway Energy, LLC
Statements of Members’ Equity
Years Ended September 30, 2006 and 2005 and Period from
May 19, 2004 (Date of Inception) to September 30, 2004

		Retained
	Member	Earnings
	Contributions	(Deficit)	Total

Balance, May 19, 2004 (date of inception)	$—	$—	$—
Issuance of 1,924 membership units (Note 2)	962,000	—	962,000
Net (loss)	—	(243,778)	(243,778)

Balance, September 30, 2004	962,000	(243,778)	718,222
Issuance of 40,125 membership units (Note 2)	38,118,750	—	38,118,750
Offering costs	(394,395)	—	(394,395)
Net income	—	198,201	198,201

Balance, September 30, 2005	38,686,355	(45,577)	38,640,778
Issuance of 810 membership units (Note 2)	810,000	—	810,000
Compensation from issuance of membership units	303,750	—	303,750
Net income	—	15,907,721	15,907,721

Balance, September 30, 2006	$39,800,105	$15,862,144	$55,662,249

See Notes to Financial Statements.

Lincolnway Energy, LLC
Statements of Cash Flows
Years Ended September 30, 2006 and 2005 and Period from
May 19, 2004 (Date of Inception) to September 30, 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,907,721	$198,201	$(243,778)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,715,906	6,221	1,166
Compensation expense — issuance of membership units	303,750	—	—
Changes in working capital components:
(Increase) in prepaid expenses and other	(113,009)	(35,844)	(8,200)
(Increase) in trade and other accounts receivable	(4,472,238)	—	—
(Increase) in derivative instruments, due from broker	(701,448)	—	—
(Increase) in inventories	(2,988,794)	—	—
(Increase) in deposits	(55,503)	—	—
(Increase) in derivative financial instruments	(1,313,212)	—	—
Increase (decrease) in accounts payable	1,027,090	(19,487)	25,173
Increase in accounts payable, related party	163,039	—	—
Increase in accrued expenses	928,224	78,314	4,270

Net cash provided by (used in) operating activities	11,401,526	227,405	(221,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,400,737)	(31,833,640)	(57,031)
Proceeds from sale of equipment	—	33,284	—
Payment of consideration for land option	—	—	(20,000)
Purchase of cost basis investment	—	(2,000)	—

Net cash (used in) investing activities	(48,400,737)	(31,802,356)	(77,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	810,000	38,118,750	962,000
Payments for financing costs	(70,495)	(386,467)	(15,000)
Proceeds from long-term borrowings — financial institution	45,525,398	—	—
Proceeds from long-term borrowings — IDED	400,000	—	—
Proceeds from long-term borrowings — IDOT	346,292	—	—
Proceeds from long-term borrowings — Fagen	1,250,000	1,100,000	—
Proceeds from short-term borrowings	—	639,166	—
Payments on long-term borrowings — financial institution	(14,025,398)	—	—
Payments of short-term borrowings	—	(639,166)	—
Payments on long-term borrowings — capital lease obligation	(16,250)	—	—
Payments of offering costs	—	(163,691)	(230,704)

Net cash provided by financing activities	34,219,547	38,668,592	716,296

(Continued)

Lincolnway Energy, LLC
Statements of Cash Flows (Continued)
Years Ended September 30, 2006 and 2005 and Period from May
19, 2004 (Date of Inception) to September 30, 2004

	2006	2005	2004

Net increase (decrease) in cash and cash equivalents	$(2,779,664)	$7,093,641	$417,896

CASH AND CASH EQUIVALENTS
Beginning	7,511,537	417,896	—

Ending	$4,731,873	$7,511,537	$417,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest, net of amount capitalized	$1,271,011	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND FINANCING ACTIVITIES Construction in progress included in accounts payable	$545,822	$3,255,192	$—
Capital lease obligation incurred for equipment	32,501	—	—
Deferred offering costs in accounts payable	—	(15,785)	15,785
See Notes to Financial Statements.

Lincolnway Energy, LLC
Notes to Financial Statements
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
Concentrations of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.
Cash and cash equivalents: For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
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
Inventories: Inventories, which consist primarily of corn, ethanol and distillers grains with solubles, are stated at the lower of cost or market on the first-in, first-out method.
Financing costs: Financing costs associated with the construction and revolving loans discussed in Note 4 are recorded at cost and include expenditures directly related to securing debt financing. The Company began amortizing these costs using the effective interest method over the term of the agreement. The financing costs were included in construction in progress during plant construction and included in interest expense on the statement of operations upon commencement of operations.
Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Land improvements	20
Buildings and improvements	40
Plant and process equipment	5 - 20
Office furniture and equipment	3 - 7

Lincolnway Energy, LLC
Notes to Financial Statements
Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment. Amortization of equipment under capital lease is included in depreciation expense. Equipment under capital lease and accumulated depreciation totaled $32,501 and $2,475, respectively, as of September 30, 2006.
Investments: The Company has investments in common stock of two unlisted companies. These investments are carried at cost.
Derivative financial instruments: The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs and forward corn purchase contracts. The Company does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the September 30, 2006 balance sheet at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold. During the year ended September 30, 2006, the Company had recorded a combined realized and unrealized gain for derivative financial instruments of $515,300. There was no realized or unrealized gain or loss during the year ended September 30, 2005 or for the period from May 19, 2004 (date of inception) to September 30, 2004.
Deposit: The Internal Revenue Service (under Section 7519) requires partnerships that elect a fiscal year over a calendar year to make a deposit each year. The deposit is 25% of annual net income, multiplied by the tax rate of 36% for the reporting fiscal year.
Revenue recognition: Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers. This generally occurs upon shipment to the customers or when the customer picks up the goods. For railcar shipments this takes place when the product is released to the common carrier and a bill of lading is produced. For truck shipments, title passes once the truck is filled and leaves the premise. Shipping and handling costs incurred by the Company for the sale of ethanol and distillers grains are included in cost of goods sold.
Commissions for the marketing and sale of ethanol and distillers grains are included in cost of goods sold.
Reclassification: Certain amounts in the statement of operations for 2005 and 2004 have been reclassified to conform to 2006 classifications. These reclassifications had no effect on members’ equity or net income (loss).
Income taxes: The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, the Company’s earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Earnings per unit: Basic and diluted earnings per unit have been computed on the basis of the weighted average number of units outstanding during each period presented.
Grants: The Company recognizes grant income upon complying with the conditions of the grant.

Lincolnway Energy, LLC
Notes to Financial Statements
Fair value of financial instruments: The carrying amounts of cash and cash equivalents, derivative financial instruments, trade accounts receivable, accounts payable and accrued expenses approximate fair value. The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.
New accounting pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), Share-Based Payment (SFAS 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for the Company on October 1, 2006. The Company does not expect adoption of the provision of SFAS 123(R) to have a material impact on the financial statement, results of operations or liquidity of the Company.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29 (SFAS No. 153), addressing the measurement of exchanges of monetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar production assets in APB Opinion No. 29, Accounting for Nonmonetary Exchanges, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The Company does not expect adoption of the provision of SFAS No. 153 to have a material impact on the financial statements, results of operations or liquidity of the Company.
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
On June 12, 2006, the Company sold 810 membership units to the Company’s nine directors at a purchase price of $1,000 per unit, for an aggregate of $810,000. The fair market value per unit based on recent appraisal was $1,375 for an aggregate $1,113,750 of fair value. The difference between the fair market value and the purchase price of $303,750 was included in general and administrative expenses in the statement of operations.

Lincolnway Energy, LLC
Notes to Financial Statements
Income and losses are allocated to all members based on their pro rata ownership interest. Units may be issued or transferred only to persons eligible to be members of the Company and only in compliance with the provisions of the operating agreement.
Note 3. Inventories
Inventories consist of the following as of September 30, 2006 and 2005:

	2006	2005

Raw materials, including corn, coal, chemicals and supplies	$1,356,456	$—
Work in process	770,593	—
Ethanol and distillers grains	861,745	—

Total	$2,988,794	$—

Note 4. Long-Term Debt
Long-term debt consists of the following as of September 30, 2006 and 2005:

	2006	2005

Construction term loan. (A)	$31,500,000	$—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments.	1,100,000	1,100,000

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of June 2022.	1,250,000	—

Note payable to Iowa Department of Economic Development. (C)	300,000	—

Note payable to Iowa Department of Economic Development. (C)	100,000	—

Note payable to Iowa Department of Transportation. (D)	346,293	—

Capital lease obligation, due in monthly installments of $2,708 through March 2007, secured by equipment.	16,250	—

	34,612,543	1,100,000
Less current maturities	(5,063,837)	—

	$29,548,706	$1,100,000

Lincolnway Energy, LLC
Notes to Financial Statements
Maturities of long-term debt as of September 30, 2006 are as follows:

Years ended September 30:
2007	$5,063,837
2008	5,175,890
2009	5,076,863
2010	5,077,857
2011	5,078,873
Thereafter	9,139,223

$34,612,543

(A)	The Company has a $39,000,000 construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. In addition, for each September 30 year-end, beginning with September 30, 2006 and ending with September 30, 2008, the Company shall also make an additional principal payment equal to 75% of “Free Cash Flow” as defined in the agreement. The Company chose to make a Free Cash Flow payment of $7,500,000 in the month of September 2006. The Free Cash Flow obligation has been met; the Company will no longer be subject to this additional payment requirement. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The agreement also includes certain prepayment penalties.
(B)	The Company has a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime plus .45% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The revolving credit agreement expires in April 2007 at which time the principal outstanding is due. The agreements also include certain prepayment penalties. There was no balance remaining as of September 30, 2006.
On March 7, 2006, the Company entered into an agreement with an unrelated third party to lease rail cars (see Note 5). The agreement required a $351,000 letter of credit as partial security for the Company’s obligation under the lease. This facility was funded through the $4,000,000 revolving credit agreement. The letter of credit is valid until May 1, 2007 and then will be extended as requested by the lessor. The letter of credit will expire on May 1, 2011.
(C)	The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). The $100,000 loan is forgivable upon the completion of the ethanol production facility and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.

Lincolnway Energy, LLC
Notes to Financial Statements
(D)	The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005. The proceeds will be disbursed upon submission of paid invoices. The remaining proceeds will be funded after the final inspection of the project is made by the IDOT. Interest at 2.11% will begin accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B).
Note 5. Lease Commitments
The Company entered into a lease agreement with an unrelated third party to lease 90 rail cars for the purpose of transporting distillers grains. The five-year term of the lease commenced March 2006 and will end February 2011. The lease calls for monthly payments of $58,500 plus applicable taxes. There is also an additional usage rental for each car that exceeds 30,000 miles of 2.5 cents per mile. This agreement requires a $351,000 letter of credit as partial security for the Company’s obligation under the lease.
The Company leases office equipment and other equipment under operating leases that will expire various dates through January 2011. The leases call for monthly payments ranging from $1,072 to $2,291 plus applicable taxes.
Minimum lease payments under these operating leases for future years are as follows:

Years ending September 30:
2007	$737,485
2008	734,804
2009	724,708
2010	704,517
2011	293,129

$3,194,643

Rent expense under the above operating leases totaled $380,320, none and none for the years ended September 30, 2006 and 2005 and the period from May 19, 2004 (date of inception) to September 30, 2004.

Lincolnway Energy, LLC
Notes to Financial Statements
Note 6. Related Party Transactions
The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement became effective when the Company began accepting corn for use at the ethanol plant in May 2006 and will continue for a period of 20 years. The Company pays a handling fee of $.075 per bushel of corn purchased and delivered by the related party. If the Company chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by the related party. The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. The Company purchased corn totaling $14,878,595 for the year ended September 30, 2006. As of September 30, 2006, the Company has several corn contracts with HOIC, for a commitment of approximately $7,377,000. The contracts mature on various dates through December 2006. The Company also has made some miscellaneous purchases from HOIC (anhydrous ammonia, fuel, propane and locomotive costs) amounting to $245,662 for the year ended September 30, 2006. As of September 30, 2006, the amount due to HOIC is $127,683.
The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the year ended September 30, 2006 were $129,601. As of September 30, 2006 the amount due to Prairie Land Cooperative is $35,356. No formal purchase agreement has been executed between the parties.
Note 7. Commitments and Major Customer
The Company has an agreement with an unrelated entity and major customer for marketing, selling and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term through June 2007. For the year ended September 30, 2006, the Company has expensed $174,289 under this agreement. Revenues with this customer were $40,441,364 for the year ended September 30, 2006, with trade accounts receivable of $3,862,122 due from the customer as of September 30, 2006.
The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year through June 2007. The agreement can be terminated by either party with 90 days’ written notice. For the year ended September 30, 2006, the Company has expensed $62,775 under this agreement. Revenues with this customer were $4,442,093 for the year ended September 30, 2006, with trade accounts receivable of $231,591 as of September 30, 2006.
The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for calendar years 2006 and 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The calendar year 2006 and 2007 purchase commitments total $1,846,440 and $3,692,880, respectively. For the year ended September 30, 2006, the Company has purchased $1,752,646 of coal.

Lincolnway Energy, LLC
Notes to Financial Statements
On July 6, 2006, the Company entered into a membership agreement with a company that promotes ethanol. The Company agrees to contribute a fee equaling a monthly payment of $.0050 for each gallon of non-denatured ethanol produced by the Company. The term of the membership is one year from the date of contribution of the membership fee. The calendar year 2006 and 2007 purchase commitments total $20,692 and $227,608, respectively. As of September 30, 2006, no payments have been made under this agreement.
The Company has three- and six-month contracts with a supplier of denaturant. The contract price of the denaturant ranges from $1.73 to $1.77 per gallon. The terms of the contracts expire March and September 2007. The purchase commitment for the year ended September 30, 2007 is $1,459,000. For the year ended September 30, 2006, the Company has purchased $1,720,321 of denaturant.
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
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income. Unrealized gains of $1,313,212 are included in derivative financial instruments on the balance sheet as of September 30, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements. As of September 30, 2006, the Company has outstanding commitments for 3,157,000 bushels of corn amounting to approximately $7,377,000 under cash contracts, in which the related commodity will be delivered through December 2006.
Note 9. Retirement Plan
The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006. The Company provides matching contributions of 50% for up to 6% of employee compensation. Company contributions and plan expenses for the year ended September 30, 2006 totaled $29,093.
Note 10. Subsequent Event
On November 8, 2006, the Company acquired 93 acres of land for future expansion, rail access and construction of additional rail tracks. The purchase price was approximately $977,000.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy’s management, with the participation of Lincolnway Energy’s chief financial officer and the other executive officers whose certifications accompany this annual report, have evaluated the effectiveness of Lincolnway Energy’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. As a result of such evaluation, the chief financial officer and such other executive officers have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed in the reports Lincolnway Energy files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including Lincolnway Energy’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy’s system of internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

Lincolnway Energy did not have any information which was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year covered by this annual report, but which was not so reported.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)
William Couser	52	Director and Chairman

Jeff Taylor	40	Director and Vice President

Timothy Fevold	46	Director and Secretary

Terrill Wycoff	64	Director and Treasurer

David Eggers	58	Director

James Hill	61	Director

Brian Conrad	45	Director

Rick Vaughan	47	Director

David Hassebrock	50	Director President and Chief

Richard Brehm	53	Executive Officer

Kim Supercynski	44	Chief Financial Officer

William Couser

Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Couser has been the chairman of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. He also served as the interim president and CEO of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has been self-employed as a farmer since 1977, with his farming operations including row crops and cattle.

Jeff Taylor
Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Taylor has also served as the vice president of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa.
Timothy Fevold
Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Fevold has also served as the secretary of Lincolnway Energy since May, 2004. Mr. Fevold has been employed by Hertz Farm Management, based in Ames, Iowa, since 1982, and his responsibilities involve the management of farms. Mr. Fevold has also been licensed as a real estate broker in Iowa since approximately 1987.
Terrill Wycoff
Mr. Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Wycoff has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Mr. Wycoff has been employed by First National Bank, Ames, Iowa for approximately 45 years, and currently serves as the executive vice president of First National Bank. He is also a member of the board of directors of First National Bank, in Ames, Iowa.
David Eggers
Mr. Eggers has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2007. Mr. Eggers has been self-employed as a farmer for over 34 years, with his farming operations including corn and soybean crops and a wean-to-finish swine operation. Mr. Eggers has also owned a retail anhydrous ammonia business since approximately 1970, and which provides services to farmers in the Nevada, Iowa area.
James Hill
Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2007. Mr. Hill has been self-employed as a farmer since 1969. He has also served as an advisory council member for Farm Credit Services of America since approximately 1994.
Brian Conrad
Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Conrad has been employed with John Deere Credit since 1988, and has held various positions with John Deere Credit, including credit operations, and sales and marketing. His current position with John Deere Credit is business development manager for the wind energy group.
Rick Vaughan
Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Vaughan has been the General Manager of Prairie Land Cooperative since February 1995.
David Hassebrock
David Hassebrock has been a director of Lincolnway Energy since March 27, 2006, and his current term as a director will end at the annual meeting of the members which will be held in 2007. Mr. Hassebrock is an owner, director and employee of Hassebrock Farms, Inc., a livestock and grain business, since 1984. He has served on the board of directors of Heart of Iowa Cooperative since 2001, and is the Heart of Iowa Cooperative board secretary.
Richard Brehm
Mr. Brehm joined Lincolnway Energy on May 17, 2005 as the General Manager and was appointed president and chief executive officer on July 13, 2005. Mr. Brehm has served in various management positions in agriculture and ethanol production since 1995. Mr. Brehm served as Director of Operations for International Ingredient Corporation, Saint Louis, Missouri from September 1995 to January 2002. During that time he was responsible for the construction and operation of a fuel ethanol plant at Cleburne, Texas as well as nine other manufacturing plants. International Ingredient Corporation is a manufacturer of food and feed specialty ingredients for the feed, pet food, pharmaceutical and baking companies’ world wide.
From June 2002 to December 2003 Mr. Brehm served as a broker- manager with Agri Management Services in Monticello, Iowa. During that time Mr. Brehm obtained a Series III Commodity Brokers License and worked to provide companies and producers with grain marketing and procurement strategies.

In January 2004, Mr. Brehm became Director of Plant Operations at United Bio Energy, Wichita, Kansas where he served as interim general manager at Platte Valley Fuel Ethanol, Central City, Nebraska between January 2004 and May 2004. Mr. Brehm continued to work on numerous ethanol plant projects throughout the Midwest until United Bio Energy appointed him general manager of Big River Resources, West Burlington, Iowa from October 2004 to March 2005. During April 2005 and May 2005, United Bio Energy assigned Mr. Brehm to develop additional ethanol plants in Kansas and Nebraska.
Kim Supercynski
Ms. Supercynski has served as the chief financial officer of Lincolnway Energy since October 2005. She served as the corporate controller for Garst Seed Company, located in Slater, Iowa, from approximately February 1996 to October 2005. Her responsibilities in that capacity included overseeing the accounting department. Garst Seed Company is an affiliate of Syngenta, Inc., which is a large international company that sells, markets and produces agricultural seed. Ms. Supercynski is a certified public accountant and a certified treasury professional.
The number of directors for Lincolnway Energy was fixed at 9 as of the date of this annual report. Each of Lincolnway Energy’s directors is elected to a three year term and until his or her successor is elected. The terms of the directors are staggered, so that three of the directors’ terms expire in one year, three expire the next year, and three expire the following year.
The officers of Lincolnway Energy are elected annually by the board of directors at its annual meeting, and hold office until the next annual meeting of the board of directors and until their respective successors are chosen. Any officer may be removed by the board of directors at any time, with or without cause, subject to any employment agreement as may exist between Lincolnway Energy and any officer. Lincolnway Energy did not have any written employment agreements with any officer as of the date of this annual report.
Lincolnway Energy has a separately-designated standing audit committee. The members of the audit committee as of the date of this annual report were Terry Wycoff, Timothy Fevold, Brian Conrad and Jim Hill.
Lincolnway’s board of directors has determined that Terry Wycoff is an audit committee financial expert, as that term is defined in the applicable regulations of the Securities and Exchange Commission, and that Mr. Wycoff is independent, as that term is also defined in the applicable regulations of the Securities and Exchange Commission.

There were no material changes during the fiscal year ended September 30, 2006 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy’s board of directors.

Lincolnway Energy had not, as of the date of this annual report, adopted a code of ethics that applies to Lincolnway Energy’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Although Lincolnway Energy intends to continue to monitor the need for a code of ethics and may adopt a code of ethics at some point, Lincolnway Energy currently believes that a code of ethics policy is not necessary given Lincolnway Energy’s size and its other existing internal processes and procedures.

Item 11.	Executive Compensation.

The following table shows the compensation paid by Lincolnway Energy to Richard Brehm, Lincolnway Energy’s president and chief executive officer, during the period from May 19, 2004 (date of inception) to September 30, 2004 and fiscal years ended September 30, 2005 and 2006.

	Summary Compensation Table
Name and				Other Annual
Principal Position	Fiscal Year[2]	Salary[3]	Bonus	Compensation[4]
	2004	$-0-	$-0-	$-0-
Richard Brehm,	2005	$43,269	$2,500	$-0-
President and CEO[1]	2006	$131,154	$20,000	$2,158

Note 1:	Richard Brehm became employed by Lincolnway Energy on May 17, 2005. On July 13, 2005 the board of directors appointed Mr. Brehm as President and Chief Executive Officer.

Note 2:	Lincolnway Energy was organized on May 19, 2004, and its fiscal year ends on September 30.

Note 3:	This amount includes contributions into Lincolnway Energy’s deferred compensation plan.

Note 4:	This amount represents Lincolnway Energy’s contributions to the employee deferred compensation plan.

William Couser served as the interim president and chief executive officer of Lincolnway Energy from the inception of Lincolnway Energy in May, 2004 until July 13, 2005. William Couser did not, however, receive any compensation from Lincolnway Energy during that time period.

Lincolnway Energy also reimburses Mr. Brehm for any reasonable costs and expenses incurred by him in connection with the performance of his duties and services to and on behalf of Lincolnway Energy.
Employment Agreements and Termination of Employment and Change in Control Arrangements
As of the date of this annual report, Lincolnway Energy did not have any written employment agreements with Mr. Brehm.
As of the date of this annual report, Lincolnway Energy did not have any compensation plan or arrangement with any employee which results or will result in payments to the employee from the resignation, retirement or other termination of the employee’s employment with Lincolnway Energy or from a change in control of Lincolnway Energy or a change in the employee’s responsibilities following a change in control of Lincolnway Energy.
Director Compensation
The board of Lincolnway Energy approved a director fee of $1,000 per month at a board meeting held on June 7, 2006. The fee is payable quarterly, in arrears, and a director must attend at least 75% of all director meetings for the quarter in order to receive the fee. A director may attend a meeting in person, by phone or any other method provided in Lincolnway Energy’s governing documents. The director fee was made retroactively effective as of April 1, 2006.
The board also approved an annual fee of $20,000 for the chairman of Lincolnway Energy, and an annual fee of $10,500 for each of the vice president, secretary and treasurer of Lincolnway Energy. The officer fee is payable quarterly, and was made retroactively effective as of April 1, 2006. As of the date of this annual report, William Couser was the chairman of Lincolnway Energy, Jeff Taylor was the vice president, Timothy Fevold was the secretary and Terrill Wycoff was the treasurer.
The board of Lincolnway Energy approved the offer and sale of up to 100 units of Lincolnway Energy to each of the nine directors of Lincolnway Energy, at a purchase price of $1,000 per unit at a board meeting held on June 12, 2006. Lincolnway Energy sold an aggregate of 810 units, for an aggregate of $810,000 on June 12, 2006 to the nine directors of Lincolnway Energy pursuant to that authorization, with William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, Brian Conrad, David Eggers, James Hill and Rick Vaughan each purchasing 100 units, and with David Hassebrock purchasing 10 units. The fair market value per unit based on an appraisal was $1,375 for an aggregate of $1,113,750 of fair value. The difference between the fair market value and the purchase price of $303,750 was considered compensation to the directors and included in the general and administrative expenses in the statement of operations.

Compensation Committee Interlocks and Insider Participation

One of the committees of the board of Lincolnway Energy is the Human Resources, Benefits & Compensation Committee. The members of that committee from May 19, 2004 to April 18, 2006 were Jim Penney, Rick Vaughan, Terry Wycoff, Jim Hill, Jeff Taylor and Bill Couser. Terry Wycoff, Timothy Fevold, David Eggers and Rick Vaughan were appointed as members of the committee on April 19, 2006. The members of the committee are also all members of the board of Lincolnway Energy. Terry Wycoff also serves as the treasurer of Lincolnway Energy, and Timothy Fevold also serves as the secretary of Lincolnway Energy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this annual report, Lincolnway Energy was only authorized to issue units of membership interest, and Lincolnway Energy did not have any other classes or series of units.

As of the date of this annual report, Lincolnway Energy did not have any units authorized for issuance under any equity compensation plan, including any individual compensation arrangement.

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2006 by the directors and executive officers of Lincolnway Energy. Lincolnway Energy had an aggregate of 42,859 outstanding units on November 30, 2006.

	Amount and Nature
Name of Beneficial Owner	Of Beneficial Ownership[1]	Percent of Class
William Couser, Director and Chairman	513	1.20%

Jeff Taylor, Director and Vice President	500	1.17%

Timothy Fevold, Director and Secretary	201	.47%

Terrill Wycoff, Director and Treasurer	325	.76%

David Eggers, Director	301	.70%

James Hill, Director	201	.47%

	Amount and Nature
Name of Beneficial Owner	Of Beneficial Ownership[1]	Percent of Class
Brian Conrad, Director	553	1.29%

Rick Vaughan, Director	100	.23%

David Hassebrock, Director	35	.08%

Richard Brehm, President and Chief Executive Officer	-0-	0%

Kim Supercynski, Chief Financial Officer	25	.06%

All directors and executive officers as a group	2,754	6.43%

[1]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual.

To Lincolnway Energy’s knowledge, as of the date of this annual report:
•	No person or group is the beneficial owner of more than 5% of Lincolnway Energy’s outstanding units, and no person or group holds more than 5% of Lincolnway Energy’s outstanding units pursuant to a voting trust or similar agreement, and

•	There are no arrangements, including any pledge by any person of units of Lincolnway Energy, the operation of which may at a subsequent date result in a change in control of Lincolnway Energy.

Item 13.	Certain Relationships and Related Transactions.

Lincolnway Energy has not been a party to any transaction, or series of similar transactions, since the beginning of Lincolnway Energy’s last fiscal year, or any currently proposed transaction, or series of similar transactions, to which Lincolnway Energy was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following types of persons had, or will have, a direct or indirect material interest:
•	any director or executive officer of Lincolnway Energy;

•	any unit holder who is known by Lincolnway Energy to own of record or beneficially more than 5% of Lincolnway Energy’s outstanding units; or

•	any member of the immediate family of any of the foregoing persons.

To Lincolnway Energy’s knowledge, no director of Lincolnway Energy is, or during the last fiscal year has been:
•	an executive officer of, or owns, or during the last fiscal year has owned, of record or beneficially in excess of 10% equity interest in any business or professional entity:
(1)	that has made during Lincolnway Energy’s last full fiscal year, or proposes to make during Lincolnway Energy’s current fiscal year, payments to Lincolnway Energy for property or services in excess of 5% of Lincolnway Energy’s consolidated gross revenues for its last full fiscal year, or the other entity’s consolidated gross revenues for its last full fiscal year;

(2)	to which Lincolnway Energy has made during Lincolnway Energy’s last full fiscal year, or proposes to make during Lincolnway Energy’s current fiscal year, payments for property or services in excess of 5% of Lincolnway Energy’s consolidated gross revenues for its last full fiscal year, or the other entity’s consolidated gross revenues for its last full fiscal year; or

(3)	to which Lincolnway Energy was indebted at the end of Lincolnway Energy’s last full fiscal year in an aggregate amount in excess of 5% of Lincolnway Energy’s total consolidated assets at the end of such fiscal year;
•	A member of, or counsel to, a law firm that Lincolnway Energy has retained during the last fiscal year or proposes to retain during the current fiscal year;

•	A partner or executive officer of any investment banking firm that has performed services for Lincolnway Energy; or

•	Any other relationships that Lincolnway Energy is aware of between the director and Lincolnway Energy that is substantially similar in nature and scope to those relationships listed in the preceding subparagraphs.

None of the following types of persons have been indebted to Lincolnway Energy at any time since the beginning of Lincolnway Energy’s last fiscal year in an amount in excess of $60,000:
•	Any director or executive officer of Lincolnway Energy;

•	Any member of the immediate family of any director or executive officer of Lincolnway Energy;

•	Any corporation or organization (other than Lincolnway Energy) of which any of the persons specified in the preceding subclauses is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities; or

•	Any trust or other estate in which any of the persons specified in the first two subclauses above has a substantial beneficial interest or to which such person serves as a trustee or in a similar capacity.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy’s annual financial statements for the fiscal years ended September 30, 2005 and 2006, and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2005	2006
Audit Fees	$32,130	$93,000
Tax Fees	$10,774	$17,000
All Other Fees	$—	$38,128

Total	$42,904	$148,128

Audit Fees. The audit fees were incurred for the audit by McGladrey & Pullen, LLP of Lincolnway Energy’s annual financial statements and review of the financial statements included in Lincolnway Energy’s quarterly reports on Form 10-Q or services that are normally provided by McGladrey & Pullen, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and 2006. Lincolnway Energy’s Form 10 became effective on March 28, 2006, and Lincolnway Energy was required to file quarterly reports on Form 10-Q beginning with the quarterly period ended December 31, 2005.

Tax Fees. The tax fees were billed for services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning. The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1’s.

All Other Fees. The all other fees were billed to Lincolnway Energy for products and services provided by RSM McGladrey, Inc which are not included under audit fees, audit-related fees or tax fees. The nature of the products and services comprising the all other fees was a cost segregation study and a director and officer compensation review.

Lincolnway Energy’s board has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of McGladrey & Pullen, LLP.

Each specific engagement of McGladrey & Pullen, LLP and its affiliates RSM McGladrey, Inc is approved by the board of Lincolnway Energy. None of the services included within tax fees or all other fees were approved by the board of Lincolnway Energy pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The percentage of hours expended on McGladrey & Pullen, LLP’s engagement to audit Lincolnway Energy’s financial statements for the fiscal year ended September 30, 2006 that were attributed to work performed by persons other than McGladrey & Pullen, LLP’s full time, permanent employees did not exceed 50%.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Schedules.

The financial statements are set forth under Item 8 of this annual report. Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Organization		10		3.1	1/27/06

3.2	Operating Agreement		10		3.2	1/27/06

*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06

10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06

				Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group		10		10.6	1/27/06

10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company		10		10.7	1/27/06

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy		10		10.8	1/27/06

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and William Bulk Transfer, Inc.		10		10.9	1/27/06

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06

Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06

10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06

10.14	Denaturant Purchase Agreement Between Lincolnway Energy, LLC and Quadra Energy Trading Inc,	E-1—E-5

31.1	Rule 13a-14(a) Certification of President and Chief Operating Officer	E-6

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-7

32.1	Section 1350 Certification of President and Chief Operating Officer	E-8

32.2	Section 1350 Certification of Chief Financial Officer	E-9

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 20, 2006	By:	/s/ Richard Brehm

Richard Brehm, President and Chief Executive Officer

Date: December 20, 2006	By:	/s/ Kim Supercynski

Kim Supercynski, Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 20, 2006	/s/ William Couser
William Couser, Director and Chairman

Date: December 20, 2006	/s/ Jeff Taylor
Jeff Taylor, Director and Vice President

Date: December 20, 2006	/s/ Timothy Fevold
Timothy Fevold, Director and Secretary

Date: December 20, 2006	/s/ Terrill Wycoff
Terrill Wycoff, Director and Treasurer

Date: December 20, 2006	/s/ David Eggers
David Eggers, Director

Date: December 20, 2006	/s/ James Hill
James Hill, Director

Date: December 20, 2006	/s/ Brian Conrad
Brian Conrad, Director

Date: December 20, 2006	/s/ David Hassebrock
David Hassebrock, Director

Date: December 20, 2006	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 20, 2006	/s/ Richard Brehm
Richard Brehm, President and Chief Executive Officer

Date: December 20, 2006	/s/ Kim Supercynski
Kim Supercynski, Chief Financial Officer