Form 10-Q
period 2006-12-31
Lincolnway Energy, LLC
filed 2007-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,859 membership units outstanding at February 1, 2007.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Lincolnway Energy, LLC
Balance Sheets

	December 31, 2006	September 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,619,369	$4,731,873
Derivative instruments, due from broker	7,897,657	701,448
Trade and other accounts receivable	4,729,399	4,472,238
Inventories	4,116,513	2,988,794
Prepaid expenses and other	105,639	157,053
Derivative financial instruments	—	1,313,212

Total current assets	23,468,577	14,364,618

PROPERTY AND EQUIPMENT
Land and land improvements	6,924,453	4,874,727
Buildings and improvements	1,385,202	1,385,202
Plant and process equipment	72,819,712	72,860,565
Construction in progress	275,795	1,190,762
Office furniture and equipment	326,264	544,620

	81,731,426	80,855,876
Accumulated depreciation	(4,690,118)	(2,685,179)

	77,041,308	78,170,697

OTHER ASSETS
Financing costs net of amortization of $48,269 and $37,543	423,693	434,419
Deposit	55,503	55,503
Investments	2,000	2,000

	481,196	491,922

	$100,991,081	$93,027,237

See Notes to Unaudited Financial Statements.

	December 31, 2006	September 30, 2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,395,285	$1,578,598
Accounts payable, related party	560,834	163,039
Current maturities of long-term debt	5,060,712	5,063,837
Accrued expenses	574,524	1,010,808
Derivative financial instruments	867,988	—

Total current liabilities	8,459,343	7,816,282

LONG-TERM DEBT, less current maturities	28,442,414	29,548,706

COMMITMENTS
MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,859 units issued and outstanding	39,800,105	39,800,105
Retained earnings	24,289,219	15,862,144

	64,089,324	55,662,249

	$100,991,081	$93,027,237

Lincolnway Energy, LLC
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(Unaudited)
Revenues	$28,068,165	$—
Cost of goods sold	12,005,233	—

Gross profit	16,062,932	—
General and administrative expenses	643,031	410,153

Operating income (loss)	15,419,901	(410,153)

Other income (expense):
Grants	—	1,859
Interest income	101,772	27,268
Interest expense	(691,761)	—
Other	26,012	—

	(563,977)	29,127

Net income (loss)	$14,855,924	$(381,026)

Weighted average units outstanding	42,859	42,049

Net income (loss) per unit — basic and diluted	$346.62	$(9.06)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,855,924	$(381,026)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,015,666	10,034
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	51,414	(9,238)
(Increase) in trade and other accounts receivable	(541,783)	—
(Increase) in derivative instruments, due from broker	(7,196,209)	—
(Increase) in inventories	(1,127,719)	—
(Increase) decrease in derivative financial instruments	2,181,200	—
Increase in accounts payable	301,299	93,037
Increase in accounts payable, related party	397,795	—
Increase (decrease) in accrued expenses	(436,284)	94,734

Net cash provided by (used in) operating activities	10,501,303	(192,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,075,539)	(17,806,223)

Net cash (used in) investing activities	(1,075,539)	(17,806,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distribution	(6,428,850)	—
Payments for financing costs	—	(230)
Proceeds from long-term borrowings	153,707	10,852,346
Payments on long-term borrowings	(1,263,125)	—

Net cash provided by (used in ) financing activities	(7,538,268)	10,852,116

Net increase (decrease) in cash and cash equivalents	1,887,496	(7,146,566)
CASH AND CASH EQUIVALENTS
Beginning	4,731,873	7,511,537

Ending	$6,619,369	$364,971

(Continued)

Lincolnway Energy, LLC
Statements of Cash Flows (Continued)

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, net of amount capitalized	$766,408	$—
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$61,210	$5,058,512
Property and equipment rebate included in accounts receivable	284,622	—
See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 1. Nature of Business, Basis of Presentation and Other Information
Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.
Basis of presentation and other information:
The consolidated balance sheet as of September 30, 2006 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three months ended December 31, 2006 and 2005 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Reclassification: Certain amounts in the statement of operations for 2005 have been reclassified to conform to 2006 classifications. These reclassifications had no effect on net income (loss) as previously reported.
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
New accounting pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), Share-Based Payment (FAS 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS 123(R) are effective for the Company on October 1, 2006. The adoption of the provision of SFAS 123(R) did not have any effect on the financial statements results of operations or liquidity of the Company.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
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
Note 3. Inventories
Inventories consist of the following as of:

	December 31,	September 30,
	2006	2006
Raw materials, including corn, coal, chemicals and supplies	$1,250,317	$1,356,456
Work in process	1,239,955	770,593
Ethanol and distillers grains	1,626,241	861,745

Total	$4,116,513	$2,988,794

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 4. Long-Term Debt
Long-term debt consists of the following as of:

	December 31	September 30
	2006	2006
Construction term loan. (A)	$30,250,000	$31,500,000
Construction/revolving term loan. (B)	—	—
Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments.	1,100,000	1,100,000
Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021.	1,250,000	1,250,000
Note payable to Iowa Department of Economic Development. (C)	295,000	300,000
Note payable to Iowa Department of Economic Development. (C)	100,000	100,000
Note payable to Iowa Department of Transportation. (D)	500,000	346,293
Capital lease obligation, due in monthly installments of $2,708, secured by the leased equipment.	8,126	16,250

	33,503,126	34,612,543
Less current maturities	(5,060,712)	(5,063,837)

	$28,442,414	$29,548,706

(A)
The Company has a $39,000,000 construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The agreement also includes certain prepayment penalties. On December 1, 2006 an amendment was made to the agreement lowering the base rate per annum from 45/100 of 1% above the rate of interest to 5/100 of 1% below the rate of interest established. As of December 31, 2006 the Company has been allowed to make prepayments of $8,750,000,000 without any penalty.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
(B)
The Company has a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime plus .45% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. The revolving credit agreement expires in April 2007 at which time the principal outstanding is due. The agreements also include certain prepayment penalties. On December 1, 2006 an amendment was made to the agreement lowering the base rate per annum from 45/100 of 1% above the rate of interest to 5/100 of 1% below the rate of interest established. There was no balance remaining as of December 31, 2006.

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

(D)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005. The proceeds were disbursed upon submission of paid invoices. Interest at 2.11% will begin accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (B).

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
Note 5. Related-Party Transactions
The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $10,967,636 and $0 for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company has several corn contracts with HOIC, for a commitment of approximately $26,816,000. The contracts mature on various dates through September 2007. The Company also has made some miscellaneous purchases from HOIC (anhydrous ammonia, fuel, propane and locomotive costs) amounting to $33,207 and $0 for the three months ended December 31, 2006 and 2005, respectively. As of December 31, 2006 the amount due to HOIC is $524,929.
The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the three months ended December 31, 2006 and 2005 is $103,769 and $0 respectively. As of December 31, 2006 the amount due to Prairie Land Cooperative is $35,905. No formal purchase agreement has been executed between the parties.
Note 6. Commitments and Major Customer
The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term through June 2007. For the three months ended December 31, 2006 the Company has expensed $120,762 under this agreement. Revenues with this customer were $24,361,277 and $0 for three months ended December 31, 2006 and 2005, respectively, with trade accounts receivable of $3,868,031 due from the customer as of December 31, 2006.
The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year through June 2007. The agreement can be terminated by either party with 90 days’ written notice. For the three months ended December 31, 2006, the Company has expensed $57,937 under this agreement. Revenues with this customer were $3,706,888 and $0 for three months ended December 31, 2006 and 2005, respectively, with trade accounts receivable of $280,779 due from the customer as of December 31, 2006.
The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for calendar years 2006 and 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The agreement expires as of January 1, 2008. The calendar year 2007 purchase commitments total $3,732,800. For the three months ended December 31, 2006 and 2005, the Company has purchased $1,104,620 and $0, respectively of coal.

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
On October 5, 2006, Lincolnway Energy entered into a six-month contract with a supplier of denaturant. The contract price of the denaturant is the national gasoline daily average price plus $.27/usg. The minimum purchase quantity totals 855,000 gallons. The term of the contract is November 1, 2006 through April 30, 2007. On December 6, 2006, Lincolnway Energy entered into a three-month and six-month contract with the same supplier of denaturant. The contract price of the denaturant for the three-month contract is $1.73 per gallon. The minimum purchase quantity is 45,000 gallons per month. The term of the contract is January 1, 2007 through March 31, 2007. The contract price for the six-month contract is $1.77 per gallon. The minimum purchase quantity is 90,000 gallons per month. The term of this contract is April 1, 2007 through September 30, 2007. The total purchase commitments with the three contracts are $2,054,593. For the three months ended December 31, 2006 and 2005, the Company purchased $809,773 and $0, respectively of denaturant.
Note 7. Risk Management
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
To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income. Unrealized losses of $867,988 are included in derivative financial instruments on the balance sheet as of December 31, 2006. During the three months ended December 31, 2006, the Company had combined net realized and unrealized gains of $6,975,525. There were no realized or unrealized gain or loss during the three months ended December 31, 2005. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements. As of December 31, 2006, the Company has outstanding commitments for 7,128,051 bushels of corn amounting to approximately $26,816,000 under cash contracts, in which the related commodity will be delivered through September 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement on Forward Looking Statements

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward looking statements that express Lincolnway Energy’s current beliefs, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion and acquisition opportunities and strategies; management’s plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as “expects,” “anticipates,” “estimates,” “plans,” “may,” “will,” “contemplates,” “forecasts,” “future,” “strategy,” “potential,” “predicts,” “projects,” “prospects,” “possible,” “continue,” “hopes,” “intends,” “believes,” “seeks,” “should,” “could,” “thinks,” “objectives” and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements involve and are subject to various risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy’s future results, performance or business conditions, and strong reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy’s management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy’s business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and in Item 1A of Part II of this quarterly report and the following:

•	Overcapacity within the ethanol industry;

•	Actual ethanol, distillers grains and corn oil production varying from expectations;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the price and market for ethanol and distillers grains;

•	Lincolnway Energy’s ability to market, and Lincolnway Energy’s reliance on third parties to market, Lincolnway Energy’s ethanol and distillers grains;

•	Railroad and highway access for receipt of corn and coal and outgoing distillers grains and ethanol;

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices, such as national, state or local energy policy; federal or state ethanol tax incentives; or environmental laws and regulations that apply to Lincolnway Energy’s plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and coal;

•	Total U.S. consumption of gasoline;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;

•	Fluctuations in oil and gasoline prices;

•	Changes in plant production capacity or technical difficulties in operating Lincolnway Energy’s plant;

•	Changes in Lincolnway Energy’s business strategy, capital improvements or development plans;

•	Results of Lincolnway Energy’s hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Lincolnway Energy’s ability to generate free cash flow to invest in Lincolnway Energy’s business and service Lincolnway Energy’s debt;

•	Lincolnway Energy’s liability resulting from any litigation;

•	Lincolnway Energy’s ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from other ethanol suppliers and from alternative fuels and alternative fuel additives.
Lincolnway Energy may have obtained industry, market and competitive position data used in this quarterly report from Lincolnway Energy’s own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a relatively new and rapidly developing and expanding industry such as the ethanol industry.

Overview
Lincolnway Energy is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based fuel grade ethanol plant in Nevada, Iowa. Since May 22, 2006, Lincolnway Energy has been engaged in the production of ethanol and distillers grains. As of June 22, 2006, Lincolnway Energy’s ethanol plant passed performance testing and became fully operational. Lincolnway Energy anticipates producing approximately 50 to 55 million gallons of denatured ethanol for the fiscal year ended September 30, 2007.
Lincolnway Energy’s revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy’s ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy’s distillers grain is marketed by Commodity Specialists Company.
Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit available.
Since Lincolnway Energy only became operational in May 2006, Lincolnway Energy does not have prior income, production, sales or other data for the three months ended December 31, 2005 which can be used for comparison purposes against the three months ended December 31, 2006. Accordingly, this quarterly report does not include a comparison of Lincolnway Energy’s financial results between those reporting periods, but the fact that Lincolnway Energy did not start producing ethanol until May 2006 must be kept in mind when making any comparison or review of Lincolnway Energy’s performance during the quarter ended December 31, 2005 and the quarter ended December 31, 2006.
Plan of Operations
Lincolnway Energy’s primary focus over the next 12 months will be concentrated on operating the ethanol plant as efficiently as possible and pursuing cost-effective purchasing of important inputs such as corn and coal. Lincolnway Energy is currently trying out new yeasts, looking at the effect of highly fermentable corn on yields and plans to try different enzymes and new plant optimization technology. Lincolnway Energy is also working with a third party on extracting crude corn oil from Lincolnway Energy’s syrup on a trial basis. Other projects that have been completed, or are in progress, include the addition to the maintenance building to enclose waterfall sampling and additions/modifications to Lincolnway Energy’s water treatment system to better remove iron from water coming into the ethanol plant. Lincolnway Energy also plans to continue to explore possibilities for the expansion of the ethanol plant, construction of other ethanol plants and exploration of marketing alternatives to increase profit margins.

Air Permit Testing
The Certification Report for Continuous Opacity Monitoring System (COMS) for the stack on the ethanol plant’s coal system was performed in June 2006. The Continuous Emissions Monitoring System (CEMS) RATA certification and the CEMS 7 day drift test were performed in August 2006. The results of those tests met the requirements of the Iowa Department of Natural Resources. Engineering tests were also performed in August 2006 on the coal stack. These tests were not official permit tests, but the test results were within Lincolnway Energy’s permits. Lincolnway Energy’s stack testing was performed in mid December, but the stack tests results have not yet been received. The tests are intended to verify that Lincolnway Energy is meeting the air permit parameters. The stack tests were performed on the coal fired bubbling fluid bed, combustor, carbon dioxide scrubber, distillers grain transport and storage, hammer milling bag house, distillers grain load out bag house, grain unloading equipment, fly ash pneumatic conveying and storage bag house, coal and limestone receiving and storage bag house and rail load out. Another coal-fired ethanol plant that was constructed by the same contractor utilized by Lincolnway Energy recently failed its stack permit test, and is now subject to additional permitting and regulatory requirements as well as possible fines and sanctions. Lincolnway Energy does not anticipate that it will know the results of its stack tests until some time in February 2007, but Lincolnway Energy anticipates the possibility of experiencing difficulties with the stack tests given the problems faced by the other ethanol plant. If Lincolnway Energy is not able to pass its stack tests, Lincolnway Energy will need to obtain additional permits and may be subject to fines.
Water Permit Testing
Plant outfall water is sampled weekly for analysis, and monthly reports of the analysis results are sent to the Iowa Department of Natural Resources. Most of the weekly water analyses have been out of specification for iron content. Lincolnway Energy’s water source has over 5 parts per million of iron content, and Lincolnway Energy’s water pre-treatment system is not adequate to reliably lower the iron content to make the outfall meet Lincolnway Energy permit limits. On December 4, 2006, Lincolnway Energy received a Notice of Violation from the Iowa Department of Natural Resources addressing this issue of excess iron deposits. Lincolnway Energy has developed plans to add three larger, permanent conical backwash water storage tanks on the west side of the water pretreatment building. A filter press will be added to form a cake from the iron that settles in these tanks, and the solid cake will be disposed of at a sanitary disposal project. It is expected with greater backwash storage, a more complete backwash of the iron filters can be done, which will improve the iron removal performance of the greensand filters and eliminate the excess iron deposits. The Iowa Department of Natural Resources is aware of this plan and supports the process. The project should be completed by mid March 2007. The completion date is dependent on when the tanks arrive from California, and due to the inclement weather the tanks have been delayed being shipped. Lincolnway Energy anticipates the final cost of this project to be approximately $160,000.

Quarterly Financial Results
As of December 31, 2006, Lincolnway Energy had the following assets: cash and cash equivalents of $6,619,369, current assets of $23,468,577 and total assets of $100,991,081. As of December 31, 2006, Lincolnway Energy had total current liabilities of $8,459,343 and long-term debt of $28,442,414. Members’ equity was $64,089,324 as of December 31, 2006 and consisted of retained earnings of $24,289,219 and members’ contributions, net of the cost of raising capital, of $39,800,105.
Total current assets increased from September 30, 2006 by $9,103,959. The increase was mainly related to the increase in value of Lincolnway Energy’s derivative instruments and amounts due from broker. As corn prices fluctuate, the value of Lincolnway Energy’s derivative instruments are impacted. Lincolnway Energy also had increased inventory levels of raw materials and finished goods as of December 31, 2006, when compared to September 30, 2006.
Total current liabilities increased from September 30, 2006 by $643,061. The increase was related to the increased liability for Lincolnway Energy’s derivative instruments.
Total long-term debt, net of current maturities, decreased from September 30, 2006 by $1,106,292. The reduction is a result of a payment made on Lincolnway Energy’s construction term loan.
Revenues increased $28,068,165, when comparing the three months ended December 31, 2006 to the three months ended December 31, 2005. The increase, however, is the result of the fact that the ethanol plant did not start production until May 22, 2006, so there were no sales of ethanol during the three months ended December 31, 2005. For the three months ended December 31, 2006, ethanol sales comprised approximately 87% of Lincolnway Energy’s sales, with the remaining 13% resulting from sales of dried distillers grain.
Ethanol prices have weakened compared to the quarter ended September 30, 2006. Lincolnway Energy has received a net back price of a high of $2.47 in July 2006 to a low of $1.71 in October 2006. The average net back price for the quarter ended December 31, 2006 was $1.88. The ethanol prices began to trend lower in October due to a number of factors, including the lower price of petroleum gasoline and a drop in the summer driving demand. Lincolnway Energy believes this trend will continue through the next quarter or until the summer driving months begin. Lincolnway Energy believes the industry will need to continue to grow demand in order to sustain price levels above historical averages on a long-term basis.

Cost of goods sold increased by $12,005,233 when comparing the three months ended December 31, 2006 to the three months ended December 31, 2005. The increase, however, is again the result of the fact that the ethanol plant did not start production until May 22, 2006, so there was no cost of goods sold for the three months ended December 31, 2005. Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation. Our single largest cost is corn cost of $10,212,860 for the three months ended December 31, 2006, which consisted of 3,834,561 bushels of corn at a gross cost before hedging transactions of $2.66 per bushel. Cost of goods sold also includes a combined unrealized and realized net gain of $6,975,525 from derivative instruments, compared to $0 gain for the three months ended December 31, 2005. The net realized gain of $7,843,813 from the corn derivative instruments will economically offset a portion of the higher corn costs that Lincolnway Energy will incur in the next several months. However, since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. Corn prices have increased significantly from a low of $2.09 per bushel in July 2006 to a high of $4.04 in January 2007 for March 2007 delivery. The increase in corn production used for ethanol has set in motion an expectation of a substantial adjustment in the United States field crop production for 2007. As more corn moves to more ethanol plants, corn prices have risen signaling the market’s need for more corn acreage and production. Lincolnway Energy expects that the increased demand for corn resulting from additional ethanol plants will lead to greater competition for corn in Lincolnway Energy’s geographic area. Lincolnway Energy does not, however, currently anticipate difficulty in securing sufficient grain to operate the ethanol plant. The expected increase in the price of corn will, however, cause Lincolnway Energy’s cost of goods sold to increase and, as a result, Lincolnway Energy’s gross profit and net income may decline.
General and administrative expenses increased $232,878 when comparing the three months ended December 31, 2006 to the three months ended December 31, 2005. The increase is due to additional payroll costs, professional fees, board compensation, and insurance costs incurred upon commencement of production.
Other non operating expense increased $593,104 when comparing the three months ended December 31, 2006 to the three months ended December 31, 2005. The net effect of this increase is due to an increase of interest expense of $691,761 offset somewhat by an increase in interest income. Interest expense increased due to interest costs being capitalized as part of the plant construction costs, until the plant commenced operations. Interest income increased as a result of higher cash balances since the ethanol plant became operational.

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
Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2006 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold.
During the three months ended December 31, 2006, Lincolnway Energy had combined net realized and unrealized gains of $6,975,525. Unrealized losses of $(867,988) are included as a liability as derivative financial instruments on the balance sheet as of December 31, 2006 and are also included in cost of goods sold. Realized gains of $7,843,513 are included in cost of goods sold. There was no realized or unrealized gain or loss during the three months ended December 31, 2005. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy’s financial statements. As of December 31, 2006, Lincolnway Energy had outstanding commitments for 7,128,051 bushels of corn amounting to approximately $26,816,000 under cash contracts which will be delivered on various dates through September 2007.

Liquidity and Capital Resources
Lincolnway Energy substantially completed construction of its ethanol plant and began operations on May 22, 2006.
For the three months ended December 31, 2006, cash provided by operating activities was $10,501,303, compared to cash used in operating activities of $192,459 for the three months ended December 31, 2005. The increase is due to the commencement of operations and production of ethanol in May 2006, which resulted in increased revenues and net income.
Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $16,730,684 for the three months ended December 31, 2006, when compared to the three months ended December 31, 2005. The decrease is a result of decreased expenditures for plant construction costs.
Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $18,390,384 for the three months ended December 31, 2006, when compared to the three months ended December 31, 2005. The decrease is primarily due to a decrease in borrowings for the ethanol plant construction of $10,452,346, payment of member distributions of $6,428,850 and payment of long-term debt of $1,250,000.
Lincolnway Energy expects to have available cash to meet its currently anticipated liquidity needs.
Lincolnway Energy has a $39,000,000 construction and term loan with Co-Bank. The interest rate under the term loan is a variable rate and was based on prime plus .45% until December 1, 2006, at which time the base rate became 5/100 of 1% below the lender’s prime rate. The loan requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due in May 2014. The loan requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the loan are collateralized by substantially all of Lincolnway Energy’s assets. The loan also includes certain prepayment penalties, but as of January 31, 2007, Lincolnway Energy had been allowed to make prepayments of $13,750,000 without any penalty.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with Co-Bank. The interest rate under the credit facility and the revolving credit agreement is a variable rate, and was based on prime plus .45% until December 1, 2006, at which time the base rate became 5/100 of 1% below the lender’s prime rate. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and the revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy’s assets. The revolving credit agreement expires in April 2007, at which time the outstanding principal is due. The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of 1/2 of 1% per annum, payable monthly. The agreements also include certain prepayment penalties. There was no balance remaining as of December 31, 2006.
Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above. As of January 31, 2007, the balance remaining on Lincolnway Energy’s construction loan was $25,250,000, and there was no loan outstanding under Lincolnway Energy’s construction/revolving term credit agreement.
Lincolnway Energy also has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,100,000 note payable to Fagen, Inc., with an interest rate of 5%. Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007. Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy’s ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of January 31, 2007, Lincolnway Energy had made payments totaling $7,500 on the Iowa Department of Economic Development $300,000 loan agreement.
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
Lincolnway Energy has an agreement with the Heart of Iowa Cooperative (HOIC), a member of Lincolnway Energy, to provide 100% of Lincolnway Energy’s requirements for corn for use in the operation of the ethanol plant. The agreement became effective when Lincolnway Energy began accepting corn for use at the ethanol plant in May 2006 and may continue for a period of 20 years. Lincolnway Energy pays a handling fee of $.075 per bushel of corn purchased and delivered by HOIC. If Lincolnway Energy chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, Lincolnway Energy will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC. The agreement may be terminated by Lincolnway Energy or HOIC before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination.
Lincolnway Energy purchased corn totaling $10,967,636 from HOIC during the three months ended December 31, 2006. As of December 31, 2006, Lincolnway Energy had several corn contracts with HOIC, for a commitment of approximately $26,816,000. The contracts mature on various dates through September 2007. Lincolnway Energy also made $33,207 of miscellaneous purchases from HOIC (anhydrous ammonia, fuel, propane and locomotive costs) during the three months ended December 31, 2006. As of December 31, 2006, the amount due to HOIC is $524,929.
Lincolnway Energy has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a fixed price per ton subject to certain specified adjustments, including based on the quality of the coal and inflation type measures and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If Lincolnway Energy fails to purchase the minimum number of tons of coal for calendar year 2007, Lincolnway Energy is required to pay an amount per ton multiplied by the difference of the minimum requirement and the actual quantity purchased. The agreement expires as of January 1, 2008. For the three months ended December 31, 2006, Lincolnway Energy has purchased $1,104,620 of coal. The 2007 purchase commitments total $3,732,800.

On October 5, 2006, Lincolnway Energy entered into a six-month contract with a supplier of denaturant. The contract price of the denaturant is the national gasoline daily average price plus $.27/usg. The minimum purchase quantity totals 855,000 gallons. The term of the contract is from November 1, 2006 through April 30, 2007. On December 6, 2006, Lincolnway Energy entered into a three-month and six-month contract with the same supplier of denaturant. The contract price of the denaturant for the three-month contract is $1.73 per gallon. The minimum purchase quantity is 45,000 gallons per month. The term of the contract is from January 1, 2007 through March 31, 2007. The contract price for the six-month contract is $1.77 per gallon. The minimum purchase quantity is 90,000 gallons per month. The term of this contract is from April 1, 2007 through September 30, 2007. The total purchase commitments with the three contracts are $2,054,593. For the three months ended December 31, 2006, Lincolnway Energy purchased $809,773 of denaturant.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In addition to the various risks inherent in Lincolnway Energy’s operation, Lincolnway Energy is exposed to various market risks. The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.
Interest Rate Risk
Lincolnway Energy has various outstanding loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.
Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate as of
Lender	as of December 31, 2006	December 31, 2006
Co-Bank	$30,250,000	8.2%
Other	3,245,000	various fixed rates

	$33,495,000

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed. The interest rate under all of the CoBank loan agreements is 5/100 of 1% below Co-Bank’s prime rate, adjusted .50%, and was at 8.2% per annum as of December 31, 2006. The interest rate under all of the Co-Bank loan agreements was Co-Bank’s prime, plus .45%, until December 1, 2006, at which time the loan agreements were amended to lower the interest rate to 5/100 of 1% below Co-Bank’s prime rate.

A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $252,500 during the calendar year ending December 31, 2007.
Commodity Price Risk
Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy’s principal product, and the price and availability of corn and coal, the principal commodities used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy’s results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.
In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risk factors related to its production of ethanol and distillers grains and the price for ethanol and distillers grains. For example, ethanol and distillers grains prices are influenced by various factors beyond the control of Lincolnway Energy’s management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.
In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risk factors related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.
Lincolnway Energy’s average gross corn costs during the quarter ended December 31, 2006 was approximately $2.66 per bushel.
During the quarter ended December 31, 2006, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $2.80 per bushel to a high of $3.91 per bushel for March 2007 delivery. Prices ranged from a low of $1.96 per bushel in May 2002 to a high of $3.91 per bushel in December 2006 over the five year period from December 1, 2001 through December 1, 2006.

All of Lincolnway Energy’s ethanol is marketed by Renewable Products Marketing Group under a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee for ethanol delivered to the pool and Renewable Products Marketing Group pays Lincolnway Energy a net back price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool. Lincolnway Energy did not have any futures, options or other derivative instruments in place with respect to ethanol as of December 31, 2006.
Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn needs in an attempt to minimize or reduce Lincolnway Energy’s price risks related to corn. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.
As of December 31, 2006, Lincolnway Energy had cash and futures contract price protection in place for approximately 52% of Lincolnway Energy’s expected 18,083,336 million bushels of corn usage through June 2007.
Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy’s future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy’s costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy’s net gain on derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2006 was $6,975,525, as opposed to $515,300 for the year ended September 30, 2006.
The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers to purchase ethanol or suppliers to sell Lincolnway Energy raw materials on a fixed basis, Lincolnway Energy’s views as to future market trends, seasonable factors and the cost of futures contracts.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Lincolnway Energy’s management, under the supervision and with the participation of Lincolnway Energy’s president and chief executive officer and Lincolnway Energy’s chief financial officer, have evaluated the effectiveness of Lincolnway Energy’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report. Based on that evaluation, Lincolnway Energy’s president and chief executive officer and Lincolnway Energy’s chief financial officer have concluded that, as of the end of the period covered by this quarterly report, Lincolnway Energy’s disclosure controls and procedures have been effective to provide reasonable assurance that the information required to be disclosed in the reports Lincolnway Energy files or submits under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including Lincolnway Energy’s principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
No change in Lincolnway Energy’s internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy’s internal control over financial reporting.
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

Item 1A. Risk Factors.
There has been no material change from the risk factors as previously disclosed in Lincolnway Energy’s Form 10-K for the fiscal year ended September 30, 2006 and filed with the Securities and Exchange Commission on December 21, 2006. Corn prices have increased significantly as of the quarter ended December 31, 2006 while ethanol prices have declined from past highs. The various risk factors related to the possibility of, Lincolnway Energy’s inability to control, and the adverse effects to Lincolnway Energy arising from, increased corn and input costs and lower ethanol prices have therefore been particularly relevant as of December 2006.
An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Lincolnway Energy did not sell any membership units during the period of October 1, 2006 through December 31, 2006.
None of Lincolnway Energy’s membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2006 through December 31, 2006.
Item 3. Defaults Upon Senior Securities.
There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Lincolnway Energy exceeding 5% of the total assets of Lincolnway Energy.
No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of membership units of Lincolnway Energy which is registered or which ranks prior to any class of registered membership units of Lincolnway Energy.

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of October 1, 2006 through December 31, 2006.
A special meeting of the members of Lincolnway Energy was held on January 18, 2007. The two matters voted upon by the members at the special meeting were a proposal to approve and adopt articles of restatement for Lincolnway Energy and a proposal to approve and adopt an amended and restated operating agreement for Lincolnway Energy. Neither proposal received the required number of votes, so the proposals were not approved by the members.
The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, as to the approval and adoption of the articles of restatement was as follows:

	Against		Broker
For	or Withheld	Abstentions	Non-Votes
16,066	10,777	555	—
The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, as to the approval and adoption of the amended and restated operating agreement was as follows:

	Against		Broker
For	or Withheld	Abstentions	Non-Votes
14,600	12,243	555	—
Item 5. Other Information.
There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K. Lincolnway Energy filed reports on Form 8-K on November 16, 2006 and December 4, 2006.
There were no material changes during the period of October 1, 2006 through December 31, 2006 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy’s board of directors.

Item 6. Exhibits.
The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Organization		10		3.1	1/27/06

3.2	Operating Agreement		10		3.2	1/27/06

*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06

10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group		10		10.6	1/27/06

10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company		10		10.7	1/27/06

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy		10		10.8	1/27/06

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and William Bulk Transfer, Inc.		10		10.9	1/27/06

				Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06

10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

31.2	Rule 13a-14(a) Certifica-tion of Chief Financial Officer	E-2

32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

32.2	Section 1350 Certification of Chief Financial Officer	E-4
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC
February 14, 2007	By:	/s/ Richard Brehm
		Name:	Richard Brehm
		Title:	President and Chief Executive Officer

February 14, 2007	By:	/s/ Kim Supercynski
		Name:	Kim Supercynski
		Title:	Chief Financial Officer

EXHIBIT INDEX
Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2006