Form 10-Q
period 2007-03-31
Lincolnway Energy, LLC
filed 2007-05-15
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)

515-382-8899
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐     Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2007.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2007

INDEX

				Page
Part I.	Financial Information

	Item 1.	Unaudited Financial Statements
		a)	Balance Sheets	1-2
		b)	Statements of Operations	3-4
		c)	Statements of Cash Flows	5-6
		d)	Notes to Unaudited Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		13
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23
	Item 4.	Controls and Procedures		27

Part II.	Other Information

	Item 1.	Legal Proceedings		27
	Item 1A.	Risk Factors		28
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		28
	Item 3.	Defaults Upon Senior Securities		28
	Item 4.	Submission of Matters to a Vote of Security Holders		28-29
	Item 5.	Other Information		29
	Item 6.	Exhibits		30

Signatures				31

Exhibits Filed With This Report
	Rule 13a-14(a) Certification of President and Chief Executive Officer			E-1
	Rule 13a-14(a) Certification of Chief Financial Officer			E-2
	Section 1350 Certification of President and Chief Executive Officer			E-3
	Section 1350 Certification of Chief Financial Officer			E-4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,519,484	$4,731,873
Certificate of deposit	428,050	-
Derivative instruments, due from broker	4,573,017	701,448
Trade and other accounts receivable	2,868,370	4,472,238
Inventories	5,570,481	2,988,794
Prepaid expenses and other	96,344	157,053
Derivative financial instruments	-	1,313,212
Total current assets	25,055,746	14,364,618

PROPERTY AND EQUIPMENT
Land and land improvements	6,936,117	4,874,727
Buildings and improvements	1,539,521	1,385,202
Plant and process equipment	72,950,429	72,860,565
Construction in progress	299,650	1,190,762
Office furniture and equipment	335,775	544,620
	82,061,492	80,855,876
Accumulated depreciation	(6,663,367)	(2,685,179)
	75,398,125	78,170,697

OTHER ASSETS
Financing costs net of amortization of 2007 $58,995 and 2006 $37,543	412,967	434,419
Deposit	55,503	55,503
Investments	2,000	2,000
	470,470	491,922

	$100,924,341	$93,027,237

See Notes to Unaudited Financial Statements.

	March 31, 2007	September 30, 2006
(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,080,419	$1,578,598
Accounts payable, related party	649,938	163,039
Current maturities of long-term debt	1,322,865	5,063,837
Accrued expenses	736,265	1,010,808
Derivative financial instruments	4,454,712	-
Total current liabilities	8,244,199	7,816,282

LONG-TERM DEBT, less current maturities	27,281,416	29,548,706

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,859
units issued and outstanding	39,800,105	39,800,105
Retained earnings	25,598,621	15,862,144
	65,398,726	55,662,249

	$100,924,341	$93,027,237

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)

Revenues	$28,873,501	$-

Cost of goods sold	26,387,919	-

Gross profit	2,485,582	-

Preproduction operating	-	12,332
General and administrative expenses	842,508	301,476
	842,508	313,808

Operating income (loss)	1,643,074	(313,808)

Other income (expense):
Interest income	130,990	2,509
Interest expense	(464,662)	-
Other	-	2,157
	(333,672)	4,666

Net income (loss)	$1,309,402	$(309,142)

Weighted average units outstanding	42,859	42,049

Net income (loss) per unit - basic and diluted	$30.55	$(7.35)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)

Revenues	$56,941,666	$-

Cost of goods sold	38,393,152	-

Gross profit	18,548,514	-

Preproduction operating	-	138,452
General and administrative expenses	1,485,539	585,403
	1,485,539	723,855

Operating income (loss)	17,062,975	(723,855)

Other income (expense):
Grants	-	1,859
Interest income	232,762	29,669
Interest expense	(1,156,428)	-
Other	26,018	2,157
	(897,648)	33,685

Net income (loss)	$16,165,327	$(690,170)

Weighted average units outstanding	42,859	42,049

Net income (loss) per unit - basic and diluted	$377.17	$(16.41)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,165,327	$(690,170)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,999,641	33,111
Changes in working capital components:
Decrease in prepaid expenses and other	60,709	7,158
(Increase) in trade and other accounts receivable	1,603,868	-
(Increase) in derivative instruments, due from broker	(3,871,569)	(134,300)
(Increase) in inventories	(2,581,687)	-
Increase (decrease) in accounts payable	(196,637)	107,649
Increase (decrease) in accounts payable, related party	486,899	-
Increase (decrease) in derivative financial instruments	5,767,924	-
Increase (decrease) in accrued expenses	(157,762)	204,354
Net cash provided by (used in) operating activities	21,276,713	(472,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,507,159)	(32,030,231)
Purchase of certificate of deposit	(428,050)	-
Net cash (used in) investing activities	(1,935,209)	(32,030,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distribution	(6,428,850)	-
Payments for financing costs	-	(52,563)
Proceeds from long-term borrowings	153,707	25,095,460
Payments on long-term borrowings	(6,278,750)	-
Net cash provided by (used in) financing activities	(12,553,893)	25,042,897

Net increase (decrease) in cash and cash equivalents	6,787,611	(7,459,532)

CASH AND CASH EQUIVALENTS
Beginning	4,731,873	7,511,537
Ending	$11,519,484	$52,005

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, net of
amount capitalized	$1,353,025	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING
AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$40,248	$3,148,788
Reclassification of accrued interest to long-term debt	116,781	-

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

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2006 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three and six months ended March 31, 2007 and 2006 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Income and losses are allocated to all members based on their pro rata ownership interest. All unit transfers are effective the last day of the month. Units may be issued or transferred only to persons eligible to be members of the Company and only in compliance with the provisions of the operating agreement.

Note 3. Inventories

Inventories consist of the following as of:
	March 31	September 30
	2007	2006

Raw materials, including corn, coal, chemicals and supplies	$2,132,594	$1,356,456
Work in process	1,515,482	770,593
Ethanol and distillers grains	1,922,405	861,745
Total	$5,570,481	$2,988,794

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 4. Long-Term Debt

Long-term debt consists of the following:

	March 31	September 30
	2007	2006

Construction term loan. (A)	$25,250,000	$31,500,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,100,000

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	287,500	300,000

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	500,000	346,293

Capital lease obligation, due in monthly installments of $2,708,
secured by the leased equipment.	-	16,250
	28,604,281	34,612,543
Less current maturities	(1,322,865)	(5,063,837)
	$27,281,416	$29,548,706

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of March 31, 2007 the Company has been allowed to make prepayments of $13,750,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at the maturity on November 17, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(C)
The Company has a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with a financial institution. Borrowings under the credit facility and revolving credit agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance remaining as of March 31, 2007.

On March 7, 2006, the Company entered into an agreement with an unrelated third party to lease rail cars. The agreement required a $351,000 letter of credit as partial security for the Company’s obligation under the lease. This facility was funded through the $4,000,000 revolving credit agreement. The letter of credit is valid until May 1, 2007 and then will be extended as requested by the lessor. The letter of credit will expire on May 1, 2011. On April 11, 2007 the $4,000,000 revolving credit agreement was reduced to $351,000 for the benefit of the above mentioned letter of credit.

(D)
The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED). The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012. Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (C). The $100,000 loan is forgivable upon the completion of the ethanol production facility and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.

(E)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005. The proceeds were disbursed upon submission of paid invoices. Interest at 2.11% began accruing on January 1, 2007. Principal payments will be due semiannually through July 2016. The loan is secured by all rail track material constructed as part of the plan construction. The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 5. Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $16,133,002 and $27,100,638 for the three months and six months ended March 31, 2007, respectively. There were no corn purchases for the three months and six months ended March 31, 2006. As of March 31, 2007, the Company has several corn cash contracts with HOIC, for a commitment of approximately $14,782,000. The contracts mature on various dates through September 2007. The Company also has made some miscellaneous purchases from HOIC (anhydrous ammonia, fuel, propane and locomotive costs) amounting to $86,587 and $119,794 for the three months and six months ended March 31, 2007, respectively. For the three months and six months ended March 31, 2006, $0 and $20,924, respectively. As of March 31, 2007 the amount due to HOIC is $633,635.

The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the three months and six months ended March 31, 2007 is $103,769 and $215,017 respectively. There were no purchases made for the three months and six months ended March 31, 2006. As of March 31, 2007 the amount due to Prairie Land Cooperative is $16,303. No formal purchase agreement has been executed between the parties.

Note 6. Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term through June 2007. For the three months and six months ended March 31, 2007 the Company has expensed $122,120 and $242,886, respectively, under this agreement. There were no expenses reported for the three months and six months ended March 31, 2006. Revenues with this customer were $25,288,491 and $49,649,768 for the three months and six months ended March 31, 2007. There was no revenue reported for the three month and six months ended March 31, 2006. Trade accounts receivable of $2,452,531 was due from the customer as of March 31, 2007.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year through June 2007. The agreement can be terminated by either party with 90 days’ written notice. For the three months and six months ended March 31, 2007, the Company has expensed $60,029 and $117,966, respectively, under this agreement. There were no expenses reported for the three months and six months ended March 31, 2006. Revenues with this customer were $3,585,011 and $7,291,899 for three months and six months ended March 31, 2007, respectively. There was no revenue reported for the three months and six months ended March 31, 2006. Trade accounts receivable of $295,726 was due from the customer as of March 31, 2007.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for the calendar year 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The agreement expires as of January 1, 2008. The calendar year 2007 purchase commitments total $2,692,836. For the three months and six months ended March 31, 2007, the Company has purchased $1,015,214 and $2,119,834, respectively, of coal. There were no purchases reported for the three months and six months ended March 31, 2006.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The Company has entered into two variable contracts and one fixed contract with a supplier of denaturant. The variable contracts are for a minimum purchase of 1,305,000 gallons at the national gasoline daily average plus $.27/usg. The term of the contracts is from November 1, 2006 through September 30, 2007. The fixed contract is for a minimum purchase of 540,000 gallons at a fixed rate of $1.77 per gallon. The term of the contract is from April 1, 2007 through September 30, 2007. The total purchase commitments with the three contracts are $1,961,550. For the three months and six months ended March 31, 2007, the Company purchased $866,688 and $1,774,009, respectively, of denaturant. There were no purchases reported for the three months and six months ended March 31, 2006.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income through cost of goods sold. Cost of goods sold includes a combined unrealized and realized net gain (loss) of ($2,544,575) and $4,430,950 for the three months and six months ended March 31, 2007, respectively, from derivative instruments, compared to $30,000 combined unrealized gain for the three months and six months ended March 31, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements. As of March 31, 2007 the Company has outstanding commitments for 3,846,551 bushels of corn amounting to approximately $14,782,000 under cash contracts, in which the related commodity will be delivered through September 2007.

Note 8. Subsequent Event

On April 4, 2007, the Company repurchased 810 membership units from the Company’s directors at a purchase price of $1,000 per unit pursuant to manager and member vote that was held at a special member meeting on April 3, 2007.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward looking statements that express Lincolnway Energy's current beliefs, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion and acquisition opportunities and strategies; management's plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "future," "strategy," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements involve and are subject to various risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and in Item 1A of Part II of this quarterly report and the following:

•	Overcapacity within the ethanol industry;

•	Actual ethanol, distillers grains and corn oil production varying from expectations;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the price and market for ethanol and distillers grains;

•	Lincolnway Energy's ability to market, and Lincolnway Energy's reliance on third parties to market, Lincolnway Energy's ethanol and distillers grains;

•	Railroad and highway access for receipt of corn and coal and outgoing ethanol and distillers grains;

•
Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices, such as national, state or local energy policy; federal or state ethanol tax incentives; or environmental laws and regulations that apply to Lincolnway Energy's plant operations and their enforcement;

•	Changes in the weather or general economic conditions impacting the availability and price of corn and coal;

•	Total U.S. consumption of gasoline;

•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;

•	Fluctuations in oil and gasoline prices;

•	Changes in plant production capacity or technical difficulties in operating Lincolnway Energy's plant;

•	Changes in Lincolnway Energy's business strategy, capital improvements or development plans;

•	Results of Lincolnway Energy's hedging strategies;

•	Changes in interest rates or the availability of credit;

•	Lincolnway Energy's ability to generate free cash flow to invest in Lincolnway Energy's business and service Lincolnway Energy's debt;

•	Lincolnway Energy's liability resulting from any litigation;

•	Lincolnway Energy's ability to retain key employees and maintain labor relations;

•	Plant reliability

•	Changes and advances in ethanol production technology; and

•	Competition from other ethanol suppliers and from alternative fuels and alternative fuel additives.

Lincolnway Energy may have obtained industry, market and competitive position data used in this quarterly report from Lincolnway Energy's own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a relatively new and rapidly developing and expanding industry such as the ethanol industry.

Overview

Lincolnway Energy is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based fuel grade ethanol plant in Nevada, Iowa. Lincolnway Energy has been engaged in the production of ethanol and distillers grains since May 22, 2006, and the ethanol plant has been fully operational since June 22, 2006. Lincolnway Energy anticipates producing approximately 50 million gallons of denatured ethanol during the fiscal year ending September 30, 2007.

Lincolnway Energy's revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy's distillers grain is marketed by Commodity Specialists Company.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit which could serve as a source of operating funds.

Since Lincolnway Energy only became operational in May 2006, Lincolnway Energy does not have prior income, production, sales or other data for the three and six months ended March 31, 2006 which can be used for comparison purposes against the three and six months ended March 31, 2007. This quarterly report accordingly does not include a comparison of Lincolnway Energy's financial results between those reporting periods, but the fact that Lincolnway Energy did not start producing ethanol until May 2006 must be kept in mind when making any comparison or review of Lincolnway Energy's performance during the three and six months ended March 31, 2007 and the three and six months ended March 31, 2006.

Plan of Operations

Lincolnway Energy's primary focus over the next 12 months will be operating the ethanol plant as efficiently as possible and pursuing cost-effective purchasing of important inputs such as corn and coal. Lincolnway Energy is continuing to try out new yeasts and different enzymes and to look at the effect of highly fermentable corn on yields. Lincolnway Energy is also continuing to work with a third party on extracting crude corn oil from Lincolnway Energy's syrup on a trial basis. Other projects that have been completed, or are in progress, include the addition to the maintenance building to enclose outfall sampling, the installation of a new air compressor which allows proper cycling of the process air compressors, and additions/modifications to Lincolnway Energy's water treatment system to better remove iron from water coming into the ethanol plant. Lincolnway Energy also plans to continue to explore possibilities for the expansion of the ethanol plant, construction of other ethanol plants and exploration of marketing alternatives to increase profit margins.

Air Permit Testing

Lincolnway Energy's stack testing was performed in mid December. The tests are intended to verify that Lincolnway Energy is meeting the air permit parameters. The stack tests were performed on the coal fired bubbling fluid bed combustor, carbon dioxide scrubber, distillers grain transport and storage, hammer milling bag house, distillers grain load out bag house, grain unloading equipment, fly ash pneumatic conveying, storage and bag house, coal and limestone receiving and storage bag house and rail load out. The stack testing results were received on February 15, 2007 and were forwarded to the Iowa Department of Natural Resources (IDNR). The testing results showed that Lincolnway Energy exceeded permit limits in three categories. A meeting between the IDNR and Lincolnway Energy management was held in March and a compliance plan has been agreed upon by the two parties under which Lincolnway Energy will apply for a permit as a major source emitter. Lincolnway Energy plans to submit the permit application to the IDNR by September 28, 2007. As of May 11, 2007 there have not been any fines or penalties accessed by the IDNR.

Water Permit Testing

Plant outfall water is sampled weekly for analysis, and monthly reports of the analysis results are sent to the IDNR. Most of the weekly water analyses have been out of specification for iron content. Lincolnway Energy's water source has over 5 parts per million of iron content, and Lincolnway Energy's water pre-treatment system needs modification to reliably lower the iron content to make the outfall meet Lincolnway Energy's permit limits. Lincolnway Energy received a Notice of Violation on December 4, 2006 from the IDNR regarding the excess iron deposits. Lincolnway Energy has developed plans to add four larger, permanent backwash water storage tanks on the west side of the water pretreatment building. A filter press will be added to form a cake from the iron that settles in these tanks, and the solid cake will be disposed of at a sanitary disposal project. It is expected that the greater backwash storage will allow a more complete backwash of the iron filters, which will improve the iron removal performance of the greensand filters and eliminate the excess iron deposits. The IDNR is aware of this plan and supports the process. The project should be completed by the end of May 2007. Lincolnway Energy anticipates the total cost of this project to be approximately $142,000.

Analysis of Second Quarter and Six Months Year to Date for 2007

As of March 31, 2007, Lincolnway Energy had the following assets: cash and cash equivalents of $11,519,484, current assets of $25,055,746 and total assets of $100,924,341. As of March 31, 2007, Lincolnway Energy had total current liabilities of $8,244,199 and long-term debt of $27,281,416. Members' equity was $65,398,726 as of March 31, 2007 and consisted of retained earnings of $25,598,621 and members' contributions, net of the cost of raising capital, of $39,800,105.

Total current assets increased from September 30, 2006 by $10,691,128. The increase was related to the increase in Lincolnway Energy's derivative instruments, due from broker and cash balances. As corn prices fluctuate, the value of Lincolnway Energy’s derivative instruments is impacted. Lincolnway Energy also had increased inventory levels of raw materials and finished goods as of March 31, 2007, when compared to September 30, 2006.

Total current liabilities increased from September 30, 2006 by $427,917. The increase was related to the increased liability for Lincolnway Energy's derivative instruments offset by the reduction of current maturities of long-term debt.

Total long-term debt, net of current maturities, decreased from September 30, 2006 by $2,267,290. The reduction is a result of payments made on Lincolnway Energy's construction term loan and other subordinate debt.

Revenues increased by, respectively, $28,873,501 and $56,941,666 for the three months ended March 31, 2007 and the six months ended March 31, 2007 when compared to those same three and six month periods in 2006. The increase, however, is the result of the fact that the ethanol plant did not start production until May 22, 2006, so there were no sales of ethanol during the three months ended March 31, 2006 or the six months ended March 31, 2006. For the three and six months ended March 31, 2007, ethanol sales comprised approximately 87% of Lincolnway Energy's sales, with the remaining 13% resulting from sales of distillers grain. Revenues increased by $805,336 from the first quarter ended December 31, 2006 compared to the second quarter ended March 31, 2007. This is a result of an increase in ethanol volume sold and an increase in average ethanol prices.

Ethanol prices have stayed strong and relatively stable for the quarter ended March 31, 2007. The average gross price for the three months and six months ended March 31, 2007 was $2.08 and $2.05, respectively. Lincolnway Energy believes the industry will need to continue to grow demand in order to sustain price levels above historical averages on a long-term basis.

Cost of goods sold increased by, respectively, $26,387,919 and $38,393,152 for the three months and six months ended March 31, 2007, when compared to those same three and six month periods in 2006. The increase, however, is again the result of the fact that the ethanol plant did not start production until May 22, 2006, so there was no cost of goods sold during the three months ended March 31, 2006 or the six months ended March 31, 2006. Costs of goods sold increased by $14,382,686 from the first quarter ended December 31, 2006 compared to the second quarter ended March 31, 2007. This is primarily a result of higher corn costs and the related hedging activity that took place during that time period. Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation. Corn costs constituted Lincolnway Energy's single largest cost for the three months and the six months ended March 31, 2007. Corn costs for those periods were, respectively, $15,083,843 and $25,375,162, which consisted of 4,327,981 and 8,162,542 bushels of corn at an approximate average gross cost before hedging transactions of $3.49 and $3.11 per bushel, respectively. Cost of goods sold includes a combined unrealized and realized net gain (loss) of ($2,544,575) and $4,430,950 for the three months and six months ended March 31, 2007, respectively, from derivative instruments, compared to $30,000 combined unrealized gain for the three months and six months ended March 31, 2006. The net realized gain of $1,313,262 and $9,156,775 for the three months and six months ended March 31, 2007, respectively, from the corn derivative instruments will economically offset a portion of the higher corn costs that Lincolnway Energy will incur. However, since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. The dynamic uptrend affecting the corn market in the fourth calendar quarter of 2006 has begun to flatten out and stabilize into the spring of 2007. The much anticipated March 30, 2007 stocks and prospective plantings report was construed as heavily bearish because the United States Department of Agriculture announced that U.S. farmers intend on increasing corn acres by over 12 million to 90.454 million acres for the 2007-2008 crop year. This increase was more than 2.5 million acres above the average trade estimate. Following two days of post report liquidation, corn prices have since begun to stabilize in the $3.65-$3.80 range as the market focus turns largely to planting the crop, along with the growing season weather. The main driver of the corn bull market has been a large increase in consumptive demand by the ethanol producers. A near doubling of annual ethanol production capacity, from 5.86 billion gallons to 12 billion gallons, is possible if a majority of the current projected expansion projects and new construction projects are completed.

General and administrative expenses increased by $541,032 and $900,136 for the three and six months ended March 31, 2007, respectively, when compared to the three and six months ended March 31, 2006. The increase is due to additional payroll costs, professional fees, board compensation, business promotion and insurance costs incurred upon commencement of production.

Other nonoperating expense increased by $338,338 and $931,334 for the three months and six months ended March 31, 2007, respectively, when compared to the three and six months ended March 31, 2006. The net effect of this increase is due to an increase of interest expense of $464,662 and $1,156,428, respectively, offset somewhat by an increase in interest income. Interest expense increased due to interest costs being capitalized as part of the plant construction costs, until the plant commenced operations. Interest income increased as a result of higher cash balances since the ethanol plant became operational.

Critical Accounting Estimates and Accounting Policies

Lincolnway Energy's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which Lincolnway Energy operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of Lincolnway Energy's financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2007 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold. In April 2007, Lincolnway Energy started entering into derivative contracts to hedge their exposure to price risk as it relates to ethanol sales. Any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of revenue.

During the three months and six months ended March 31, 2007, Lincolnway Energy had combined net realized and unrealized gains (loss) of ($2,544,575) and $4,430,950, respectively. Unrealized losses of ($3,857,837) and ($4,725,825) and net realized gains for the three and six months ended March 31, 2007 of $1,313,262 and $9,156,775, respectively, are included in cost of goods sold. The net unrealized gain for the three months and six months ended March 31, 2006 was $30,000. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales" under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy's financial statements. As of March 31, 2007, Lincolnway Energy had outstanding commitments for 3,846,551 bushels of corn amounting to approximately $14,782,000 under cash contracts which will be delivered on various dates through September 2007.

Liquidity and Capital Resources

Lincolnway Energy substantially completed construction of its ethanol plant and began operations on May 22, 2006.

For the six months ended March 31, 2007, cash provided by operating activities was $21,276,713, compared to cash used in operating activities of $472,198 for the six months ended March 31, 2006. The increase is due to the commencement of operations and production of ethanol in May 2006, which resulted in increased revenues and net income.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $30,095,022 for the six months ended March 31, 2007, when compared to the six months ended March 31, 2006. The decrease is a result of decreased expenditures for plant construction costs.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $37,596,790 for the six months ended March 31, 2007, when compared to the six months ended March 31, 2006. The decrease is primarily due to a decrease in borrowings for the ethanol plant construction of $24,941,753, payment of member distributions of $6,428,850 and payment of long-term debt of $6,278,750.

Lincolnway Energy expects to have available cash to meet its currently anticipated liquidity needs.

Lincolnway Energy has a construction and term loan with Co-Bank. The interest rate under the term loan is a variable interest rate based on the prime rate less .05%. The loan requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due in May 2014. The loan requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets. The loan also includes certain prepayment penalties, but as of March 31, 2007, Lincolnway Energy had been allowed to make prepayments of $13,750,000 without any penalty.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility and a $4,000,000 revolving credit agreement with Co-Bank. The interest rate under the credit facility and the revolving credit agreement is a variable interest rate based on the prime rate less .05%. Borrowings are subject to borrowing base restrictions as defined in the agreements. The credit facility and the revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. The borrowings under the agreements are collateralized by substantially all of Lincolnway Energy's assets. The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly. The agreements also include certain prepayment penalties. There was no balance remaining as of March 31, 2007.

Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above. As of April 30, 2007, the balance remaining on Lincolnway Energy's construction loan was $25,250,000, and there was no loan outstanding under Lincolnway Energy's construction/revolving term credit agreement.

Lincolnway Energy also has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,100,000 note payable to Fagen, Inc., with an interest rate of 5%. The $1,100,000 note payable began quarterly interest payments on March 31, 2007, but Fagen, Inc. allowed Lincolnway Energy to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2017. The note payable for the quarter ended March 31, 2007 increased to $1,216,781. Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007. Payments begin on July 1, 2007. Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of April 30, 2007, Lincolnway Energy had made payments totaling $15,000 on the Iowa Department of Economic Development $300,000 loan agreement.

Lincolnway Energy entered into an agreement with an unrelated entity on March 3, 2006 to lease railcars. The 5 year term of the agreement will end in March 2011. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy's obligations under the agreement. The letter of credit facility was funded through the $4,000,000 revolving credit agreement, and is effective until May 1, 2007. The other party to the agreement may, however, require Lincolnway Energy to extend the letter of credit facility beyond that date. On April 11, 2007, the $4,000,000 revolving credit agreement was reduced to $351,000 for the benefit of the above mentioned letter of credit.

Off-balance Sheet Arrangements

Lincolnway Energy has the following contractual commitments that could have a current or future effect on Lincolnway Energy's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Lincolnway Energy has an agreement with the Heart of Iowa Cooperative (HOIC), a member of Lincolnway Energy, to provide 100% of Lincolnway Energy's requirements for corn for use in the operation of the ethanol plant. The agreement became effective when Lincolnway Energy began accepting corn for use at the ethanol plant in May 2006 and may continue for a period of 20 years. Lincolnway Energy pays a handling fee of $.075 per bushel of corn purchased and delivered by HOIC. If Lincolnway Energy chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, Lincolnway Energy will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC. The agreement may be terminated by Lincolnway Energy or HOIC before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination.

Lincolnway Energy purchased corn from HOIC totaling $16,133,002 and $27,100,638 for the three months and six months ended March 31, 2007, respectively. There were no corn purchases for the three months and six months ended March 31, 2006. As of March 31, 2007, Lincolnway Energy had several corn contracts with HOIC, for a commitment of approximately $14,782,000. The contracts mature on various dates through September 2007. Lincolnway Energy also made some miscellaneous purchases from HOIC (anhydrous ammonia, fuel, propane and locomotive costs) amounting to $86,587 and $119,794 for the three months and six months ended March 31, 2007, respectively, compared to $0 and $20,924 for the three months and six months ended March 31, 2006. As of March 31, 2007, the amount due to HOIC was $633,635.

Lincolnway Energy has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a fixed price per ton subject to certain specified adjustments, including; based on the quality of the coal and inflation type measures and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If Lincolnway Energy fails to purchase the minimum number of tons of coal for calendar year 2007, Lincolnway Energy is required to pay an amount per ton multiplied by the difference of the minimum requirement and the actual quantity purchased. The agreement expires as of January 1, 2008. Lincolnway Energy purchased $1,015,214 and $2,119,834, respectively, of coal during the three months and six months ended March 31, 2007. There were no corresponding expenses reported for the three months and six months ended March 31, 2006. The 2007 purchase commitments total $2,692,836.

As of April 30, 2007, Lincolnway Energy had two variable contracts and one fixed contract with a supplier of denaturant. The variable contracts require a minimum purchase of 1,305,000 gallons at the national gasoline daily average price plus $.27/usg. The term of the contracts is from November 1, 2006 through September 30, 2007. The fixed contract requires a minimum purchase of 540,000 gallons at a fixed rate of $1.77 per gallon. The term of the contract is from April 1, 2007 through September 30, 2007. The total purchase commitments under the three contracts are $1,961,550. Lincolnway Energy purchased $866,688 and $1,774,009, respectively, of denaturant during the three months and six months ended March 31, 2007. There were no corresponding expenses reported for the three months and six months ended March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the various risks inherent in Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks. The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate as of
Lender	as of March 31, 2007	March 31, 2007
Co-Bank	$25,250,000	8.2%
Other	3,354,281	various fixed rates
	$28,604,281

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed, and range from 0% to 5%. The interest rate under all of the CoBank loan agreements is a variable interest rate based on CoBank's prime rate less .05%.

A hypothetical increase of 1% in the interest rate under the CoBank loan agreements would result in additional interest expense of approximately $252,500 annually.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risk factors related to production of ethanol and distillers grains and the price for ethanol and distillers grains. For example, ethanol and distillers grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risk factors related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.

Lincolnway Energy's average gross corn costs during the three and six months ended March 31, 2007 was, respectively, approximately $3.49 and $3.11 per bushel.

During the quarter ended March 31, 2007, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $3.625 per bushel to a high of $4.49 per bushel for May 2007 delivery. As another comparison, delivery month futures ranged from a low of $1.86 per bushel in December 2005 to a high of $4.37 per bushel in February 2007.

All of Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group under a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee for ethanol delivered to the pool and Renewable Products Marketing Group pays Lincolnway Energy a net back price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool. On April 10, 2007, Lincolnway Energy entered into an over the counter ethanol swap to lock in $1.91 per gallon for 58,000 gallons per month for October, November and December, 2007. The 174,000 gallons subject to the over the counter ethanol swap to lock represents approximately .35% of name plate production. Lincolnway Energy anticipates entering into similar transactions in the near future.

Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn needs in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

As of April 30, 2007, Lincolnway Energy had cash, futures and options contract price protection in place for approximately 63% of Lincolnway Energy's approximate 18,000,000 million bushels of corn usage through November 2007.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's net gain on derivative financial instruments that was included in its cost of goods sold for the six months ended March 31, 2007 was $4,430,950, as opposed to $515,300 for the year ended September 30, 2006.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers to purchase ethanol or suppliers to sell Lincolnway Energy raw materials on a fixed basis, Lincolnway Energy's views as to future market trends, seasonable factors and the cost of futures contracts.

Another important raw material for the production of Lincolnway Energy's ethanol is coal, and coal costs represented approximately 4% and 5%, respectively, of Lincolnway Energy's total cost of goods sold for the three and six months ended March 31, 2007. Lincolnway Energy is currently operating with a fixed price contract for coal, subject to certain adjustments, including adjustments based on the quality of the coal, increases in transportation costs and inflation type measures. The contract runs through December 31, 2007. Lincolnway Energy's costs for coal may vary more substantially upon the expiration of that contract.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's chief financial  officer,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's chief financial  officer have  concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No change in Lincolnway Energy's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. As of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy's property that has not been previously reported by Lincolnway Energy.

Item 1A.	Risk Factors.

There has been no material change from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2006 and filed with the Securities and Exchange Commission on December 21, 2006. Corn prices have increased significantly as of late, while ethanol prices have declined from past highs. The various risk factors related to increased corn and input costs and lower ethanol prices have therefore been more relevant as of late.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2007 through March 31, 2007.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of January 1, 2007 through March 31, 2007.

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Lincolnway Energy exceeding 5% of the total assets of Lincolnway Energy.

No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of preferred membership units of Lincolnway Energy which is registered or which ranks prior to any class of registered membership units of Lincolnway Energy.

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

	Against		Broker
For	or Withheld	Abstentions	Non-Votes

16,066	10,777	555	--

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, as to the approval and adoption of the amended and restated operating agreement was as follows:

	Against		Broker
For	or Withheld	Abstentions	Non-Votes

14,600	12,243	555	--

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2007 through March 31, 2007 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2007 through March 31, 2007 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Organization		10		3.1	1/27/06

3.2	Operating Agreement		10		3.2	1/27/06

*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06

10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.3	1/27/06

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group		10		10.6	1/27/06

10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company		10		10.7	1/27/06

10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy		10		10.8	1/27/06

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and William Bulk Transfer, Inc.		10		10.9	1/27/06

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06

10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

31.2	Rule 13a-14(a) Certifica-tion of Chief Financial Officer	E-2

32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

32.2	Section 1350 Certification of Chief Financial Officer	E-4

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

May 15, 2007	By:	/s/ Richard Brehm
Name: Richard Brehm Title: President and Chief Executive Officer

May 15, 2007	By:	/s/ Kim Supercynski
Name: Kim Supercynski Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2007