Form 10-Q
period 2007-06-30
Lincolnway Energy, LLC
filed 2007-08-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 000-51764
____________________

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)
_____________________

Iowa	20-1118105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)

515-382-8899
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐         Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2007.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2007

INDEX

		Page
Part I. Financial Information

Item 1.	Unaudited Financial Statements
	a) Balance Sheets	1-2
	b) Statements of Operations	3-4
	Statements of Cash Flows	5-6
	Notes to Unaudited Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	27

Part II. Other Information

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	33
Item 6.	Exhibits	33

Signatures

Exhibits Filed With This Report
Articles of Restatement		E-1
Amended and Restated Operating Agreement and Unit Assignment Policy		E-3
Rule 13a-14(a) Certification of President and Chief Executive Officer		E-43
Rule 13a-14(a) Certification of Chief Financial Officer		E-44
Section 1350 Certification of President and Chief Executive Officer		E-45
Section 1350 Certification of Chief Financial Officer		E-46

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,953,533	$4,731,873
Certificates of deposit	779,050	-
Derivative instruments, due from broker	2,449,736	701,448
Trade and other accounts receivable	2,260,286	4,472,238
Inventories	4,951,449	2,988,794
Prepaid expenses and other	99,056	157,053
Derivative financial instruments	16,240	1,313,212
Total current assets	14,509,350	14,364,618

PROPERTY AND EQUIPMENT
Land and land improvements	6,947,826	4,874,727
Buildings and improvements	1,465,615	1,385,202
Plant and process equipment	73,040,358	72,860,565
Construction in progress	280,037	1,190,762
Office furniture and equipment	331,991	544,620
	82,065,827	80,855,876
Accumulated depreciation	(8,650,830)	(2,685,179)
	73,414,997	78,170,697

OTHER ASSETS
Financing costs net of amortization of 2007 $69,722 and 2006 $37,543	402,240	434,419
Deposit	504,753	55,503
Investments	2,000	2,000
	908,993	491,922

	$88,833,340	$93,027,237

See Notes to Unaudited Financial Statements.

	June 30, 2007	September 30, 2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,073,890	$1,578,598
Accounts payable, related party	684,780	163,039
Current maturities of long-term debt	50,302	5,063,837
Accrued expenses	829,425	1,010,808
Derivative financial instruments	1,856,988	-
Total current liabilities	4,495,385	7,816,282

LONG-TERM DEBT, less current maturities	26,023,916	29,548,706

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049 and 42,859, respectively units issued and outstanding	38,990,105	39,800,105
Retained earnings	19,323,934	15,862,144
	58,314,039	55,662,249

	$88,833,340	$93,027,237

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
	(Unaudited)

Revenues	$32,674,730	$10,910,199

Cost of goods sold	29,355,876	6,733,084

Gross profit	3,318,854	4,177,115

General and administrative expenses	798,041	829,824

Operating income	2,520,813	3,347,291

Other income (expense):
Grants	-	150,000
Interest income	138,331	9,165
Interest expense	(557,600)	(310,957)
Other	33,570	-
	(385,699)	(151,792)

Net income	$2,135,114	$3,195,499

Weighted average units outstanding	42,076	42,209

Net income per unit - basic and diluted	$50.74	$75.71

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(Unaudited)

Revenues	$89,616,396	$10,910,199

Cost of goods sold	67,749,027	6,873,645

Gross profit	21,867,369	4,036,554

General and administrative expenses	2,283,580	1,412,902

Operating income	19,583,789	2,623,652

Other income (expense):
Grants	-	151,859
Interest income	371,092	38,942
Interest expense	(1,714,028)	(311,281)
Other	59,587	2,157
	(1,283,349)	(118,323)

Net income	$18,300,440	$2,505,329

Weighted average units outstanding	42,598	42,102

Net income per unit - basic and diluted	$429.61	$59.51

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,300,440	$2,505,329
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	6,009,201	804,669
Unrealized loss on risk management activities	2,307,210	425,913
Loss of disposal of property and equipment	107,390
Compensation expense issuance of membership units	-	303,750
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	57,997	(38,390)
(Increase) decrease in trade and other accounts receivable	2,211,952	(5,749,823)
(Increase) in derivative instruments, due from broker	(1,748,288)	(1,653,412)
Decrease in derivative financial instruments	846,750	-
(Increase) in inventories	(1,962,655)	(3,125,809)
(Increase) in deposits	(449,250)	(55,503)
Increase (decrease) in accounts payable	(162,918)	1,318,234
Increase in accounts payable, related party	521,741	-
Increase (decrease) in accrued expenses	(64,602)	1,390,066
Net cash provided by (used in) operating activities	25,974,968	(3,874,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,670,503)	(48,134,783)
Purchase of certificates of deposit	(779,050)	-
Net cash (used in) investing activities	(2,449,553)	(48,134,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	-	810,000
Repurchase of membership units	(810,000)	-
Member distributions	(14,838,649)	-
Payments for financing costs	-	(59,157)
Proceeds from long-term borrowings	153,707	46,042,275
Payments on long-term borrowings	(8,808,813)	(8,125)
Net cash provided by (used in) financing activities	(24,303,755)	46,784,993

Net (decrease) in cash and cash equivalents	(778,340)	(5,224,766)

CASH AND CASH EQUIVALENTS
Beginning	4,731,873	7,511,537
Ending	$3,953,533	$2,286,771

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Nine Months Ended June 30, 2007	Nine Months Ended June 30, 2006
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, net of amount capitalized	$1,887,451	$490,691

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING
AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	$319,495
Capital lease obligation incurred for equipment	-	32,501
Compensation expense from issuance of membership units	-	303,750
Accrued interest converted to long-term debt	116,781	-

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2006 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three and nine months ended June 30, 2007 and 2006 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2006 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

The Company was formed on May 19, 2004. It was initially capitalized by the issuance of 1,924 membership units totaling $962,000 to the founding members of the Company. The Company has one class of membership units. A majority of the Board of Directors owns a membership interest in the Company. The Company is authorized to issue up to 45,608 membership units.

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

Note 3.	Inventories

Inventories consist of the following as of:

	June 30 2007	September 30 2006

Raw materials, including corn, coal, chemicals and supplies	$2,389,005	$1,356,456
Work in process	1,840,420	770,593
Ethanol and distillers grains	722,024	861,745
Total	$4,951,449	$2,988,794

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following:

	June 30 2007	September 30 2006

Construction term loan. (A)	$22,750,000	$31,500,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,100,000

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	280,000	300,000

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	477,437	346,293

Capital lease obligation, due in monthly installments of $2,708, secured by the leased equipment.	-	16,250
	26,074,218	34,612,543
Less current maturities	(50,302)	(5,063,837)
	$26,023,916	$29,548,706

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of June 30, 2007 the Company has been allowed to make prepayments of $16,250,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at the maturity on November 17, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution. Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance remaining as of June 30, 2007.

On July 3, 2007 the $351,000 revolving credit agreement was cancelled. This agreement was for the benefit of a letter of credit that was required by an unrelated third party to lease rail cars. An amendment was made to the lease agreement on June 19, 2007, that allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $17,190,822 and $44,291,460 for the three months and nine months ended June 30, 2007, respectively. There were $4,624,222 of corn purchases for the three months and nine months ended June 30, 2006. As of June 30, 2007, the Company has several corn cash contracts with HOIC, for a commitment of approximately $9,880,000. The contracts mature on various dates through September 2007. The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, propane and locomotive costs) amounting to $149,539 and $269,333 for the three months and nine months ended June 30, 2007, respectively. For the three months and nine months ended June 30, 2006, $97,647 and $118,571, respectively. As of June 30, 2007 the amount due to HOIC is $625,892.

The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the three months and nine months ended June 30, 2007 is $101,777 and $316,794 respectively. There were $28,864 of purchases made for the three months and nine months ended June 30, 2006. As of June 30, 2007 the amount due to Prairie Land Cooperative is $58,888. No formal purchase agreement has been executed between the parties.

Note 6.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement has an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement. For the three months and nine months ended June 30, 2007 the Company has expensed $131,865 and $374,751, respectively, under this agreement. There were $45,820 of expenses reported for the three months and nine months ended June 30, 2006. Revenues with this customer were $28,307,050 and $77,956,818 for the three months and nine months ended June 30, 2007. There were $10,054,864 of revenue reported for the three month and nine months ended June 30, 2006. Trade accounts receivable of $1,742,116 was due from the customer as of June 30, 2007.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers dried grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year through June 2007. On June 1, 2007 the Company provided written notice of its election to terminate the agreement. The agreement requires not less than 90 days written notice and will therefore terminate effective September 1, 2007. The Company is in the process of negotiating an agreement with a new marketer. For the three months and nine months ended June 30, 2007, the Company has expensed $68,632 and $186,598, respectively, under this agreement. There were $11,842 expenses reported for the three months and nine months ended June 30, 2006. Revenues with this customer were $4,351,438 and $11,643,337 for  Lincolnway Energy, LLC three months and nine months ended June 30, 2007, respectively. There were $855,335 of revenue reported for the three months and nine months ended June 30, 2006. Trade accounts receivable of $258,574 was due from the customer as of June 30, 2007.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for the calendar year 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The agreement expires as of January 1, 2008. The purchase commitments at June 30, 2007 total $1,572,012. For the three months and nine months ended June 30, 2007, the Company has purchased $1,041,568 and $3,161,402, respectively, of coal. There were $605,984 of purchases reported for the three months and nine months ended June 30, 2006.

The Company has entered into one variable contract and one fixed contract with a supplier of denaturant. The variable contract is for a minimum purchase of 450,000 gallons at the national gasoline daily average plus $.27/usg. The term of the contracts is from May 1, 2007 through September 30, 2007. The fixed contract is for a minimum purchase of 540,000 gallons at a fixed rate of $1.77 per gallon. The term of the contract is from April 1, 2007 through September 30, 2007. The total purchase commitments at June 30, 2007 with the two contracts are $1,074,600. For the three months and nine months ended June 30, 2007, the Company purchased $904,604 and $2,678,613, respectively, of denaturant. There were $743,756 purchases reported for the three months and nine months ended June 30, 2006.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income through cost of goods sold. Cost of goods sold includes a combined unrealized and realized net gain (loss) of ($1,599,029) and $2,831,921 for the three months and nine months ended June 30, 2007, respectively, from derivative instruments, compared to ($501,881) and ($471,881) combined unrealized and realized net (loss) for the three months and nine months ended June 30, 2006, respectively. Unrealized gain (loss) of $2,402,375 and ($2,323,450) and net realized gain (loss) for the three and nine months ended June 30, 2007 of $(4,001,404) and $5,155,371, respectively, are included in cost of goods sold.  The combined unrealized and realized net (loss) for the three months and nine months ended June 30, 2006 was $(501,881) and $(471,881), respectively.  Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements. As of June 30, 2007 the Company has outstanding commitments for 2,730,255 bushels of corn amounting to approximately $9,880,000 under cash contracts, in which the related commodity will be delivered through September 2007.

In April 2007, the Company started entering into derivative contracts to hedge their exposure to price risk as it relates to ethanol sales. Any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of revenue. For the three and nine months ended June 30, 2007 revenues included an unrealized gain of $16,240.

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

•	Changes in the weather or general economic conditions impacting the availability and price of corn and coal;
•	Total U.S. consumption of gasoline;
•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;
•	Fluctuations in oil and gasoline prices;
•	Changes in plant production capacity or technical difficulties in operating Lincolnway Energy's plant;
•	Changes in Lincolnway Energy's business strategy, capital improvements or development plans;
•	Results of Lincolnway Energy's hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Lincolnway Energy's ability to generate free cash flow to invest in Lincolnway Energy's business and service Lincolnway Energy's debt;
•	Additional ethanol plants being built in close proximity to Lincolnway Energy's ethanol plant in central Iowa;
•	Lincolnway Energy's liability resulting from any litigation;
•	Lincolnway Energy's ability to retain key employees and maintain labor relations;
•	Plant reliability;
•	Changes and advances in ethanol production technology; and
•	Competition from other ethanol suppliers and from alternative fuels and alternative fuel additives.

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

Lincolnway Energy's revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group (RPMG). Lincolnway Energy's distillers grain is marketed by Commodity Specialists Company (CSC). The RPMG agreement is effective until terminated by 45 days written notice. The agreement has an initial 12-month term through June 2007. Lincolnway Energy is currently negotiating a new agreement and is still operating under the terms of the existing agreement. The CSC agreement is for one year through June 2007. On June 1, 2007, Lincolnway Energy provided written notice and will therefore terminate effective September 1, 2007. The agreement requires not less than 90 days written notice of its election to terminate the agreement. Lincolnway Energy is in the process of negotiating an agreement with a new marketer.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit which could serve as a source of operating funds.

Since Lincolnway Energy only became operational in May 2006, Lincolnway Energy only has prior income, production, sales or other data for 38 days of the three and nine month periods ended June 30, 2006 which can be used for comparison purposes against the three and nine months ended June 30, 2007. This quarterly report accordingly does not include a comparison of Lincolnway Energy's financial results between those reporting periods, but the fact that Lincolnway Energy did not start producing ethanol until May 2006 must be kept in mind when making any comparison or review of Lincolnway Energy's performance during the three and nine months ended June 30, 2007 and the three and nine months ended June 30, 2006.

Plan of Operations

        Lincolnway Energy is currently working to evaluate numerous process improvements that have shown promise in small scale trials in hopes of improving our production efficiency. We continue to focus efforts on new technology from current industry suppliers, but are also starting to evaluate new ideas from new companies. We believe that our success will be based on our ability to be a low cost producer of high quality fuel ethanol. We will also work to capture as much value from our co-products as possible.

Lincolnway Energy has recently completed installation of a steam condensate separator that has helped reduce the amount of steam we need to produce. The steam separator has allowed us to make higher quality steam, which means we use less, and therefore reduces the amount of coal we need to use. We have also completed installation of the supplement air compressor. By adding this compressor we have enabled the air system to work as designed instead of operating at capacity all of the time.

        Air Permit Testing

Lincolnway Energy conducted a second stack emissions test in late June of 2007. We are currently awaiting the results of this test. This series of tests included a new test method developed by the United States Environmental Protection Agency for the purpose of more accurately testing emissions that are in the wet form when in the stack. Many operations that dry products as part of their process and use coal as an energy source have experienced difficulties in obtaining reproducible emissions test results. We are hopeful that this new method will give better results than our previous test. While awaiting test results we continue to work on our application to obtain a major source emitter permit. The compliance plan submitted to and approved by the Iowa Department of Natural Resources, in March 2007, calls for Lincolnway Energy to submit an application to be a major source emitter by September 28, 2007. At this time we are on schedule to submit our application by that date.

                Water Permit Testing

Lincolnway Energy commissioned an addition to the iron removal system during the first week of July 2007. Early test results show that the system will allow us  Lincolnway Energy, LLC to remove sufficient iron to meet the requirements of our national pollutant discharge elimination (NPDES) permit. We are still working to adjust and fine tune the system and will continue to work to discharge the lowest level of iron we can. Test results from samples taken during the first two weeks of July show that we are now discharging water within our permit requirements. We will be filing our monthly report with the Iowa Department of Natural Resources later this month.

Analysis of Third Quarter and Nine Months Year to Date for 2007

As of June 30, 2007, Lincolnway Energy had the following assets: cash and cash equivalents of $3,953,533, current assets of $14,509,350 and total assets of $88,833,340. As of June 30, 2007, Lincolnway Energy had total current liabilities of $4,495,385 and long-term debt of $26,023,916. Members' equity was $58,314,039 as of June 30, 2007 and consisted of retained earnings of $19,323,934 and members' contributions, net of the cost of raising capital, of $38,990,105.

Total current assets increased from September 30, 2006 by $144,732. The increase was related to the increase in Lincolnway Energy's raw materials and finished goods inventory and derivative instruments offset by a decrease in trade and other accounts receivable and cash balances. As corn prices fluctuate, the values of Lincolnway Energy’s derivative instruments are impacted.

Total current liabilities decreased from September 30, 2006 by $3,320,897. The decrease was primarily related to the decrease in the current portion of long-term debt due to early loan payments of $1,250,000 and $3,750,000 made in October 2006 and January 2007, respectively. The decrease was offset with an increase of derivative financial instruments liability.

Total long-term debt, net of current maturities, decreased from September 30, 2006 by $3,524,790. The reduction is a result of payments made on Lincolnway Energy's construction term loan and other subordinate debt.

Revenues increased by, respectively, $21,764,531 and $78,706,197, for the three months ended June 30, 2007 and the nine months ended June 30, 2007 when compared to those same three and nine month periods in 2006. The increase, however, is the result of the fact that the ethanol plant did not start production until May 22, 2006, so there were minimal sales of ethanol and distillers grain during the three months ended June 30, 2006 and the nine months ended June 30, 2006. For the three and nine months ended June 30, 2007, ethanol sales comprised approximately 87% of Lincolnway Energy's sales, with the remaining 13% resulting from sales of distillers grain. Revenues increased by $3,801,229 from the second quarter ended March 31, 2007 compared to the third quarter ended June 30, 2007. This is a result of an increase of approximately 975,000 gallons of ethanol sold and an approximate 3% increase in ethanol price per gallon for the quarter ended June 30, 2007. Distiller grain sales and prices were also higher during the third quarter ended June 30, 2007, when compared to the second quarter ended March 31, 2007.

Revenues include an unrealized gain of $16,240 for the three and nine months ended June 30, 2007 related to our ethanol derivative instruments. Lincolnway Energy did not hold any ethanol derivative instruments in the three and nine months ended June 30, 2006. As ethanol prices fluctuate, the value of our ethanol-related derivative instruments are impacted, which affects our financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on our revenues due to the timing of the changes in value of derivative instruments relative to our sales. These instruments are the primary tools of our risk management program for ethanol revenues.

Ethanol prices increased during the quarter ended June 30, 2007. The average gross price for the three months and nine months ended June 30, 2007 was $2.15 and $2.08, respectively.

Lincolnway Energy depends on its ethanol marketer, Renewable Products Marketing Group (RPMG), to find buyers for its ethanol at commercially reasonable prices. The industry is anticipating increased ethanol production to come on-line in the 3rd and 4th calendar quarter of 2007. While global tensions and strong worldwide economic growth keep the energy prices high, the ethanol market is going through some growing pains associated with slowly developing infrastructure and blending capacity. Unless the new supply is equally met with increased demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will also decline, particularly if corn costs rise again.

Cost of goods sold increased by, respectively, $22,622,792 and $60,875,382, for the three months and nine months ended June 30, 2007, when compared to those same three and nine month periods in 2006. The increase, however, is again the result of the fact that the ethanol plant did not start production until May 22, 2006, so there was minimal cost of goods sold during the three months ended June 30, 2006 and the nine months ended June 30, 2006. Costs of goods sold increased by $2,967,957 from the second quarter ended March 31, 2007 compared to the third quarter ended June 30, 2007. This is primarily a result of the increased production of approximately 826,000 gallons of ethanol.  This increased corn cost due to additional bushels processed and other production costs.  There was also a 6% increase in ethanol freight cost and an additional cost for the quarter ending June 30, 2007 for the physical inventory valuation adjustment compared to the quarter ended March 31, 2007.   Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation. Corn costs constituted Lincolnway Energy's single largest cost for the three months and the nine months ended June 30, 2007. Corn costs for those periods were, respectively, $17,751,265 and $42,975,528, which consisted of 4,651,544 and 12,814,086 bushels of corn at an approximate average gross cost before hedging transactions of $3.82 and $3.35 per bushel, respectively. Cost of goods sold includes a combined unrealized and realized net gain (loss) of ($1,599,029) and $2,831,921 for the three months and nine months ended June 30, 2007, respectively, from derivative instruments, compared to ($501,881) and ($471,881) combined unrealized and realized net (loss) for the three months and nine months ended June 30, 2006, respectively. Lincolnway Energy's derivative contracts are marked to market each quarter. The benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.

The corn market spent much of the 2nd calendar quarter in a sideways trading range, with July futures unable to move much beyond 20 cents either side of $3.75. This changed in the middle of June when dry weather threatened the crop and enticed strong speculative buying, driving futures up to a high of $4.26. When rain materialized and the U.S. farmer began heavily selling their old crop, the speculative traders were forced to liquidate and the market quickly dropped over $1.00 per bushel, to an end of the month low of $3.23. On June 29, 2007, the United States Department of Agriculture released revised estimates of 2007 corn acres. They increased their March estimate of 90.454 million acres by nearly 2.5 million acres to 92.88 million acres. With an increased yield forecast along with the acreage increase, the carry out for the 2007-08 crop year is in a comfortable position, compared to prior quarter forecasts.

General and administrative expenses (decreased) increased by ($31,783) and $870,678 for the three and nine months ended June 30, 2007, respectively, when compared to the three and nine months ended June 30, 2006. The increase for the nine month comparison is due to additional payroll costs, professional fees, board compensation, business promotion and insurance costs incurred upon commencement of production.

Other nonoperating expense increased by $233,907 and $1,165,026 for the three months and nine months ended June 30, 2007, respectively, when compared to the three and nine months ended June 30, 2006. The net effect of this increase is due to an increase of interest expense of $246,643 and $1,402,747, respectively, offset somewhat by an increase in interest income. Interest expense increased for the three and nine months ended June 30, 2007 due to the majority of interest costs for the three and nine months ended June 30, 2006 were being capitalized as part of the plant construction costs and were not included in the statement of operations, until the plant commenced operations.  Interest income increased as a result of higher cash balances since the ethanol plant became operational.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2007 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold. In April 2007, Lincolnway Energy started entering into derivative contracts to hedge their exposure to price risk as it relates to ethanol sales. Any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of revenue.

During the three months and nine months ended June 30, 2007, Lincolnway Energy had combined net realized and unrealized gain (loss) of ($1,599,029) and $2,831,921, respectively. Unrealized gain (loss) of $2,402,375 and ($2,323,450) and net realized gain (loss) for the three and nine months ended June 30, 2007 of $(4,001,404) and $5,155,371, respectively, are included in cost of goods sold. The combined unrealized and realized net (loss) for the three months and nine months ended June 30, 2006 was $(501,881) and $(471,881), respectively. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales" under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy's financial statements. As of June 30, 2007, Lincolnway Energy had outstanding commitments for 2,730,255 bushels of corn amounting to approximately $9,880,000 under cash contracts which will be delivered on various dates through September 2007.

Liquidity and Capital Resources

Lincolnway Energy substantially completed construction of its ethanol plant and began operations on May 22, 2006.

For the nine months ended June 30, 2007, cash provided by operating activities was $25,974,968, compared to cash (used in) operating activities of $(3,874,976) for the nine months ended June 30, 2006. The increase is due to the commencement of operations and production of ethanol in May 2006, which resulted in increased revenues and net income.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $45,685,230 for the nine months ended June 30, 2007, when compared to the nine months ended June 30, 2006. The decrease is a result of decreased expenditures for plant construction costs.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $71,088,748 for the nine months ended June 30, 2007, when compared to the nine months ended June 30, 2006. The decrease is primarily due to a decrease in borrowings for the ethanol plant construction of $45,888,568, payment of member distributions of $14,838,649 and payment of long-term debt of $8,808,813.

Lincolnway Energy expects to have available cash to meet its currently anticipated liquidity needs.

Lincolnway Energy has a construction and term loan with Co-Bank. The interest rate under the term loan is a variable interest rate based on the prime rate less .05%. The loan requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due in May 2014. The loan requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets. The loan also includes certain prepayment penalties, but as of June 30, 2007, Lincolnway Energy had been allowed to make prepayments of $16,250,000 without any penalty.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility. The interest rate under the credit facility agreement is a variable interest rate based on the prime rate less .05%. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets. The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly. The agreement also includes certain prepayment penalties. There was no balance remaining as of June 30, 2007.

Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above. As of July 31, 2007, the balance remaining on Lincolnway Energy's construction loan was $22,750,000, and there was no loan outstanding under Lincolnway Energy's construction/revolving term credit agreement.

Lincolnway Energy also has subordinated debt financing of approximately $3,250,000, which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5%. Principal is due in full at maturity on November 17, 2017. Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007. Payments began on July 1, 2007. Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of July 31, 2007, Lincolnway Energy had made payments totaling $22,500 on the Iowa Department of Economic Development $300,000 loan agreement and $22,563 on the Iowa Department of Transportation agreement.

Lincolnway Energy entered into an agreement with an unrelated entity on March 3, 2006 to lease railcars. The 5 year term of the agreement will end in March 2011. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy's obligations under the agreement. The letter of credit facility was funded through the $4,000,000 revolving credit agreement, and is effective until May 1, 2007. The other party to the agreement may, however, require Lincolnway Energy to extend the letter of credit facility beyond that date. On April 11, 2007, the $4,000,000 revolving credit agreement was reduced to $351,000, the amount of the above mentioned letter of credit. On July 3, 2007 the $351,000 revolving credit agreement was cancelled because an amendment was made to the lease agreement on June 19, 2007, that allowed Lincolnway Energy to purchase a certificate of deposit for $351,000 in lieu of the letter of credit. The deposit will mature on June 20, 2008 and will be automatically renewed. Interest will be paid to Lincolnway Energy on a quarterly basis.

Distribution to Members and Unit Buyback

The board of Lincolnway Energy declared a distribution to members on May 23, 2007. The distribution was in the amount of $200 per unit, and was payable to members of record on May 23, 2007. The distribution was paid on June 5, 2007. Lincolnway Energy had 42,049 outstanding units on May 23, 2007.

Lincolnway Energy repurchased 810 membership units from Lincolnway Energy’s directors on April 4, 2007, at a purchase price of $1000 per unit, for an aggregate of $810,000.

Off-balance Sheet Arrangements

Lincolnway Energy has the following contractual commitments that could have a current or future effect on Lincolnway Energy's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Lincolnway Energy has an agreement with the Heart of Iowa Cooperative (HOIC), a member of Lincolnway Energy, to provide 100% of Lincolnway Energy's requirements for corn for use in the operation of the ethanol plant. The agreement became effective when Lincolnway Energy began accepting corn for use at the ethanol plant in May 2006 and may continue for a period of 20 years. Lincolnway Energy paid a handling fee of $.075 per bushel of corn purchased and delivered by HOIC through July 23, 2007, at which time the handling fee was reduced to $.0675 per bushel. If Lincolnway Energy chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, Lincolnway Energy will be required to pay HOIC $.03 per bushel of corn. The agreement also provides for the use of certain grain handling assets owned by HOIC, although Lincolnway Energy purchased its own locomotive in July 2007 and is therefore no longer utilizing HOIC's locomotive. The agreement may be terminated by Lincolnway Energy or HOIC before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination.

Lincolnway Energy purchased corn from HOIC totaling $17,190,822 and $44,291,460 for the three months and nine months ended June 30, 2007, respectively. There were $4,624,222 of corn purchases for the three months and nine months ended June 30, 2006. As of June 30, 2007, Lincolnway Energy had several corn contracts with HOIC, for a commitment of approximately $9,880,000. The contracts mature on various dates through September 2007. Lincolnway Energy also made some miscellaneous purchases from HOIC (storage fees, fuel, propane and locomotive costs) amounting to $149,539 and $269,333 for the three months and nine months ended June 30, 2007, respectively, compared to $97,647 and $118,571 for the three months and nine months ended June 30, 2006. As of June 30, 2007, the amount due to HOIC was $625,892.

Lincolnway Energy has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a fixed price per ton subject to certain specified adjustments, including based on the quality of the coal and inflation type measures and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If Lincolnway Energy fails to purchase the minimum number of tons of coal for calendar year 2007, Lincolnway Energy is required to pay an amount per ton multiplied by the difference of the minimum requirement and the actual quantity purchased. The agreement expires as of January 1, 2008. Lincolnway Energy purchased $1,041,568 and $3,161,402, respectively, of coal during the three months and nine months ended June 30, 2007. There were $605,984 purchases reported for the three months and nine months ended June 30, 2006. The purchase commitments at June 30, 2007 total $1,572,012.

As of July 31, 2007, Lincolnway Energy had one variable contract and one fixed contract with a supplier of denaturant. The variable contract requires a minimum purchase of 450,000 gallons at the national gasoline daily average price plus $.27/usg. The term of the contracts is from May 1, 2007 through September 30, 2007. The fixed contract requires a minimum purchase of 540,000 gallons at a fixed rate of $1.77 per gallon. The term of the contract is from April 1, 2007 through September 30, 2007. The total purchase commitments at June 30, 2007 with the two contracts are $1,074,600. Lincolnway Energy purchased $904,604 and $2,678,613, respectively, of denaturant during the three months and nine months ended June 30, 2007. There were $743,756 purchases reported for the three months and nine months ended June 30, 2006.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

Lender	Principal Balance as of June 30, 2007	Interest Rate as of June 30, 2007
Co-Bank	$22,750,000	8.2%
Other	3,324,218	various fixed rates
	$26,074,218

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed, and range from 0% to 5%. The interest rate under all of the CoBank loan agreements is a variable interest rate based on CoBank's prime rate less .05%.

A hypothetical increase of 1% in the interest rate under the CoBank loan agreements would result in additional interest expense of approximately $227,500 annually.

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

Lincolnway Energy's average gross corn costs during the three and nine months ended June 30, 2007 was, respectively, approximately $3.82 and $3.35 per bushel.

During the quarter ended June 30, 2007, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $3.23 per bushel to a high of $4.26 per bushel for July 2007 delivery. As another comparison, delivery month futures ranged from a low of $1.86 per bushel in December 2005 to a high of $4.37 per bushel in February 2007.

All of Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group under a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee for ethanol delivered to the pool and Renewable Products Marketing Group pays Lincolnway Energy a net back price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool. As of July 31, 2007, Lincolnway Energy has entered into over the counter ethanol swaps to lock in a weighted average price of $1.84 per gallon for 300,000 gallons per month for October, November and December 2007 and 242,000 gallons per month for January, February and March 2008. The 1,626,000 gallons subject to the over the counter ethanol swap represents approximately 3.25% of name plate production. Lincolnway Energy anticipates entering into additional swaps in the near future.

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

As of July 31, 2007, Lincolnway Energy had cash, futures and options contract price protection in place for approximately 15% of Lincolnway Energy's approximate 18,000,000 million bushels of corn usage, which would cover Lincolnway Energy corn needs through September 2007.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn and ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold and revenues in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2007 was $2,831,921, as opposed to $515,300 for the year ended September 30, 2006.

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

Another important raw material for the production of Lincolnway Energy's ethanol is coal, and coal costs represented approximately 4% and 5%, respectively, of Lincolnway Energy's total cost of goods sold for the three and nine months ended June 30, 2007. Lincolnway Energy is currently operating with a fixed price contract for coal, subject to certain adjustments, including adjustments based on the quality of the coal, increases in transportation costs and inflation type measures. The contract runs through December 31, 2007. Lincolnway Energy's costs for coal may vary more substantially upon the expiration of that contract.

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

As of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. As of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy's property that has not been previously reported by Lincolnway Energy. Lincolnway Energy is in the process of applying for a permit to be a major source emitter as described in Item 2 of Part I of this quarterly report.

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

Lincolnway Energy did not sell any membership units during the period of April 1, 2007 through June 30, 2007.

The following table provides information regarding Lincolnway Energy's purchases of its membership units from members during the period of April 1, 2007 through June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Units Purchased[1]	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs[2]
Month #1 (April 1, 2007-April 30, 2007)	810	$1,000	-0-	-0-
Month #2 (May 1, 2007 – May 31, 2007)	-0-	N/A	-0-	-0-
Month #3, (June 1, 2007-June 30, 2007)	-0-	N/A	-0-	-0-
Total	810	$1,000	-0-	-0-

[1]
All of the units were offered to Lincolnway Energy by the then directors of Lincolnway Energy and were purchased by Lincolnway Energy from those directors pursuant to the approval of the members of Lincolnway Energy at a special meeting of the members held on April 3, 2007.

[2]	Lincolnway Energy does not have any publicly announced plans or programs with respect to repurchases of its units.

Item 3.	Defaults Upon Senior Securities.

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

Annual Meeting

The annual meeting of the members of Lincolnway Energy was held on April 3, 2007. The only matters voted upon by the members at the annual meeting were the election of three directors for Lincolnway Energy and the ratification of the appointment Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2007.

Lincolnway Energy has nine directors, divided into three classes based upon the length of their term. Each director is elected to a three-year term and until his or her successor is elected, and the terms of the directors are staggered so that the term of three of the directors expire each year.

The three directors whose term was to expire at the annual meeting were David Eggers, David Hassebrock and Jim Hill.

There were eight nominees for the three director positions. A nominee needed to receive the vote of the members holding at least a majority of the units represented at the annual meeting in order to be elected as a director. The only nominee who received the necessary vote was Jim Hill, and he was elected to serve as a director until the annual meeting of the members which will be held in 2010 and until his successor is elected and qualified.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the eight nominees for election as a director at the annual meeting was as follows:

Name	For	Against or Withheld	Abstentions	Broker Non-Votes

Franklin Codel	8,279	-	-	-
David Eggers	14,605	-	-	-
Lad Grove	5,294	-	-	-
David Hassebrock	12,478	-	-	-
Jim Hill	17,156	-	-	-
Richard Johnson	15,663	-	-	-
Kurt Olson	16,429	-	-	-
Perry Ritland	7,975	-	-	-

The directors whose term of office continued after the annual meeting of the members were William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, Brian Conrad, Rick Vaughan, David Eggers and David Hassebrock. David Eggers and David Hassebrock continued as directors because, as indicated above, no nominee received the necessary vote of the members to fill the director positions held by them.

The only other proposal voted upon by the members at the annual meeting was the ratification of McGladrey & Pullen, LLP as Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2007. The proposal was approved by the necessary vote of the members, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

25,073	3038	1176	-

April 3, 2007 Special Meeting

A special meeting of the members of Lincolnway Energy was also held on April 3, 2007. The meeting was held for the purpose of voting on whether Lincolnway Energy should repurchase 810 units from the directors of Lincolnway Energy for an aggregate purchase price of $810,000. The proposal was approved by the necessary vote of the members, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding the proposal was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

26,598	3,781	550	-

May 2, 2007 Ballot Vote on Election of Directors

As indicated above, three director positions needed to be filled at the April 3, 2007 annual meeting of the members, but only one nominee received the necessary vote to be elected as a director at the annual meeting. The two director positions that were not filled were held by David Eggers and David Hassebrock. A vote on the election of the two director positions which were not filled at the annual meeting was taken by ballot pursuant to a proxy statement that was first mailed to the members on or about April 17, 2007. Ballots were accepted by Lincolnway Energy until 3:00 p.m. on May 2, 2007.

           There were six nominees for the two director positions. A nominee needed to receive the vote of the members holding at least a majority of the units represented by the returned ballots in order to be elected as a director. No nominee received the necessary vote, so neither of the two director positions were filled pursuant to the voting by ballots which was concluded on May 2, 2007. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the six nominees for election as a director was as follows:

Name	For	Against or Withheld	Abstentions	Broker Non-Votes

Franklin Codel	5,777	-	-	-
David Eggers	12,240	-	-	-
David Hassebrock	11,660	-	-	-
Lad Grove	980	-	-	-
Richard Johnson	15,696	-	-	-
Kurt Olson	14,843	-	-	-

The other directors whose term of office as a director continued after the vote were William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, Brian Conrad, Rick Vaughan, Jim Hill, David Eggers and David Hassebrock. David Eggers and David Hassebrock continued as directors because, as indicated above, no nominee received the necessary vote to fill the director positions held by them.

June 20, 2007 Special Meeting

A special meeting of the members of Lincolnway Energy was held on June 20, 2007, but ballots for the two proposals that were presented to the members were accepted by Lincolnway Energy until 3:00 p.m. on June 29, 2007. The two proposals voted upon by the members at the special meeting were a proposal to approve and adopt articles of restatement for Lincolnway Energy and a proposal to approve and adopt an amended and restated operating agreement for Lincolnway Energy. Both of the proposals were approved by the necessary vote of the members.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, as to the approval and adoption of the articles of restatement was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

24,533	435	334	-

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, as to the approval and adoption of the amended and restated operating agreement was as follows:

For	Against or Withheld	Abstentions	Broker Non-Votes

24,408	460	434	-

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2007 through June 30, 2007 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2007 through June 30, 2007 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

				Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Restatement	E-1			3.1
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy	E-3			3.2

*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.	10	10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America	10	10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10	10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10	10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation	10	10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group	10	10.6	1/27/06
10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Commodity Specialist Company	10	10.7	1/27/06
10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy	10	10.8	1/27/06
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and William Bulk Transfer, Inc.	10	10.9	1/27/06
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development	10	10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-43
31.2	Rule 13a-14(a) Certifica-tion of Chief Financial Officer	E-44
32.1	Section 1350 Certification of President and Chief Executive Officer	E-45
32.2	Section 1350 Certification of Chief Financial Officer	E-46

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 13, 2007	By:	/s/ Richard Brehm
	Name:	Richard Brehm
	Title:	President and Chief Executive Officer

August 13, 2007	By:	/s/ Kim Supercynski
	Name:	Kim Supercynski
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2007