Form 10-K
period 2007-09-30
Lincolnway Energy, LLC
filed 2007-12-21
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 382-8899

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.                                 Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section
15(d) of the Act.                               Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K .                                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

       Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).                  Yes ☐ No ☒

The aggregate market value of the units held by non-affiliates of the registrant was $61,196,122 as of March 31, 2007. The units are not listed on an exchange or otherwise publicly traded. The value of the units for this purpose has been based upon the $1,526 book value per-unit as of March 31, 2007. In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2007 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2007

INDEX

Part I.

Item 1.	Business.	1
Item 1A.	Risk Factors.	11
Item 1B.	Unresolved Staff Comments.	35
Item 2.	Properties.	35
Item 3.	Legal Proceedings.	36
Item 4.	Submission of Matters to a Vote of Security Holders.	37

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	38
Item 6.	Selected Financial Data.	43
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	57
Item 8.	Financial Statements and Supplementary Data.	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	61
Item 9A.	Controls and Procedures.	61
Item 9B.	Other Information.	62

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.	63
Item 11.	Executive Compensation.	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	69
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	71
Item 14.	Principal Accountant Fees and Services.	71

Part IV.

Item 15.	Exhibits and Financial Statement Schedules.	72

SIGNATURES

Amendment Number One to Coal Supply Agreement
Distillers' Grains Marketing Agreement
Certification of President and CEO
Certification of Chief Financial Officer
Section 1350 Certification of President and CEO
Section 1350 Certification of Chief Financial Officer

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA

Various discussions and statements in this annual report are or contain forward looking statements that express Lincolnway Energy's current beliefs, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated future trends in business, revenues or net income; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion and acquisition opportunities and strategies; management's plans and intentions for the future; competitive position; and other forecasts, projections and statements of expectation. Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "anticipates," "expects," "contemplates," "forecasts," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements. Forward looking statements involve and are subject to various risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong reliance must not be placed on any forward looking statements.

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

Lincolnway Energy may have obtained industry, market and competitive position data used in this annual report from Lincolnway Energy's own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a relatively new and rapidly developing industry such as the ethanol industry.

PART I

Item 1.	Business.

General Overview

Lincolnway Energy, LLC is an Iowa limited liability company that was organized on May 19, 2004. Lincolnway Energy operates a dry mill, coal fired ethanol plant located in Story County, Iowa, near Nevada, Iowa. Lincolnway Energy began processing corn into fuel grade ethanol and distiller's grains at the ethanol plant on May 22, 2006, and the first full month of production at full capacity was July of 2006.

Lincolnway Energy selected the Nevada, Iowa site based upon management's analysis of several factors, including that the site was in an area with adequate corn production and water supply, and had access to both road and rail transportation. The site is near Iowa State US Highway 30 and Interstate 35 and is served by the Union Pacific Railroad.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 144,000 tons of distiller's grains per year.

Lincolnway Energy currently does not capture or market the carbon dioxide which is produced as part of the ethanol production process.

Financial Information

Financial statements for Lincolnway Energy are included in Item 8 of this annual report. The financial statements include information regarding Lincolnway Energy's revenues, profits or losses and total assets. Item 6 of this annual report includes summary selected financial data.

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2007 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country.

Principal Products and Their Markets

Lincolnway Energy's principal products are fuel grade ethanol and distiller's grains.

Ethanol

Lincolnway Energy produces ethanol from corn. The ethanol produced by Lincolnway Energy is fuel grade ethanol, which can be used as a blend component/fuel additive in gasoline. Ethanol increases the octane rating of gasoline and reduces vehicle emissions, primarily carbon monoxide. The use of ethanol is currently heavily supported by various governmental incentives and programs. The loss of one or more of those incentives or programs could be highly detrimental to the ethanol industry.

Lincolnway Energy's ethanol production is sold to Renewable Products Marketing Group. Lincolnway Energy's ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee of $.01 per gallon of ethanol, and Renewable Products Marketing Group pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. The averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant. Lincolnway Energy's agreement with Renewable Products Marketing Group had an initial term through June 2007, but Lincolnway Energy and Renewable Products Marketing Group are continuing to operate under the existing agreement while they attempt to negotiate a new agreement. Lincolnway Energy currently believes it will be able to negotiate a satisfactory agreement with Renewable Products Marketing Group. Lincolnway Energy is dependent upon its agreement with Renewable Products Marketing Group for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

The primary purchasers of ethanol are refiners, blenders or wholesale marketers of gasoline. Lincolnway Energy anticipates that its ethanol production will be sold primarily in coastal markets given the availability of rail service at Lincolnway Energy's ethanol plant, but Renewable Products Marketing Group controls the marketing of all of Lincolnway Energy's ethanol output.

Lincolnway Energy anticipates that its primary means of shipping and distributing ethanol will be by rail, but Lincolnway Energy is also able to ship and distribute ethanol by truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month. The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2007, however, by approximately .67%, with 50,336,892 gallons of ethanol produced during that period, and with an average monthly production of 4,194,741 gallons.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at an increased rate during the fiscal year ending September 30, 2008, and that Lincolnway Energy will process approximately 18,700,000 bushels of corn into approximately 54,100,000 gallons of ethanol during the fiscal year ending September 30, 2008. The increased ethanol production is due to an anticipated reduction in plant shutdowns for the fiscal year ending September 30, 2008.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2006 and September 30, 2007 accounted for approximately 87% of Lincolnway Energy's total revenues during those two periods. Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2008 will also account for approximately 87% of Lincolnway Energy's total revenues for that fiscal year.

Distiller's Grains

Lincolnway Energy's other primary product is distiller's grains, which is a byproduct of the ethanol production process. Distiller's grains are, in general, the solids which are left after the processing and fermentation of corn into ethanol. Distiller's grains are a high protein feed supplement that are marketed primarily in the dairy and beef industries. Distiller's grains can also be used in poultry, swine and other livestock feed.

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distiller's grains and dried distiller's grains. Wet distiller's grain contains approximately 70% moisture, and has a shelf life of only approximately three days. Wet distiller's grains can therefore only be sold to users located within relatively close proximity to the ethanol plant. Dried distiller's grain is wet distiller's grain that has been dried to 10% to 12% moisture. Dried distiller's grain has an almost indefinite shelf life and may be sold and shipped to any market.

Lincolnway Energy's output of distiller's grains was sold to Commodity Specialists Company until October 1, 2007. Lincolnway Energy paid Commodity Specialists Company a fee of 2% of the FOB plant price of the dried distiller's grains and 4% of the FOB plant price for wet distiller's grains that were sold by Commodity Specialists Company.

Lincolnway Energy's output of distiller's grains is now sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement that became effective on October 1, 2007. Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grains or a per-ton fee of $1.30 for the dried distiller's grains. The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains or a per-ton fee of $1.00 for the wet distiller's grains. The Distiller's Grains Marketing Agreement can be terminated by either Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice. Lincolnway Energy must pay a termination fee if it terminates the Distiller's Grains Marketing Agreement during the first 12 months under the Distiller's Grains Marketing Agreement. The termination fee is an amount equal to the marketing fees paid to Hawkeye Gold, LLC during the three full calendar months which preceded the effective termination date. Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

The primary purchasers of distiller's grains are individuals or companies involved in dairy, beef or other livestock production. Lincolnway Energy anticipates that approximately 7% of its distiller's grains will be locally marketed to nearby livestock producers, but Hawkeye Gold, LLC controls the marketing of all of Lincolnway Energy's distiller's grains.

Lincolnway Energy anticipates that its means of shipping and distributing distiller's grain will be by rail or by truck. Local livestock producers are also able to pick up distiller's grains directly from the ethanol plant.

Lincolnway Energy produced 157,000 tons of distiller's grains during the fiscal year ended September 30, 2007, or approximately 13,000 of distiller's grains per month. The composition of the distiller's grains was approximately 11% wet distiller's grains and 89% dried distiller's grains.

Lincolnway Energy anticipates processing approximately 18,700,000 bushels of corn into approximately 54,100,000 gallons of ethanol and approximately 150,000 tons of distiller's grains during the fiscal year ending September 30, 2008.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2006 and September 30, 2007 accounted for approximately 13% of Lincolnway Energy’s total revenues during those periods. Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2008 will also account for approximately 13% of Lincolnway Energy's total revenues for that fiscal year.

Although distiller's grains is a primary product of Lincolnway Energy, Lincolnway Energy does not believe that distiller's grains should be viewed as a significant or material source of revenue for Lincolnway Energy over the long term because of the increasing potential for the overproduction and supply of distiller's grains.

Carbon Dioxide

Lincolnway Energy currently does not attempt to capture or market the carbon dioxide which is produced as part of the ethanol production process, and Lincolnway Energy currently has no plans to do so. Lincolnway Energy estimates that it will produce approximately 150,000 tons of carbon dioxide per year, assuming full production.

Sources and Availability of Raw Materials

Corn and coal are the primary raw materials that are utilized by Lincolnway Energy in the production of ethanol. Corn is used to produce the ethanol, and coal is Lincolnway Energy's primary energy source for its ethanol plant.

Corn

Lincolnway Energy estimates that it will utilize approximately 18,700,000 bushels of corn per year at its ethanol plant, or approximately 1,600,000 bushels per month, assuming production at a capacity of 54,100,000 gallons of ethanol per year.

Lincolnway Energy's ethanol plant is located in Story County, Iowa, near Nevada, Iowa. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant. There is not, however, any assurance that Lincolnway Energy will be able to purchase sufficient corn supplies from Story County or regarding the supply or availability of corn given the numerous factors which affect the supply and price for corn.

Lincolnway Energy has an agreement with Heart of Iowa Cooperative pursuant to which Lincolnway Energy can obtain up to 50% of its corn needs from Heart of Iowa Cooperative's facility located adjacent to Lincolnway Energy's ethanol plant, with the remaining 50% to be obtained from other Heart of Iowa Cooperative facilities or other licensed grain dealers. The 50% limitation for Heart of Iowa Cooperative's Nevada, Iowa location was imposed by the Iowa Department of Natural Resources, as part of the air permitting process. Heart of Iowa Cooperative is a licensed grain dealer and has locations throughout Story County, Iowa. Heart of Iowa Cooperative is also a member of Lincolnway Energy.

Lincolnway Energy's agreement with Heart of Iowa Cooperative will terminate by its terms on May 22, 2026. The agreement may also be terminated, however, at any time upon six months notice and the payment of a termination fee by the terminating party. The termination fee starts at $2,000,000, and is reduced by $50,000 for each completed year of the agreement. The term of the agreement commenced on May 22, 2006.

Lincolnway Energy purchased approximately 17,800,000 bushels of corn from Heart of Iowa Cooperative during the fiscal year ended September 30, 2007.

Corn is delivered to Lincolnway Energy's ethanol plant by rail and by truck. Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Coal and Lime

Lincolnway Energy's ethanol plant is a coal fired plant. Lincolnway Energy estimates that its ethanol plant will utilize approximately 270 tons of coal and 5 tons of lime per day, assuming production at a capacity of 54,100,000 gallons of ethanol per year.

Lincolnway Energy utilized approximately 92,000 tons of coal and 2,000 tons of lime during the fiscal year ended September 30, 2007.

Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer. The agreement allows Lincolnway Energy to purchase up to 220,000 tons of coal per year at a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement. The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors. For example, the transportation price is subject to quarterly adjustment, upward or downward (but never below the initial transportation price stated in the agreement), by 100% of the quarterly percentage change in the All Inclusive Index--Less Fuel, and to a monthly adjustment, upward but not downward, through the addition of a fuel surcharge determined by the amount by which the average Retail On-Highway Diesel Fuel Price of the U.S. exceeds a specified amount per gallon. The transportation price will also be increased on the scheduled adjustment dates set out in the agreement. The coal price adjustments are based upon, in general, any increased costs as a result of any changes in laws, changes in inflation as determined by designated indices, and the quality of the coal. Lincolnway Energy is required to pay a penalty of $16.00 per ton if Lincolnway Energy fails to purchase a minimum of 80,000 tons of coal in any calendar year. The $16.00 per ton penalty amount is subject to adjustment as provided in the agreement. Lincolnway Energy's agreement with Williams Bulk Transfer will expire by its terms on January 1, 2013.

Lincolnway Energy is totally dependent upon its agreement with Williams Bulk Transfer for the supply of all of Lincolnway Energy's coal needs. Lincolnway Energy's loss of its contract with Williams Bulk Transfer, or Lincolnway Energy's inability to negotiate a new contract with Williams Bulk Transfer or another supplier on favorable terms before the expiration or termination of the agreement, would have material adverse effects on Lincolnway Energy.

All of the coal utilized by Lincolnway Energy is delivered by truck. Lincolnway Energy has coal storage for approximately 8 days of continuous ethanol production.

Other Raw Materials

Lincolnway Energy's ethanol plant also requires a significant amount of electricity and significant supplies of water.

Lincolnway Energy's electricity needs are currently met by Alliant Energy. Lincolnway Energy pays the general service rates for its electricity.

Lincolnway Energy has water intake of approximately 600,000 gallons per day. Lincolnway Energy discharges 275,000 gallons of water per day that has been treated by their reverse osmosis system. Their actual water consumption is approximately 325,000 gallons per day or approximately 2 gallons of water per gallon of ethanol produced. Lincolnway Energy's water needs are currently met by the City of Nevada.

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant, because rail is used for the shipment and distribution of ethanol and distiller's grains. Lincolnway Energy utilizes rail track owned by Lincolnway Energy, as well as tracks owned by the Union Pacific and Heart of Iowa Cooperative. Lincolnway Energy has agreements with the Union Pacific and Heart of Iowa Cooperative regarding the use of their tracks.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants. Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.

Lincolnway Energy will also continue to consider and evaluate any other opportunities that may arise with respect to its ethanol plant or the ethanol industry, including with respect to possible ethanol marketing arrangements or ventures or any use or marketing of corn germ or corn oil.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets are highly competitive, and although new construction and expansion of ethanol plants appears to have slowed during 2007 due to unfavorable market conditions, ethanol production continues to grow. According to the Renewable Fuels Association, ethanol production in the U.S. has increased by more than 300% since 2000, and the U.S. ethanol industry produced a record of nearly 4.9 billion gallons of ethanol from 110 plants located in 19 states in 2006, which exceeded the 2005 U.S. ethanol production by 1 billion gallons, or more than 25%. World production reached an all time high of nearly 13.5 billion gallons in 2006, according to the Renewable Fuels Association, with the U.S. having become the world's largest producer of fuel ethanol in 2006, surpassing Brazil. Other countries are also rapidly expanding their domestic ethanol industries, including Canada, China and India.

The Renewable Fuels Association estimates that as of December 3, 2007, there were 134 ethanol plants in production, capable of producing nearly 7.2 billion gallons of ethanol, and that there were 66 new plants and 10 expansions proposed or under construction, which will add additional production capacity of nearly 6.2 billion gallons, for a total yearly production of nearly 13.4 billion gallons of ethanol. The mandate set in the 2005 energy bill is for the use of 7.5 billion gallons of annual biofuel production by 2012.

The ethanol industry is therefore still a rapidly expanding industry, both domestically and internationally, and domestic production will soon outstrip the current mandates required by the 2005 energy bill. Although it is anticipated that a new energy bill will be passed which will increase the mandated renewable fuels usage amounts, there is still no assurance that a bill will be passed or what any new mandated use levels would be if a bill was passed.

The competitors in the U.S. include not only regional farmer-owned entities, but also the major oil companies and other large companies such as Archer Daniels Midland, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc., Hawkeye Renewables, Poet and Abengoa Bioenergy Corp.

The competition in the ethanol industry has increased during 2007, with declining ethanol prices, excess supplies of ethanol and rising corn costs.

The ethanol industry will also continue to face increasing competition from international suppliers of ethanol. International suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Although there is currently a $.54 per gallon tariff on foreign produced ethanol, ethanol imports equivalent to up to 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of ethanol may significantly increase their imports into the U.S. Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon. Some of the larger competitors in the ethanol industry may construct or establish ethanol plants in Central America or the Caribbean.

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

The continuing increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy's results of operations and financial position.

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any which will make it difficult for Lincolnway Energy to compete with the competitor. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. Lincolnway Energy anticipates that there will be acquisitions and consolidations in the ethanol industry, and that those acquisitions and consolidations will lead to additional competitors with greater advantages over Lincolnway Energy. For example, VeraSun Energy Corp. and U.S. Bioenergy Corp. recently announced that a merger agreement has been approved by their boards. According to the Renewable Fuels Association, those companies have a combined production capacity of 870 million gallons of ethanol per year as of December 3, 2007, with an additional 770,000 million gallons per year of production under construction. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products. For example, ethanol can be produced from corn stalks, rice straw, wood, cheese whey, potatoes, wheat, oats, barley straw, sorghum, milo, sugar bogasse, rice hulls, switchgrass and biomass. Research is being conducted by various entities regarding the use of these cellulostic and biomass type products, and it is likely that processes will be developed at some point which will make the production of ethanol from these types of sources economical. It is also possible that one or more of these other sources may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn. For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale. The increased production of ethanol from other sources could also adversely affect the price for ethanol generally. Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

Poet has recently announced that it intends to expand one of its existing corn based ethanol plants to also produce ethanol from cobs and stalks, with the expansion to begin operation in 2011. Poet is working with the U.S. Department of Energy on the project. According to the Renewable Fuels Association, Poet had an aggregate ethanol production capacity of approximately 1.11 billion gallons as of December 3, 2007. The U.S. Department of Energy has also awarded $385 million to five other companies hoping to construct a cellulostic/biomass ethanol plant. A Canadian company, Iogen Corporation, also currently produces approximately 1 million gallons of ethanol annually from wheat, oat and barley straw.

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

Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy's profitability. Although it is difficult to predict if any new fuel additives will be developed, it will occur at some point, and it could be in the near future.

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and would likely have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete. There will be increased incentives to develop alternatives to petroleum based fuel products if gasoline prices stay at their current levels.

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

Lincolnway Energy believes that the principal competitive factors with respect to distiller's grains are price, proximity to purchasers and product quality.

Government Oversight and Regulation

Lincolnway Energy's business is subject to substantial governmental oversight and regulation, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of Lincolnway Energy's employees.

Lincolnway Energy needs to maintain various permits to be able to maintain and continue its operations. The permits include water and air permits from the Iowa Department of Natural Resources. Lincolnway Energy has obtained these permits, but on December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action. The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, and concern air permitting, emission limit exceedences, stack testing, monitoring and reporting. Lincolnway Energy will attempt to reach a negotiated settlement of all allegations. Lincolnway Energy cannot predict the outcome, however it is likely that settlement will include a monetary penalty, although an amount cannot be predicted at this time. Settlement may also include repermitting regarding air emissions and injunction concerning future activities. If repermitting becomes necessary, Lincolnway Energy could be subject to higher ongoing compliance and operating costs. Counsel for Lincolnway Energy has spoken with the Iowa Attorney General's office about a schedule for negotiating settlement of the actions, but a timeline has not yet been established. Lincolnway Energy is hopeful that it will be able to reach a settlement of the allegations, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of these allegations. Lincolnway Energy was therefore unable at the time of the preparation of this annual report to determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy, but the outcome (even if through settlement) could have material adverse effects on Lincolnway Energy's business and financial condition.

The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at "Lincolnway Energy's Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy's Business".

The ethanol industry is also substantially supported by and dependent upon various federal and state programs, including various subsidies, tax exemptions and other forms of financial incentives. Some of those programs and the principal risks associated with the governmental support of the ethanol industry are discussed in Item 1A of this annual report, under "Loss of Current Governmental Support and Incentives for Ethanol Would Reduce the Use of Ethanol and Materially and Adversely Affect Lincolnway Energy's Results of Operations and Financial Position".

Employees

As of December 15, 2007, Lincolnway Energy had 45 employees.

Item 1A.	Risk Factors.

Any of the following risks could significantly and adversely affect Lincolnway Energy's prospects, business, results of operation and financial condition. The following risks are not the only risks Lincolnway Energy is subject to or may face, and they are not intended to be set forth in order of materiality or significance.

Risks Relating to Lincolnway Energy and Its Business

Lincolnway Energy Has A Limited Operating History. Lincolnway Energy was organized in May, 2004, and its ethanol plant did not become operational until May 22, 2006. Lincolnway Energy therefore has a limited business, operating and financial history. Lincolnway Energy is in a rapidly expanding and evolving industry where supply and demand and other industry and market factors and occurrences can change materially in a short amount of time. Lincolnway Energy may not be able to achieve its purposes or objectives.

Lincolnway Energy's Managers And Officers Do Not Have Substantial Experience With An Ethanol Plant Or In The Ethanol Industry. The board and the officers of Lincolnway Energy do not have any significant or material experience with an ethanol plant or the ethanol industry, other than through their positions with Lincolnway Energy. Lincolnway Energy has one ethanol plant that did not commence operations until May 22, 2006. The managers and officers therefore do not have significant or material experience in, or knowledge of, the operation of an ethanol plant or in or of the ethanol industry.

Lincolnway Energy Is Heavily Dependent On A Management Team And Certain Suppliers And Service Providers, But Could Lose Any Of Their Services At Any Time. Lincolnway Energy is heavily dependent upon its core management team of its president and chief executive officer, chief financial officer, plant manager, commodities manager and controller, as well as on the companies which provide coal and corn to Lincolnway Energy and the companies which market Lincolnway Energy's ethanol and distiller's grains. If any of those management team members or companies terminate their services or for any reason cease to provide services to Lincolnway Energy, Lincolnway Energy's business and operations could be adversely affected in a sudden and material way. The services could be lost for reasons outside of anyone's control, such as death or disability. The marketing companies may also be heavily dependent upon one or more key employees or other relationships, and the loss of any of those employees or relationships by a company could adversely affect the company's ability to continue to provide timely and quality services to Lincolnway Energy.

Lincolnway Energy's Ethanol Plant Has Only Been Operating Since May 22, 2006. Lincolnway Energy's ethanol plant has only been operating since May 22, 2006. Lincolnway Energy may still discover defects or deficiencies in the ethanol plant. For example, Lincolnway Energy is currently subject to regulatory proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General regarding alleged water and emissions violations. Any defects or deficiencies could cause production and other delays as well as substantial costs and expenses, and in particular if the defects or deficiencies are not covered by any warranty.

Lincolnway Energy Is Subject To Risk Because Its Ethanol Plant Utilizes Coal. The primary energy source for Lincolnway Energy's ethanol plant is coal. The use of coal as a power source for an ethanol plant is still relatively new and untested. The use of coal is also subject to numerous federal and state regulations, including regarding permissible emissions levels.

Lincolnway Energy is currently subject to proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General concerning, among other things, air permitting, emission limit exceedences, stack testing, monitoring and reporting. Lincolnway Energy will attempt to reach a negotiated settlement of all allegations. Lincolnway Energy cannot predict the outcome, however it is likely that settlement will include a monetary penalty. Settlement may also include repermitting regarding air emissions and injunction concerning future activities. If repermitting becomes necessary, Lincolnway Energy could be subject to higher ongoing compliance and operating costs. Lincolnway Energy is hopeful that it will be able to reach a settlement regarding these matters, but there is no assurance that the matters will be settled, and Lincolnway Energy cannot predict at this time the result of any settlement or other proceedings that may arise out of these matters. Lincolnway Energy is therefore not able to determine at this time what effect these matters will have on Lincolnway Energy, but the result (even if through settlement) could have material adverse effects on Lincolnway Energy's business and financial condition.

Lincolnway Energy's ability to comply with the emissions and other requirements arising from its use of coal will depend to a degree on the type and quality of coal that is provided to Lincolnway Energy by its coal supplier. If the coal does not meet the content and quality standards anticipated by Lincolnway Energy, Lincolnway Energy may not be able to meet its emissions and other regulatory and permit conditions and requirements.

The use, storage and handling of coal also creates risks related to dust explosions and fire. Although Lincolnway Energy will take precautions to try to avoid those types of incidents, there is no assurance that those precautions will be successful in every circumstance.

The use of coal also generates fly ash, and Lincolnway Energy may face economic, logistic and environmental issues and difficulties in disposing of its fly ash.

Lincolnway Energy currently obtains all of its coal from one coal supplier. If the agreement is terminated or if that supplier fails to perform for any reason, Lincolnway Energy might face an interruption in the supply of coal and have to seek an alternate supply source. Lincolnway Energy does not have any agreement with any alternative suppliers at this time. As with natural gas and other energy sources, coal supplies can be subject to interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages. Lincolnway Energy has coal storage for approximately 8 days of continuous ethanol production, and an interruption in the supply of coal beyond that period could cause Lincolnway Energy to halt or discontinue the production of ethanol, which would damage Lincolnway Energy’s ability to generate revenues.

Lincolnway Energy's Business Is Not Diversified Because It Is Limited To The Operation Of A Single Ethanol Plant In The Midwest. Lincolnway Energy's business is limited to the ownership and operation of a single ethanol plant, although it is possible that Lincolnway Energy may attempt to own and operate other ethanol plants at some point in the future. The products of the ethanol plant are limited to ethanol and distiller's grains, and the ethanol is limited to use as a fuel additive, as opposed to industrial and food and beverage ethanol. Lincolnway Energy is not, therefore, a diversified business.

Lincolnway Energy's plant is located in Story County, Iowa. Lincolnway Energy contemplates that if it ever owns or operates any additional ethanol plants, the plants will also be located in the Midwest. The geographic location of Lincolnway Energy's business may therefore be limited to Iowa or, perhaps, the Midwest. Lincolnway Energy is therefore subject to any adverse economic conditions or occurrences which may be particular to the Midwest. Lincolnway Energy's location in the Midwest may also lower Lincolnway Energy's potential customer base given, among other things, the logistics and cost to transport ethanol and distiller's grains to other regions.

If Lincolnway Energy Ever Expands, It Will Be Subject To The Risks Inherent In The Development And Construction Process. If Lincolnway Energy ever determines to expand its existing ethanol plant or to pursue the construction of an additional ethanol plant, Lincolnway Energy will be subject to the numerous material risks and uncertainties inherent in the development and construction process. For example, it may be difficult to identify a suitable location for another ethanol plant because many favorable locations have already been acquired by other ethanol plants or ethanol plant developers. Lincolnway Energy also believes that it could be difficult to obtain the necessary financing, at least at this time, given the generally unfavorable debt and equity financing market for the ethanol industry at the time of the preparation of this annual report and the Iowa regulatory proceedings to which Lincolnway Energy was subject at the time of the preparation of this annual report.

Lincolnway Energy May Make Other Investments Or Engage In Other Business. Lincolnway Energy's board has the authority to cause Lincolnway Energy to construct or acquire or to invest in other ethanol plants or to make other investments or to engage in other businesses. The scope and nature of Lincolnway Energy's business could therefore change significantly, which could expose Lincolnway Energy to numerous other risks and uncertainties. Lincolnway Energy's business may not always be limited only to owning and operating its current ethanol plant.

Lincolnway Energy Is Leveraged And Has Substantial Debt And Debt Service Requirements. Lincolnway Energy financed the construction and start-up of its ethanol plant with significant debt, and Lincolnway Energy will have loans outstanding from time to time under its operating and working lines of credit.

The use of leverage creates risks. For example, if Lincolnway Energy is unable to generate profits and cash flow to service its substantial debt and its ongoing operations and working capital needs, Lincolnway Energy may be forced to reduce or delay capital expenditures or any expansion plans, sell assets or operations, obtain additional loans or capital or attempt to restructure its loans and other debt. Lincolnway Energy also may not be able to renew, extend or replace any existing loans or financing arrangements Lincolnway Energy may have in place from time to time. If any of those events occur, Lincolnway Energy will need to attempt to obtain additional financing through the sale of additional units or debt in Lincolnway Energy or through additional loans from other lenders. Lincolnway Energy believes, however, that the debt and equity financing market is currently adverse to the ethanol industry in general. Any additional financing may lower returns and adversely affect Lincolnway Energy's cash flow, business and operations. If Lincolnway Energy is unable to obtain financing when needed, Lincolnway Energy may be forced to liquidate or otherwise sell some or all of its assets or operations.

Lincolnway Energy will also need to comply with the numerous restrictions and covenants that are included as part of Lincolnway Energy's credit and loan agreements. The restrictions and covenants include prohibitions or restrictions on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy's members. The credit and loan agreements also require Lincolnway Energy to maintain various financial ratios and other similar financial covenants. Those restrictions and requirements may limit Lincolnway Energy's flexibility in planning for, or reacting to, competition or changes in the ethanol industry and Lincolnway Energy's ability to pursue other perceived business opportunities.

Lincolnway Energy's loans are secured by liens on all of Lincolnway Energy's assets, and if Lincolnway Energy breaches any of its agreements with its lenders, the lenders will be able to foreclose on Lincolnway Energy's assets.

Lincolnway Energy's debt and leverage may place it at a competitive disadvantage with competitors which have less debt or greater financial resources, and may also increase Lincolnway Energy's vulnerability to adverse economic or industry conditions or occurrences.

Any increases in Lincolnway Energy's debt will increase the risks discussed above.

Lincolnway Energy's Financing Costs Will Rise If Interest Rates Increase. Lincolnway Energy will be adversely affected by any increase in interest rates or other lending costs because Lincolnway Energy has substantial debt. Although difficult to predict and outside of Lincolnway Energy's control, it is likely that there will be additional increases in interest rates in both the near and longer term future.

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control. Although Lincolnway Energy's ethanol plant produces distiller's grains, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 90% and 87% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2006 and 2007, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends. For example, the spot price of ethanol reached $3.81 at the Chicago terminal during June 2006, but fell to $1.78 during September of 2006. As another example, the spot price of ethanol reached $2.49 at the Chicago terminal during January, 2007, but fell to $1.51 during September, 2007.

As another example, ethanol prices during the fiscal year ended September 30, 2007 were generally lower than the ethanol prices for the prior fiscal year, and in particular when comparing the fourth quarters of those two time periods. Lincolnway Energy's average ethanol sales prices for the fiscal year ended September 30, 2007 was $2.05 per gallon, as opposed to $2.33 per gallon during the prior fiscal year.

The price of gasoline also varies significantly over both short and long term periods. The price for ethanol has generally had some correlation to the price of gasoline, so low gasoline prices or reductions in gasoline prices will also generally reduce ethanol prices and profitability. Gasoline prices have remained at or near record levels since approximately late June 2006 due to various events and circumstances, but it is unlikely that gasoline prices will continue at their current level over the long term. Also, the current gasoline price has reached a level where businesses and consumers are actively seeking ways to lower or reduce their gasoline consumption. For example, there is increased attention to requiring the auto industry to produce cars with higher fuel efficiency. The higher gasoline prices will also increase the focus and attention on the research and development of alternative energy options, such as fuel cells. If those trends continue, it could adversely affect gasoline and ethanol prices and the profitability of ethanol plants.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or gasoline will adversely affect Lincolnway Energy's business.

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

Even if ethanol prices are generally favorable, Lincolnway Energy still may not be able to sell all of its ethanol, or at favorable prices.

The Increase In Supplies Of Ethanol May Adversely Affect Ethanol And Ethanol Byproduct Prices. There has been a significant increase in ethanol production since 2000 and in particular over the past two to three years. Lincolnway Energy anticipates that there will continue to be material increases in ethanol production, both in the United States and internationally.

The increasing ethanol production will at times lead or contribute to lower ethanol prices and lower prices for distiller's grains. The increased ethanol production is one of the factors that has contributed to the lower ethanol prices and lower prices for distiller's grains generally experienced to date during 2007. The increasing ethanol production may also lead to there being excess ethanol and/or distiller's grains production at some point, which would also lower ethanol and distiller's grains prices. The 2005 energy bill mandates the use of 7.5 billion gallons of biofuels by 2012, but the current estimated production and production under construction will already lead to ethanol in excess of that level. Lincolnway Energy anticipates that a new energy bill will be passed which increases the level of mandatory use of biofuels, but there is no assurance of that fact or of the amount of any increase in the mandated gallons. Lower ethanol and distiller's grains prices will reduce profitability.

Excess ethanol production capacity could also result from decreases in demand for ethanol, which could result from a number of factors, such as regulatory developments, reduced gasoline consumption in the United States or advancements in alternatives to gasoline.

Purchases Of Ethanol Blended Gasoline Will Decline If The Price Exceeds The Price For Regular Unleaded Gasoline. The price of ethanol blended gas at the pump has at times exceeded the price of regular unleaded gasoline. Consumers' purchases of gasoline are price driven, so it is likely that the use of ethanol blended gasoline will be reduced during periods where the price of ethanol blended gasoline exceeds the price of regular unleaded gasoline.

Continued Growth In The Ethanol Industry Depends On Changes To And Expansion Of Related Infrastructure Which May Not Occur On A Timely Basis, If At All. Substantial development and/or expansion of infrastructure will be required by persons outside of Lincolnway Energy's control for the ethanol industry to be able to continue to grow. Some areas requiring development or expansion include:

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

The substantial investments required for these infrastructure developments may not be made or they may not be made on a timely basis. Any failure or delay in making the developments to or expansion of the infrastructure could hurt the demand or prices for ethanol, impede Lincolnway Energy's delivery of ethanol, impose additional costs on Lincolnway Energy or otherwise have a material adverse effect on Lincolnway Energy's results of operations and financial condition.

Any Significant Dependence On Any Particular Customer Or Supplier Could Have Adverse Effects On Lincolnway Energy In The Event Of The Loss Of Any Such Customer Or Supplier. If Lincolnway Energy is overly dependent on any particular customer or group of customers for the sale of its ethanol or distiller's grains or on any supplier or group of suppliers for Lincolnway Energy's corn, coal or other inputs, the loss of any such customer or supplier could have a material adverse effect on Lincolnway Energy and its business. Lincolnway Energy is currently heavily dependent upon a single supplier for obtaining a significant portion of its corn needs and upon another supplier for all of its coal needs. Lincolnway Energy also currently utilizes a single company to market all of Lincolnway Energy's ethanol and another company to market all of its distiller's grains. The loss of any of those relationships could have material adverse effects on Lincolnway Energy.

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies. Lincolnway Energy's results of operations will be substantially dependent on commodity prices, especially prices for corn, coal, ethanol and unleaded gasoline. The prices of these commodities are volatile and beyond Lincolnway Energy's control. As a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses and which will adversely affect Lincolnway Energy's financial condition. Lincolnway Energy may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, coal or other items or by engaging in hedging and other futures related activities, but those activities also involve substantial risks and may be ineffective to mitigate price fluctuations.

The Supply And Costs Of The Inputs Required By Lincolnway Energy Can Vary Greatly And Adversely Affect Lincolnway Energy's Profits And Financial Position. Lincolnway Energy's ethanol plant produces ethanol from corn. Lincolnway Energy estimates that corn costs will, on the average, make up approximately 60% of Lincolnway Energy's total annual operating costs. Accordingly, rising corn prices will lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. Lincolnway Energy generally will be unable to pass along increased corn costs to Lincolnway Energy's customers. Corn prices began to rise significantly in approximately July, 2006, with the cash corn price in Lincolnway Energy's local market area ranging from a low of $2.09 per bushel in July, 2006 to a high of $4.20 per bushel in February, 2007. The corn price based on the Chicago Board of Trade daily futures data ranged from a low of $2.61 per bushel to a high of $4.37 per bushel during Lincolnway Energy's fiscal year ended September 30, 2007.

The price of corn is influenced by many factors, including general economic, market and regulatory factors, such as government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The expansion in the ethanol industry has also affected the corn markets and the supply of corn, and has contributed to the higher corn prices generally experienced since July 2006. Lincolnway Energy anticipates that the continuing expansion of the ethanol industry will continue to significantly increase the demand for corn, which will result in higher corn prices and, possibly, shortages of corn from time to time.

The price for corn in the market area encompassing Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets, and in particular if another ethanol plant is constructed in the same market area or another ethanol plant attempts to purchase corn in Lincolnway Energy's market area. Lincolnway Energy will also compete for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

The price of corn is also influenced by the supply of corn, which is subject to many risks which are beyond anyone's control, such as farmer planting decisions, imports, weather and disease.

Lincolnway Energy will have difficulty from time to time in obtaining corn on economical terms, due to increasing prices or supply shortages. Lincolnway Energy may not always have short-term or long-term agreements or positions in place for the purchase of all of its corn needs, and Lincolnway Energy will at times need to buy all, or at least some, of Lincolnway Energy's corn needs on the open market. There may not be adequate supplies of corn available on the open market or at prices which are favorable or acceptable to Lincolnway Energy.

If Lincolnway Energy is unable to obtain corn or to obtain corn at favorable prices, Lincolnway Energy could be required to suspend operations until corn became available or at economical terms. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. During June 2006, the spread between ethanol and corn prices was at a historically high level due to the combination of both historically high oil and ethanol prices and the historically low corn prices. The price of ethanol and corn fluctuates frequently and widely, however, and the spread between ethanol and corn prices has been significantly reduced since that time because of a reduction in ethanol prices and an increase in corn prices over the period of, generally, July, 2006 to January, 2007. Any favorable spread between ethanol and corn prices which may exist from time to time therefore cannot be relied upon as indicative of the future. As an example of the fluctuation in the crush spread, average U.S. ethanol rack prices, as reported by Bloomberg, L.P., ranged from approximately $0.94 to $3.82 in 2005 and from approximately $1.68 to $4.08 during 2006, and with corn spot prices based on the Goldman Sachs Commodity Index ranging from approximately $1.48 to $2.75 per bushel during 2005 and from $2.00 to $3.75 per bushel during 2006. As another example, those same ranges during Lincolnway Energy's fiscal year ended September 30, 2007 were, respectively, $1.40 to $2.40, and $2.40 to $4.20.

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as coal, electric and other energy costs. Lincolnway Energy's ethanol plant utilizes coal as its primary energy source, and Lincolnway Energy estimates that coal costs will, on average, make up approximately 8% of Lincolnway Energy's annual total operating costs. The prices for and availability of coal are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of coal would impair Lincolnway Energy's ability to produce ethanol, and increases in coal prices or changes in Lincolnway Energy's coal costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

Lincolnway Energy is currently reliant upon its contract with a single coal supplier for the supply of all of Lincolnway Energy's coal needs. The contract will terminate by its terms on January 1, 2013, and there is no assurance that Lincolnway Energy will be able to enter into a similar agreement for the supply of coal after that time. Lincolnway Energy believes its current contract for coal provides it with some protection regarding extreme changes in the price of coal, but there is no assurance that Lincolnway Energy will be able to enter into another contract that provides those same protections to Lincolnway Energy.

There may also be seasonal fluctuations experienced by Lincolnway Energy in the price of corn and coal and the price of ethanol. For example, the spot price of corn has historically tended to rise during the spring planting season in May and June and to decrease during the fall harvest in October and November. The price of gasoline has tended to rise during the summer and winter months. Lincolnway Energy does not, however, know if the historical seasonal fluctuations will continue or will affect Lincolnway Energy's results over time.

Transportation costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped long distances to a terminal where the ethanol can be blended with gasoline. The recent high fuel prices have greatly increased transportation costs, and Lincolnway Energy believes that fuel prices will stay high for the foreseeable future.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of corn, coal and other inputs, or the inability to pass on any increased costs to Lincolnway Energy's customers, will adversely affect Lincolnway Energy's business, results of operation and financial position.

Lincolnway Energy's inability to obtain, or any delays in obtaining, corn, coal or other inputs in times of shortages or high demand will also adversely affect Lincolnway Energy's business, results of operation and financial position.

Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile. The agricultural economy and the economy in general, and market prices and futures prices for oil, ethanol, distiller's grains, corn, coal and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors. It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

•	Changing supply and demand relationships and trade deficit issues;
•	Weather and other environmental conditions;
•	Acts of God, including drought and storms;
•	Agricultural, fiscal, monetary, economic, trade and exchange control programs and policies of governments;
•	International, national, regional and local political and economic events and policies;
•	Changes in fuel and energy costs or in interest rates or rates of inflation;
•	Controversies or disputes about the use of biotechnology in crops, or errors or adverse reactions caused by the use of biotechnology in crops, such as the past issues with Starlink corn;
•	Infestations or diseases in crops;
•	Acts of terrorism or war, both nationally and internationally, including in Afghanistan and the Middle East;
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

It is very likely that there will be further acts of terrorism in the United States and abroad, including the possibility of acts aimed at disrupting the economy or the markets or various industries or sectors within the markets. For example, there has been speculation about possible acts of terrorism aimed at the energy, agricultural and food industries. Any speculation or rumors about, or actual acts of, terrorism could cause immediate and substantial reactions in a wide range of the markets and industries and in the economy in general. The continued uncertainty in Afghanistan and the Middle East also continues to create uncertainties and could cause adverse reactions in the oil and energy markets and in the markets and economy in general.

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

The Use Of Hedging Strategies Or The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Losses. Lincolnway Energy will likely attempt to minimize the effects of the volatility of corn, coal, ethanol, distiller's grains and other prices by taking hedging positions through forward pricing contracts or on the futures markets. The intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy, corn, coal or other inputs and the price at which Lincolnway Energy can sell its ethanol. Any attempt by Lincolnway Energy to use hedging strategies may be unsuccessful, and in fact could result in substantial losses because price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors which are beyond the control of anyone. Some of those factors include those noted above in "Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile." Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake, and Lincolnway Energy may at times choose not to engage in any such transactions. As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of corn or coal or decreases in the price of ethanol or unleaded gasoline. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. Although Lincolnway Energy believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

Futures markets will also sometimes be illiquid, and Lincolnway Energy may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner. The inability to timely close out an open position may result in substantial losses to Lincolnway Energy. Lincolnway Energy's potential losses and liabilities for any futures or options positions are not limited to margin amounts or to the amount held in or the value of Lincolnway Energy's trading account, and in the event of a deficiency in Lincolnway Energy's trading account due to a margin call made to the trading account, a loss exceeding the value of the trading account, or otherwise, Lincolnway Energy will be responsible for the full amount of the deficiency. Given the volatility of futures trading, margin calls can occur frequently and the amount of a margin call can be significant.

There Are Many Factors Important To The Success Of An Ethanol Plant And The Operation Of An Ethanol Plant Which Are Beyond The Control Of Lincolnway Energy. Lincolnway Energy's ability to successfully operate its ethanol plant and to market the ethanol and distiller's grains produced at the plant are subject to numerous factors and risks which are beyond the control of Lincolnway Energy. Those factors include the following:

•	The ability to retain qualified employees and other personnel, and on favorable terms;
•	Labor disputes or other employee issues;
•	Increases in the price of corn, coal, electricity, labor, gas or fuel, and in truck and rail transportation costs;
•	Railcar and truck shortages or strikes within those industries;
•	The price of oil and gas;
•	The demand for and consumption of petroleum products generally and ethanol specifically;
•	Environmental and other regulations which impact both the demand for ethanol and the operation and cost of operation of the ethanol plant;
•	Governmental regulations and incentives; and
•	General market fluctuations and economic conditions.

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

Lincolnway Energy's Operations Are Subject To Substantial And Extensive Governmental Laws And Regulations Which Restrict And Increase The Costs Of Lincolnway Energy's Business. Lincolnway Energy's ethanol operations are subject to substantial and extensive governmental laws and regulations, including those relating to the discharge of materials into the air, water or ground, and the generation, storage, handling, use, transportation and disposal of hazardous materials. Some of those laws and regulations require Lincolnway Energy to maintain various permits and other approvals in order to continue ongoing operations. Lincolnway Energy will need to meet the various requirements and conditions necessary to the issuance and maintenance of those permits and approvals. The requirements and conditions may include that the ethanol plant facilities and operations meet various specifications regarding air quality, discharge, water and waste treatment, and various other operational matters. Lincolnway Energy's compliance with all necessary permits, approvals and laws and regulations will increase Lincolnway Energy's costs and expenses. Lincolnway Energy's failure to comply with those requirements or to maintain those permits and approvals may result in fines or penalties, the loss of the right to continue operations or claims by third parties.

For example, as discussed elsewhere in this annual report, Lincolnway Energy was subject to regulatory proceedings by the Iowa Department of Natural Resources and the Iowa Attorney General at the time of the preparation of this annual report concerning various alleged environmental law violations relating to wastewater releases, exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, air permitting, emissions exceedences, stack testing, monitoring and reporting. Lincolnway Energy hopes to reach a settlement on all of the alleged violations, but there is no assurance that the matters will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of these matters. The outcome could, however, have material adverse effects on Lincolnway Energy's business, operations and financial condition. Lincolnway Energy believes it is likely that the outcome will include a monetary penalty, and may include repermitting air emissions.

Lincolnway Energy also anticipates that there will be changes in the approval requirements and other laws and regulations over time, and that those changes will increase the regulatory oversight and costs and expenses of Lincolnway Energy. For example, the regulation of the environment, including the use of water, wastewater, storm water and air emissions, is a constantly changing area of the law, and it is likely that more stringent federal or state environmental laws, rules or regulations, or interpretation or enforcement of existing laws, rules or regulations, could be adopted which would require Lincolnway Energy to make substantial capital expenditures and/or increase Lincolnway Energy's operating costs and expenses. It is also possible that federal or state environmental laws, rules or regulations could be adopted which have an adverse effect on the use of ethanol, such as changes in the regulations regarding the required oxygen content of automobile fumes. The new laws, rules or regulations could also arise or become necessary because of currently unknown conditions or problems arising from the production or use of ethanol, similar to what have occurred with methyl tertiary-butyl ether (MTBE) because of the adverse environmental and health issues now known to be caused by MTBE. There has also been increased attention by the Environmental Protection Agency and other regulators to the wastewater and air emissions released as a result of the process of producing ethanol, and it is possible that additional environmental or other regulatory requirements or conditions may be applied to the wastewater and air emissions released as part of the process of producing ethanol.

Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities. The nature of Lincolnway Energy's operations will expose it to the risk of environmental and health and safety claims and property damage claims. For example, if any of Lincolnway Energy's operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others which may have been affected by the pollution or spill. Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol or who are responsible for any locations where Lincolnway Energy disposes of any hazardous substances. Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy's control and which are possible in Lincolnway Energy's business, such as fire, explosions or blowouts. A serious environmental violation or repeated environmental violation could result in Lincolnway Energy being unable to construct or operate any additional ethanol plants and the loss of defenses to nuisance suits. Lincolnway Energy may also be unable to obtain financing or necessary permits if Lincolnway Energy is subject to any pending administrative or legal action regarding environmental matters. Any of those types of events could have a material adverse effect on Lincolnway Energy's financial condition and future prospects.

There Is Growing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol. There has been growing negative press and public sentiment against the ethanol industry based upon claims that the use of corn to produce ethanol has driven up grain prices, which hurts livestock farmers and also consumers due to increased food prices. The claims also include environmental type allegations, including that burning ethanol in gasoline causes air pollution and that increased corn acreage and ethanol production could strain water supplies and worsen pollution in rivers and streams. The criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association and through the United Nations. The growing criticism of the ethanol industry could lead to reduced governmental supports for the industry and reduced public support and use of ethanol. The current criticisms are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol. Lincolnway Energy's plant can only produce ethanol from corn.

Loss Of Current Governmental Support And Incentives For Ethanol Would Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy's Results Of Operations And Financial Position. There are various federal and state laws and regulations and programs which have lead to the increasing use of ethanol, including various subsidies, tax exemptions and other forms of financial incentives. Some of the laws provide economic incentives to produce or use ethanol and some of the laws mandate the use of ethanol. No guarantee can be given that any of those laws, regulations or programs will be continued, and the revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use and price of ethanol in a material way. Governmental support of the ethanol industry may decrease due to governmental budget issues. The current governmental support of the ethanol industry may also decrease as the ethanol industry matures and advances, or in the event of any adverse environmental or other occurrences in the ethanol industry.

As of the date of this annual report, debate was occurring on a new energy bill and a new farm bill, and ethanol and biofuel proponents are hopeful that the bills will be favorable to the ethanol and biofuel industries by, for example, increasing the mandated use of biofuels beyond the current mandate of 7.5 billion gallons by 2012. Although it appears likely that legislation will be able to be passed which increases the biofuels mandate, there is no assurance that the legislation will be passed or what increases will be made in the biofuels mandate that was part of the 2005 energy bill. There is also no assurance of how any new mandate will be allocated across ethanol, biodiesel and other biofuels. The Renewable Fuels Association has estimated that the U.S. annual ethanol production capacity as of December 3, 2007 was 7.2 billion gallons, and that additional production capacity of 6.2 billion gallons was under construction or proposed as of that date.

As noted above, the biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol production. Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Some of the material existing federal laws and programs are as follows:

•
The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives, sometimes referred to as the blenders' credit. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $.52 per gallon of ethanol. The $.52 per gallon incentive for ethanol was reduced to $.51 per gallon in 2005 and is scheduled to expire in 2010. The blenders' credit may not be renewed in 2010 or may be renewed on different terms. In addition, the blender's credit, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, such as the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges under those trade agreements. The elimination or significant reduction in the blenders' credit could have a material adverse effect on Lincolnway Energy's results of operations and financial position.

•
Congress passed the Freedom to Farm Act in 1996, which allows farmers continued access to government subsidies while reducing restrictions on farmer's decisions about land use. The Act increased acreage dedicated to corn crops and also allowed farmers more flexibility to respond to increases in corn prices by planting greater amounts of corn. Any changes to, or the elimination of, the Act could have a material adverse effect on the amount of corn available in future years and could reduce the farming industry's responsiveness to the increasing corn needs of ethanol producers. There may be changes to the Act given the increasing budget and deficit issues facing the federal government.

•
Imported ethanol is generally subject to a $.54 per gallon tariff that was designed to offset the $.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean islands, but is limited to a total of 7% of U.S. production per year. Imports from the exempted countries might increase as a result of new ethanol plants that are under development. Production costs for ethanol in those countries can be significantly less than in the U.S. and the duty free import of lower price ethanol through the countries exempted from the tariff may reduce the demand for U.S. ethanol and the price at which Lincolnway Energy can sell its ethanol. Any changes in the tariff or exemption from the tariff could have a material adverse effect on U.S. ethanol production and on Lincolnway Energy's results of operation and financial position. In addition, the North America Free Trade Agreement which went into effect on January 1, 1994 allows Canada and Mexico to import ethanol duty free or at a reduced rate. Canada is exempt from the duty under the current North America Free Trade Agreement guidelines, and Mexico's duty rate is currently $.10 per gallon.

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

Any expansion plans that may be developed by Lincolnway Energy may not be able to be implemented for numerous reasons. For example, Lincolnway Energy will need to be able to identify, and to acquire on acceptable terms, suitable real estate in an area which already has, or can feasibly and economically develop, the gas, electric, water and other physical infrastructure necessary to support the plant and which also has both sufficient supplies of gas, electricity, water, corn and other inputs and adequate rail and other transportation access. Given the increasing number of ethanol plants, it is becoming increasingly more difficult to identify suitable locations for an ethanol plant. As other examples, Lincolnway Energy might not be able to obtain the necessary debt or equity financing or the various lender and governmental approvals and permits that would be necessary in order to construct and operate new or expanded facilities. Lincolnway Energy believes that the current equity and lending market is adverse to the ethanol industry. The construction costs could also increase to levels that would make the expansion of Lincolnway Energy's existing plant or the construction of a new facility too expensive or unprofitable to operate. There currently are only three contractors with significant experience in building ethanol plants in the United States, so it may be difficult to retain a contractor on a timely basis. There is also currently great demand for those contractors, so it may be difficult to retain any of those contractors on acceptable financial or commercial terms.

Any expansion would also likely reduce Lincolnway Energy's earnings and profits for some period of time because of the significant costs and expenses that will be incurred in order to expand or to construct or acquire and start up an additional ethanol plant and operations and the working capital requirements and operating losses that will be incurred during the construction and start up period for the expanded or new ethanol plant. The costs and expenses of any expansion plan would likely result in net losses to Lincolnway Energy during the expansion period.

The pursuit and implementation of any expansion plans through the acquisition of other ethanol plants would involve numerous risks, including possible dilution to existing members if the acquisition is financed by the issuance of units. Other risks include difficulties in supporting and transitioning customers and suppliers of the target company, and the general integration of the new plant and related business into Lincolnway Energy's existing business and operations.

Interruptions In The Supply Of Water, Electricity, Coal Or Other Energy Sources Or Other Interruptions In Production Would Have An Adverse Effect On Lincolnway Energy's Ethanol Plant. Interruptions in the supply of water, electricity, coal or other energy sources at Lincolnway Energy's ethanol plant would have a material adverse impact on operations, and could require Lincolnway Energy to halt production at the ethanol plant.

Interruptions in or the loss of the supply of water, electricity, coal or other energy sources could occur, for example, because of software or other computer problems at the ethanol plant or at the plants of the suppliers of the water, electricity, coal or other energy. Lincolnway Energy's and any suppliers' use of its software and other computer systems will be subject to attack by computer hackers, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier.

Lincolnway Energy's operations are also subject to significant interruption if its ethanol plant experiences a major accident or is damaged by severe weather or other natural disasters. Lincolnway Energy's operations are also subject to labor disruptions and unscheduled down time, and other operational hazards inherent in the ethanol industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties against Lincolnway Energy.

Lincolnway Energy's business is dependent upon the continuing availability of railroads, railcars, truck fleets and other infrastructure necessary for the production, transportation and use of ethanol. Any disruptions or interruptions in that infrastructure could have a material adverse effect on Lincolnway Energy.

Lincolnway Energy may not have insurance covering any of these types of matters or occurrences. Any insurance Lincolnway Energy may have in place may not be adequate to fully cover the potential losses and hazards, and Lincolnway Energy may not be able to renew the insurance on commercially reasonable terms or at all.

Competition From Other Ethanol Producers Or Energy Sources Will Adversely Affect Lincolnway Energy And Could Reduce Lincolnway Energy's Profitability. The ethanol industry is competitive and is rapidly becoming increasingly more competitive, in particular given the substantial new construction and expansion that has already occurred and is continuing to occur in the industry. The competitors include not only regional farmer-owned entities, but also the major oil companies and other large companies such as Archer Daniels Midland, Cargill, Inc., Vera Sun Energy Corporation, Aventine Renewable Energy, Inc., Abengoa Bioenergy Corp. and Poet.

The ethanol industry may also face increasing competition from international suppliers of ethanol. International suppliers produce ethanol from corn but also other sources, such as sugar cane. Some international suppliers may have cost structures that are substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Although there is a $.54 per gallon tariff on foreign produced ethanol, ethanol imports equivalent to up to 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of ethanol may significantly increase their imports into the U.S. Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon. Some of Lincolnway Energy's competitors may determine to establish ethanol plants in Central America or the Caribbean.

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

Any increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy's results of operations and financial position.

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with the competitor. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. There may be acquisitions and consolidations in the ethanol industry, and those acquisitions and consolidations will likely lead to competitors with greater advantages over Lincolnway Energy. For example, VeraSun Energy Corp. and US Bioenergy Corp. recently announced that a merger agreement has been approved by their boards. According to the Renewable Fuels Association, those companies had a combined production capacity of 870 million gallons of ethanol per year as of December 3, 2007, with an additional 770 million gallons per year of production under construction. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products. For example, ethanol can be produced from corn stalks, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls and cellulose based biomass. Research is being conducted by various entities regarding the use of these cellulostic and biomass type products, and it is likely that processes will be developed at some point which will make the production of ethanol from these types of sources economical. It is also possible that one or more of these other sources may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn. For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale. The increased production of ethanol from any of those sources could also adversely affect the price for ethanol generally. Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

Poet has recently announced that it intends to expand one of its existing corn based ethanol plants to also product ethanol from cobs and stalks, with the expansion to begin operation in 2011. Poet is working with the U.S. Department of Energy on the project. According to the Renewable Fuels Association, Poet had an aggregate ethanol production capacity of approximately 1.11 billion gallons as of December 3, 2007. The U.S. Department of Energy has also awarded $385,000,000 among five other companies hoping to construct a cellulostic/biomass ethanol plant. A Canadian company, Iogen Corporation, also currently produces approximately 1,000,000 gallons of ethanol annually from wheat, oat and barley straw.

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

Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy's profitability. Although it is difficult to predict if any new fuel additives will be developed, it will likely occur at some point, and it could be in the near future.

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete. There will be increased incentives to develop alternatives to petroleum based fuel products if gasoline prices stay at the current levels.

Loss Of Rights To Technology Or The Occurrence Of Technological Advances Could Make Lincolnway Energy's Ethanol Plant Obsolete. Lincolnway Energy obtained its right to use the various software, patents and other technologies necessary to its ethanol plant under license agreements with third parties. The termination of those license agreements or other loss of the right to use any necessary technology would have material adverse effects on the ethanol plant and on Lincolnway Energy.

Technological advances in the processes and procedures for producing ethanol are continually occurring, and further ongoing advances should be expected. It is possible that those advances could make the processes and procedures that are utilized at Lincolnway Energy's ethanol plant obsolete or inefficient or cause the ethanol and/or other by-products produced at the ethanol plant to not be as high of quality as plants which utilize any new or advanced technology. Any modifications or changes to Lincolnway Energy's ethanol plant to utilize any new technology could be technologically or cost prohibitive, and will in all events at least initially reduce Lincolnway Energy's profitability.

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

The various companies that provide marketing and other services to Lincolnway Energy are also not required to devote their full time or attention to those services, and they will very likely be involved in other ethanol plants and ethanol related businesses and possibly other businesses or ventures, including having ownership or other interests in other ethanol plants. The companies will therefore experience conflicts of interest in allocating their time and services between Lincolnway Energy and their various other ethanol plants or business ventures. The companies providing ethanol and distiller's grains marketing services to Lincolnway Energy will be providing those same services to other ethanol plants, and may experience conflicts of interest in allocating favorable sales and sales when the supply of ethanol or distiller's grains exceeds the demand.

Risks Relating To Lincolnway Energy's Units.

Lincolnway Energy's Units Are Not A Liquid Investment. No market exists for Lincolnway Energy's units. A market will not develop for the units because the units are not freely transferable and can only be sold, assigned or otherwise transferred in compliance with the federal and applicable state securities laws and the terms and conditions of the amended and restated operating agreement and unit assignment policy of Lincolnway Energy, which require the prior approval of the board for all sales and assignments of any units. The restrictions set out in the securities laws, the amended and restated operating agreement and the unit assignment policy may at times preclude the transfer of a unit. The units are therefore not a liquid investment.

There Is No Guarantee Of Any Distributions From Lincolnway Energy. Lincolnway Energy is not required to make any distributions to its members. Lincolnway Energy will also be prohibited, or at least severely limited or restricted, from making any distributions under the terms of Lincolnway Energy's credit and loan agreements. Lincolnway Energy's financial situation may also not allow it to make any distributions to its members in any event. The payment of distributions will also always be at the discretion of the board of Lincolnway Energy and will depend on, among other things, the board's analysis of Lincolnway Energy's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions regarding the payment of distributions and any other considerations that the board deems relevant.

The Staggered Terms Of Lincolnway Energy's Board May Delay Or Prevent Lincolnway Energy's Acquisition By A Third Party. Lincolnway Energy's amended and restated operating agreement provides for three classes of directors, based upon the term of office, with each director holding a three year term. Some view that type of provision as making more difficult, or as deterring, a merger, tender offer or acquisition involving Lincolnway Energy that might result in the members receiving a premium for their units.

Taxation And Other Risks.

Members Will Owe Taxes On Lincolnway Energy's Profits But May Never Receive Any Distributions From Lincolnway Energy. Lincolnway Energy is not required to make any distributions, and it is possible that no distributions will be made by Lincolnway Energy, even if Lincolnway Energy has profits.

Any Lincolnway Energy profits will be taxable to its members in accordance with the members' respective percentage ownership of the units, whether or not the profits have been distributed. Even if distributions are made, the distributions may not equal the taxes payable by a member on the member's share of Lincolnway Energy's profits.

Lincolnway Energy could also sustain losses offsetting the profits of a prior tax period, so a member might never receive a distribution or be able to sell the member's units for an amount equal to the taxes which have already been paid by the member.

The Internal Revenue Service Could Challenge Allocations And Audit Lincolnway Energy's Tax Returns. The amended and restated operating agreement of Lincolnway Energy provides for the allocation of profits, losses and credits among the members. The Internal Revenue Service might challenge those allocations and reallocate various items in a manner which reduces deductions or increases income to the members, both of which would result in additional tax liability for members.

The Internal Revenue Service might also audit Lincolnway Energy's returns, and adjustments might be required as a result of an audit. If an audit results in an adjustment, members could be required to file amended returns and to pay back taxes, plus interest and possibly penalties. The members' tax returns might also be audited.

The Tax Laws May Change To The Detriment Of Lincolnway Energy And Its Members. It is possible that the current federal and/or state tax treatment given to an investment in the units or to Lincolnway Energy may be changed by subsequent legislative, administrative or judicial action. Any such changes could significantly alter the tax consequences and decrease the after tax rate of return on investment in the units.

For example, although Lincolnway Energy anticipates being treated as a partnership for tax purposes, if for some reason Lincolnway Energy was classified or treated as a corporation, or Lincolnway Energy's board determined that it would be beneficial for Lincolnway Energy and its members for Lincolnway Energy to become taxed as a corporation, Lincolnway Energy would pay corporate income tax and no profits or losses would flow through to the members. The payment of taxes by Lincolnway Energy would lower the cash available for distribution to the members, and any distributions would be taxed to the members as dividends.

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

Lincolnway Energy 's use of its software and other computer systems will be subject to attack by computer hackers and to failure or interruption through viruses or acts of God or other occurrences beyond the control of Lincolnway Energy, such as computer failure, communications line failure, power failure, mechanical failure, equipment malfunction or failure, and lightning.

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

Lincolnway Energy has not, however, received any written comments from the Securities and Exchange Commission regarding Lincolnway Energy's periodic or current reports under the Securities Exchange Act of 1934 that have not been resolved.

Item 2.	Properties.

Lincolnway Energy's office and its ethanol plant are located on approximately 160 acres in Story County, Iowa, near Nevada. Iowa. Lincolnway Energy owns the real estate and its office and ethanol plant, but all of those properties are subject to a first mortgage and security interest held by Lincolnway Energy's primary lender, CoBank, and to other mortgages and security interests held by the Iowa Department of Economic Development, the Iowa Department of Transportation, and Fagen, Inc.

Lincolnway Energy's office building has approximately 1,400 square feet. Lincolnway Energy utilizes the office building for office space for Lincolnway Energy's management and other staff. Lincolnway Energy was utilizing approximately 90% of the available office space as of the date of this annual report, with the remaining 10% of the available office space being available to accommodate any staff expansion. The office building also includes grain receiving facilities.

Lincolnway Energy's ethanol plant and related facilities include the following material buildings and related fixtures and equipment:

•	process building containing lab, offices and control room;
•	maintenance building containing offices, storage and a welding shop;
•	administration building containing furniture and fixtures, office equipment, computers, telephone system, board room and grain receiving; and
•	rail tracks and rail spur, paved access roads, dryers, evaporators, fermenters, grain bins and storage facilities for ethanol and distiller's grains.

Lincolnway Energy's ethanol plant has a nameplate capacity of 50,000,000 gallons of ethanol per year, and at that capacity will generate approximately 144,000 tons of distiller's grains per year. The ethanol plant became operational in May 2006, and the first full month of production at full capacity was July of 2006. Lincolnway Energy has attempted to operate the plant at full capacity since that time, subject to normal shutdown and other maintenance related days and matters.

Lincolnway Energy also owns approximately 93 acres of real estate which is adjacent to the 160 acre parcel noted above. Lincolnway Energy may utilize the real estate as part of any expansion of its business or to construct additional rail facilities, but anticipates custom farming the land during 2008.

Lincolnway Energy also leases 90 rail cars which are used for transporting distiller's grains. The lease has a 5 year term which is scheduled to expire on March 25, 2011.

Lincolnway Energy also leases various miscellaneous office equipment and equipment utilized in the operation of the ethanol plant.

Item 3.	Legal Proceedings.

Except as set forth in the following paragraph, as of the date of this annual report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. Except as set forth in the following paragraph, as of the date of this annual report, Lincolnway Energy was not aware that any governmental authority was contemplating any such proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

On December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action. The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting. Lincolnway Energy will attempt to reach a negotiated settlement of all allegations. Lincolnway Energy cannot predict the outcome, however it is likely that settlement will include a monetary penalty, although an amount cannot be predicted at this time. Settlement may also include repermitting regarding air emissions and an injunction concerning future activities. If repermitting becomes necessary, Lincolnway Energy could be subject to higher ongoing compliance and operating costs. Counsel for Lincolnway Energy has spoken with the Iowa Attorney General's office about a schedule for negotiating settlement of the allegations, but a timeline has not yet been established. Lincolnway Energy is hopeful that it will be able to reach a settlement of the allegations, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of these allegations. Lincolnway Energy was therefore unable at the time of the preparation of this annual report to determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy, but the outcome (even if through settlement) could have material adverse effects on Lincolnway Energy's business and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

A vote on the election of the two director positions which were not filled by the May 2, 2007 ballot vote by the members was taken by ballot pursuant to a proxy statement that was first mailed to the members on or about July 9, 2007. Ballots were accepted by Lincolnway Energy until 3:00 p.m. on July 27, 2007.

There were five nominees for the two director positions. Under the amended and restated operating agreement that was approved by the members on June 29, 2007, the directors of Lincolnway Energy are elected by the vote of a plurality of the units voted in the election, so the two nominees who received the highest number of votes in the July 27, 2007 ballot vote of the members were elected as directors.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, with respect to the five nominees for election as a director was as follows:

Name	For	Against or Withheld	Abstentions	Broker Non-Votes
David Eggers	12,525	-	-	-
Lad Grove	760	-	-	-
David Hassebrock	8,896	-	-	-
Richard Johnson	15,852	-	-	-
Kurt Olson	17,177	-	-	-

As reflected by the above table, Richard Johnson and Kurt Olson received the highest number of votes cast by the ballots which were returned to Lincolnway Energy, so they were each elected to serve as a director until the annual meeting of the members which will be held in 2010 and until their respective successor is elected and qualified.

The other directors whose term of office as a director continued after the vote were William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, Brian Conrad, Rick Vaughan and Jim Hill.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units. Lincolnway Energy had 42,049 outstanding units as of November 30, 2007, which were held of record by 970 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2007.

Lincolnway Energy's units are not listed on any exchange, and there is no public trading market for Lincolnway Energy's units. An investment in Lincolnway Energy's units is not a liquid investment because the amended and restated operating agreement of Lincolnway Energy establishes various conditions on the issuance of additional units and various restrictions on the sale, assignment or other transfer of units.

The amended and restated operating agreement of Lincolnway Energy provides that the board of Lincolnway Energy may not issue any units for a consideration or value of less than $500 per unit, issue more than an aggregate of 45,608 units, or issue any units to any director or officer of Lincolnway Energy in their capacity as such, without the vote of the members holding at least a majority of the outstanding units represented at a meeting at which a quorum of the members is present. The members holding at least 25% of the outstanding units constitutes a quorum at any meeting of the members.

The amended and restated operating agreement of Lincolnway Energy also provides that no member shall, directly or indirectly, own, hold or control more than 49% of the outstanding units at any time, unless the member exceeds that percentage by reason of Lincolnway Energy purchasing units. The amended and restated operating agreement provides that for this purpose a member will be deemed to indirectly own, hold and control all units which are owned by the member's spouse or any of the member's parents or minor children and by any entity of which any one or more of the member or any of those relatives owns at least 10% of the outstanding voting equity of the entity.

The amended and restated operating agreement of Lincolnway Energy also establishes restrictions on the sale, assignment or other transfer of units.

The amended and restated operating agreement provides that a member may not sell, transfer, assign or otherwise dispose of or convey any units, whether voluntarily or involuntarily, or grant a security interest in any units, except with the prior approval of the board of Lincolnway Energy and in compliance and accordance with the policies and procedures as may be adopted from time to time by the board. The board is authorized to adopt and implement those policies and procedures for any reasonable purpose, as determined by the board. A reasonable purpose includes prohibiting, restricting, limiting, delaying or placing conditions on any assignment which, alone or together with any other past or contemplated assignments, would or might reasonably be determined to:

•	Violate or cause Lincolnway Energy to violate or to otherwise be in noncompliance with any law, rule, regulation or order, including any securities law, rule, regulation or order;

•	Cause Lincolnway Energy to be taxed as a corporation for tax purposes, including by reason of Section 7704 of the Internal Revenue Code of 1986;

•
Result in the termination of Lincolnway Energy or Lincolnway Energy's tax year for tax purposes, including under Section 708 of the Internal Revenue Code of 1986, or cause the application to Lincolnway Energy of Sections 168(g)(1)(B) or 168(h) of the Internal Revenue Code of 1986 or similar or analogous rules;

•	Violate any term or condition of the amended and restated operating agreement, including the 49% ownership limitation noted above;

•
Violate or cause Lincolnway Energy to violate or to otherwise be in noncompliance with any law, rule, regulation or order applicable to Lincolnway Energy's selection or use of its then current fiscal year, including Section 444 of the Internal Revenue Code of 1986;

•	Require Lincolnway Energy to become licensed, registered or regulated as an investment company, a broker-dealer or any other form of regulated entity under any law, rule, regulation or order; or

•	Create or result in any fractional units.

The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy, Lincolnway Energy's current unit assignment policy mirrors the terms of the amended and restated operating agreement and provides that all assignments require the prior approval of the board, and that the board may prohibit, restrict, limit, delay or place conditions on any assignment which might have any of the effects described in the preceding subparagraphs. Several of those potential effects could be applicable to Lincolnway Energy at any given time.

One example that will be applicable to Lincolnway Energy on an ongoing basis arises from the fact that Lincolnway Energy is taxable as a partnership for income tax purposes. There are various statutes and regulations that Lincolnway Energy must comply with in order to maintain that tax classification. One applicable statute and related regulation is Section 7704 of the Internal Revenue Code of 1986 and the Section 1.7704-1 of the Treasury Regulations. Section 7704 provides, in general, that a partnership which becomes a publicly traded partnership under Section 7704 will be taxed as a corporation. Section 7704 provides that a publicly traded partnership is a partnership whose interests either are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent. Section 1.7704-1 sets forth some rules for making a determination of whether a partnership is readily tradable on a secondary market or the substantial equivalent for that purpose, and establishes some specified processes and procedures as "safe harbors" under the publicly traded partnership rules. The safe harbors include a limited matching service and a limited repurchase option.

The general rule under the publicly traded partnership rules is that no more than 2% of a partnership's outstanding units may be transferred during any taxable year, unless the partnership has established one of the safe harbors that are available under the publicly traded partnership rules. As noted above, the safe harbors include a limited matching service and a limited repurchase option. If one or both of those processes have been established, a partnership may permit the transfer of up to an aggregate of 10% of the partnership's outstanding units during any taxable year, so long as no more than 2% of the transfers occur outside of the matching service or the repurchase option and all of the other transfers are made in accordance with the terms of the matching service or the repurchase option.

Lincolnway Energy has established a qualified matching service on Lincolnway Energy's website, and the amended and restated operating agreement of Lincolnway Energy includes a repurchase provision which complies with the safe harbor for a repurchase option under the publicly traded partnership rules. There are numerous conditions and requirements in both the qualified matching service and the repurchase option, so neither provides any significant liquidity to units. Also, Lincolnway Energy has no obligation to purchase any units under the repurchase provisions in the amended and restated operating agreement.

Lincolnway Energy has not made any repurchases of its units pursuant to the repurchase provisions set forth in the amended and restated operating agreement.

There have been some sales of units pursuant to Lincolnway Energy's qualified matching service. The purchase price and other terms of any transactions pursuant to Lincolnway Energy's qualified matching service are, however, negotiated and established solely by the seller and the buyer. Lincolnway Energy does not endorse or recommend any sale of units and is not responsible for the fairness of the purchase price paid in any transactions made pursuant to the qualified matching service, or for the payment or other terms of any transaction. Lincolnway Energy therefore does not represent or guarantee in any way that any of the prices paid pursuant to the qualified matching service are fair or accurately reflect the value of Lincolnway Energy's units, and Lincolnway Energy does not endorse or recommend any sales of units at any of the prices listed by a member in the qualified matching service or on the same or similar terms.

The publicly traded partnership rules exclude some types of transfers from the 2% and 10% limitation. As an example, a gift of units by a member to certain family members of the member is not counted towards the 2% and 10% limitations.

Another example of a transfer limitation that currently will be applicable to Lincolnway Energy on an ongoing basis arises from the fact that Lincolnway Energy has elected to utilize a September 30 fiscal year end. Given that fact, no more than 5% of Lincolnway Energy's units can be owned by pass-through type entities, such as Subchapter S corporations, limited liability companies or partnerships. At the time of the preparation of this annual report, Lincolnway Energy was at the 5% maximum amount, so no transfers of any units to a pass-through type entity were permitted.

The amended and restated operating agreement and the unit assignment policy both contemplate that a member desiring to assign any units must present Lincolnway Energy with a unit assignment application and any other information requested by the board. The board is not required to act on a unit assignment application until the next regularly scheduled meeting of the board which follows the date on which Lincolnway Energy receives the completed and executed unit assignment application.

An assignment of a unit which is approved by the board will be effective for all purposes, including for purposes of allocations and distributions, only as of the date determined by the board, but the date must be within 32 days of the date of the approval of the assignment by the board. Lincolnway Energy believes that approach is necessary in order to provide a uniform effective date for assignments of units.

The unit assignment policy also provides that Lincolnway Energy may require the assigning member or the assignee to provide a legal opinion to Lincolnway Energy regarding the assignment, and that Lincolnway Energy may require that Lincolnway Energy be paid or reimbursed for all of its fees, costs and expenses incurred in connection with any assignment, including legal and accounting fees.

As of the date of this annual report, Lincolnway Energy did not have any equity compensation plans (including individual compensation arrangements) in place for any directors, officers, employees or other persons.

As of the date of this annual report, Lincolnway Energy had no plans to, and had not agreed to, register any of its units under any federal or state securities laws.

There were no outstanding warrants, options or other rights to purchase any units of Lincolnway Energy as of the date of this annual report, and there were no outstanding securities which were convertible or exchangeable into or for any units of Lincolnway Energy. Lincolnway Energy's units are not convertible in any other securities.

The payment of distributions to members by Lincolnway Energy is within the discretion of the board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The payment of distributions by Lincolnway Energy is also subject to Lincolnway Energy's compliance with the various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members.

Lincolnway Energy has declared three distributions since Lincolnway Energy was organized in May 2004. The first distribution was declared in November 2006 and was in the amount of $150 per unit, resulting in an aggregate distribution of $6,428,850. The second distribution was declared in May 2007, and was in the amount of $200 per unit, resulting in an aggregate distribution of $8,409,800. The third distribution was declared in November 2007, and was in the amount of $125 per unit, resulting in an aggregate distribution of $5,256,125.

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time.

Neither Lincolnway Energy nor any affiliated purchaser of Lincolnway Energy repurchased any of Lincolnway Energy's units during the period of July 1, 2007 to September 30, 2007.

Item 6.	Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2007, 2006 and 2005 and Period from May 19, 2004 (date of inception) to September 30, 2004, with respect to the statements of operations data, and as of September 30, 2007, 2006 and 2005 with respect to the balance sheet data. The data is qualified by, and must be read in conjunction with, Item 7 of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2007	2006	2005	2004

Revenues	$118,783,540	$44,883,457	$-	$-

Cost of goods sold	94,233,456	25,886,144	-

Gross profit	24,550,084	18,997,313	-	-

General and administrative expense	2,903,436	2,082,597	427,478	247,506

Operating income (loss)	21,646,648	16,914,716	(427,478)	(247,506)

Interest expense	(2,228,179)	(1,281,287)	-	-

Other income- interest and grant	536,897	274,292	625,679	3,728

Net income (loss)	$19,955,366	$15,907,721	$198,201	$(243,778)

Weighted average units outstanding	42,519	42,293	32,816	1,636

Net income (loss) per unit -basic diluted	$469.33	$376.13	$6.04	$(149.01)

Cash distributions per unit	$350.00	$-	$-	$-

Balance Sheet Data:	2007	2006	2005
Working Capital	$12,196,308	$6,548,336	$4,212,119
Net Property Plant & Equipment	71,617,762	78,170,697	35,125,192
Total Assets	88,820,957	93,027,237	43,084,240
Long-Term Obligations	24,743,372	29,548,706	1,100,000
Members’ Equity	59,968,965	55,662,249	38,640,778
Book Value per Member Unit	1,426	1,299	919

Lincolnway Energy, LLC was organized on May 19, 2004, and its ethanol plant became operational during May 2006. There was no comparative balance sheet data for 2004.

As discussed in Item 3 of this annual report, Lincolnway Energy is currently subject to enforcement proceedings by the Iowa Attorney General and the Iowa Environmental Protection Commission regarding certain alleged environmental law violations. Lincolnway Energy cannot predict at this time the outcome of those proceedings, but they could have material adverse effects on Lincolnway Energy’s business and financial condition.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this annual report. Lincolnway Energy's actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report. This Item should be read in conjunction with the financial statements and related notes and with the understanding that Lincolnway Energy's actual future results may be materially different from what is currently expected by Lincolnway Energy.

Overview

Lincolnway Energy is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Lincolnway Energy has been engaged in the production of ethanol and distillers grains since May 22, 2006, and the plant became fully operational on June 22, 2006. The ethanol plant produced 50,336,892 gallons of ethanol during the fiscal year ended September 30, 2007, with an average of 4,194,741 gallons of ethanol per month. The nameplate capacity of the plant is 50,000,000 gallons of ethanol per year. Lincolnway Energy had a planned shut down during the months of October 2006 and March 2007 to complete some maintenance work.

Lincolnway Energy's revenues are derived from the sale of Lincolnway Energy's ethanol to Renewables Fuels Marketing Group and of its distillers grains to Hawkeye Gold, LLC and Commodity Specialist Company until October 1, 2007.

Lincolnway Energy's ethanol is sold to Renewable Products Marketing Group (RPMG) pursuant to an ethanol marketing agreement between Lincolnway Energy and RPMG. Lincolnway Energy's ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by RPMG. Lincolnway Energy pays RPMG a pooling fee of $.01 per gallon, and RPMG pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool. Lincolnway Energy's agreement with RPMG had an initial term through June 2007, but Lincolnway Energy and RPMG are continuing to operate under the existing agreement while they attempt to negotiate a new agreement. Lincolnway Energy currently believes that it will be able to negotiate a satisfactory agreement with RPMG. Lincolnway Energy is dependent upon its agreement with RPMG for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

Lincolnway Energy's output of distiller's grains was sold to Commodity Specialists Company until October 1, 2007. Lincolnway Energy paid Commodity Specialists Company a fee of 2% of the FOB plant price of the dried distiller's grains and 4% of the FOB plant price for wet distiller's grains that were sold by Commodity Specialists Company.

Lincolnway Energy's output of distiller's grains is now sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement that became effective on October 1, 2007. Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grains in question or a per-ton fee of $1.30 for the dried distiller's grains. The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains in question or a per-ton fee of $1.00 for the wet distiller's grains. The Distiller's Grains Marketing Agreement can be terminated by either Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice. Lincolnway Energy must pay a termination fee if it terminates the Distiller's Grains Marketing Agreement during the first 12 months under the Distiller's Grains Marketing Agreement. The termination fee is an amount equal to the marketing fees paid to Hawkeye Gold, LLC during the three full calendar months which preceded the effective termination date. Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

Lincolnway Energy's operating income or loss is significantly tied to the price at which ethanol and distiller’s grain are sold. Historically, the price of ethanol tended to fluctuate in the same direction as the price of unleaded gas and other petroleum prices. The historical trend suddenly reversed, however, in April 2007, with wholesale ethanol prices falling below the rising wholesale price of unleaded gas. Surplus ethanol supplies and lack of infrastructure to blend and distribute the large production of ethanol is putting a downward pressure on ethanol prices. The price of distillers grains generally tends to fluctuate based on the price of substitute livestock feed, such as corn and soybean meal. Surplus grains tend to put downward price pressure on distillers grains.

Comparability of Operating Data

Since Lincolnway Energy only became operational in May 2006, Lincolnway Energy does not have a full 12 months of prior fiscal year income, production, sales or other data to use for comparison purposes against the fiscal year ended September 30, 2007. Lincolnway Energy is accordingly not providing a comparison of Lincolnway Energy's financial results between reporting periods in this annual report, but the fact that Lincolnway Energy did not start producing ethanol until May 2006 must be kept in mind when making any comparison or review of Lincolnway Energy's fiscal year ended September 30, 2006 and the fiscal year ended September 30, 2007.

Plan of Operations for the Next 12 Months

Lincolnway Energy is in the final stages of deciding on a technology and equipment supplier to provide Lincolnway Energy with corn oil extraction equipment. Over the past few months numerous equipment tests have been conducted and results are currently being analyzed to determine the best fit for Lincolnway Energy. Once the installation of equipment is complete, Lincolnway Energy will have the ability to extract corn oil from a portion of the thin stillage.

Lincolnway Energy has also recently begun to evaluate technology that would allow a portion of the dry ingredients used in fermentation to be purchased in liquid form. The use of those ingredients in liquid form would allow Lincolnway Energy to automate the process and reduce risk of injury, by eliminating the need to handle numerous heavy bags required for each fermentation batch.

Lincolnway Energy installed a steam separator to the steam supply system on June 1, 2007. The installation has improved steam quality and has reduced water treatment costs. Lincolnway Energy will continue to explore ways to reduce steam usage, which will in effect reduce energy costs.

Lincolnway Energy continues to explore ways to speed the fermentation process and increase ethanol yields, which is especially important as corn costs continue to rise.

Air and Water Permit Compliance

As discussed in Item 3 of this annual report, Lincolnway Energy is currently subject to enforcement proceedings by the Iowa Attorney General and the Iowa Environmental Protection Commission regarding certain alleged environmental law violations. Lincolnway Energy cannot predict at this time the outcome of those proceedings, but they could have material adverse effects on Lincolnway Energy’s business and financial condition.

Lincolnway Energy is scheduled to conduct a third round of stack emissions compliance testing during mid to late December 2007. Lincolnway Energy had previously conducted stack emissions testing in December 2006 and June 2007. The June 2007 test showed lower emissions than the stack test conducted in December 2006. The stack emissions tests to be conducted during mid to late December 2007 are important tests, and will hopefully confirm the results of the June 2007 test as correct. Lincolnway Energy will not know the results of the stack emissions tests for approximately two to four months.

As noted above, one possibility from the proceedings being conducted by the Iowa Attorney General and the Iowa Environmental Protection Commission is that Lincolnway Energy may need to be repermitted with respect to air emissions. Any repermitting of Lincolnway Energy's ethanol plant could increase Lincolnway Energy's ongoing compliance and operations costs.

Lincolnway Energy completed the installation of various equipment in July 2007 to attempt to address the exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit. The tests since the installation of the equipment have shown significant improvements in both the iron and total suspended solid limits in Lincolnway Energy's wastewater, and Lincolnway Energy is hopeful that with additional training in the use and maintenance of such equipment, Lincolnway Energy will be able to stay within the limits of its NPDES wastewater discharge permit.

Water Conservation

Lincolnway Energy is currently working with technology providers to attempt to find a system that will reduce plant water consumption. The technologies vary greatly in cost, and the mineral content of Lincolnway Energy's water supply creates some challenges. Lincolnway Energy is hopeful, however, that it will be able to identify a cost effective solution.

Financial Summary and Analysis of Fiscal Year Ended September 30, 2007

Lincolnway Energy's net income for the fiscal year ended September 30, 2007 was approximately $20 million, consisting of $21.6 million of operating income, $0.5 million of other income (consisting of grants and interest income), and offset by $2.2 million of interest expense.

Revenues for the fiscal year ended September 30, 2007 were approximately $118.8 million, consisting of $103.0 million of ethanol sales (87%) and $15.8 million in distiller's grain sales (13%). Lincolnway Energy sold approximately 50.1 million gallons of ethanol at an average price of $2.05 per gallon, 140,000 tons of dried distillers grain at an average price of $110.00 per ton and 16,506 tons of wet distillers grain at an average price of $24.00 per ton during the fiscal year ended September 30, 2007. The increase in revenues for the fiscal year ended September 30, 2007 resulted from a full year of operations compared to the prior year that only had four months of production. In April 2007, Lincolnway Energy started entering into derivative contracts to hedge their exposure to price risk as it relates to ethanol sales. For the year ended September 30, 2007 revenues included an unrealized gain of $514,464. While Lincolnway Energy anticipates continued strong demand for ethanol, Lincolnway Energy is uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2007 totaled approximately $94.2 million. Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, ethanol and distillers grain freight expense and marketing fees. Cost of goods sold also includes a combined unrealized and realized net gain of $2,702,925 from derivative instruments, and which is recognized in corn costs.

Corn costs for the fiscal year ended September 30, 2007 totaled approximately $59.7 million. Approximately 17.5 million bushels of corn was ground during the fiscal year at an average cost of $3.42 per bushel. Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 61% of cost of goods sold for the fiscal year ended September 30, 2007. Lincolnway Energy recognizes the gains and losses that result from the changes in value of Lincolnway Energy's derivative instruments in corn costs as the changes occur. As corn prices fluctuate, the value of Lincolnway Energy's derivative instruments are impacted, which affects Lincolnway Energy's financial performance. Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2007 totaled approximately $6.7 million or 8% of cost of goods sold. Energy costs consist of coal costs and electricity and propane costs. For the fiscal year ended September 30, 2007, Lincolnway Energy purchased approximately 92,000 tons of coal at an approximate total cost of $4.3 million. Electricity and propane costs amounted to approximately $2.4 million.

Ingredient costs for the fiscal year ended September 30, 2007 totaled approximately $6.0 million or 6% of cost of goods sold. Ingredient costs consist of denaturant and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $4.7 million, or 5% of cost of goods sold, for the fiscal year ended September 30, 2007.

Depreciation totaled approximately $7.3 million, or 8% of cost of goods sold, for the fiscal year ended September 30, 2007.

Ethanol and distiller’s grain freight expense and marketing fees totaled approximately $11.8 million, or 12% of cost of goods sold, during the fiscal year ended September 30, 2007.

Financial Summary and Analysis of Fourth Quarter 2007

The fourth quarter of 2007 is the first full quarter where there is comparable data available for 2006 and so the following paragraphs compare those periods.

As of September 30, 2007, Lincolnway Energy had the following assets: cash and cash equivalents of $7,856,908, current assets of $16,304,928 and total assets of $88,820,957. As of September 30, 2007, Lincolnway Energy had current liabilities of $4,108,620 and long-term debt of $24,743,372. Members' equity was $59,968,965 as of September 30, 2007, consisting of retained earnings of $20,978,860 and members' contributions, net of cost of raising capital, of $38,990,105.

Current assets increased by $ 1,940,310 from September 30, 2006 to September 30, 2007 due to an increase in cash balances and inventories offset by a decrease in trade accounts receivable and derivative instruments. Current liabilities decreased by $3,707,662 from September 30, 2006 to September 30, 2007 due to a decrease in current maturities of long-term debt. Long-term debt decreased by $4,805,334 from September 30, 2006 to September 30, 2007. The decrease in liabilities is due from paying down debt on Lincolnway Energy's construction term loan.

Lincolnway Energy's net income totaled approximately $1.7 million during the fourth quarter of fiscal year 2007, which was a decrease from net income of approximately $13.4 million in the fourth quarter of fiscal year 2006. This decrease is due to a combination of a decrease in ethanol price and an increase in corn costs from the fourth quarter of fiscal year 2007 to the fourth quarter of fiscal year 2006.

Revenues from operations for the fourth quarter of fiscal year 2007 totaled approximately $29.0 million, down from approximately $34.0 million in the fourth quarter of fiscal year 2006. Net gallons of denatured ethanol sold totaled approximately 12,700,000 in the fourth quarter of fiscal year 2007, compared to 13,400,000 gallons in the fourth quarter of fiscal year 2006. The approximate 700,000 gallon difference between quarters is due to ethanol unit trains being loaded, but not yet released to the common carrier at the end of the fourth quarter of fiscal year 2007, which resulted in higher finished goods inventory because revenue is not recognized until the unit trains are released to the common carrier. Lincolnway Energy experienced a 13% decrease in ethanol prices in the fourth quarter of fiscal year 2007, when compared to the fourth quarter of fiscal year 2006. While Lincolnway Energy anticipates continued strong demand for ethanol, Lincolnway Energy is uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continued to expand.

Lincolnway Energy sold approximately 41,000 tons of distiller's grains in the fourth quarter of fiscal year 2007, compared to 38,000 tons in the fourth quarter of fiscal year 2006. Lincolnway Energy experienced an 18% increase in distillers grain price for the fourth quarter of 2007 compared to the fourth quarter of 2006.

Lincolnway Energy's cost of goods sold for the fourth quarter of fiscal year 2007 totaled approximately $26.5 million, which was an increase from approximately $19.2 million in the fourth quarter of fiscal year 2006. The increase is due to an approximate 130% increase in corn costs and an approximate 38% reduction of denaturant usage. Denaturant usage has decreased due to the escalating price increase in unleaded gas compared to ethanol.

General and administrative expenses for the fourth quarter of fiscal year 2007 totaled approximately $.620 million, compared to $.670 million in the fourth quarter of fiscal year 2006. The net decrease of $.05 million is due to a reduction of professional fees, marketing fees and administrative labor costs for the fourth quarter of fiscal year 2007.

Other income and expense for the fourth quarter of fiscal year 2007 totaled approximately $.41 million net expense, compared to $.89 million net expense in the fourth quarter of fiscal year 2006. The decrease in net expense is due to a decrease in interest expense for the fourth quarter of fiscal year 2007. Long-term debt and interest rates decreased for the fourth quarter of fiscal year 2007 compared to the fourth quarter of fiscal year 2006.

Financial Summary and Analysis of Fiscal Year Ended September 30, 2006

Lincolnway Energy started ethanol production operations on May 22, 2006. Accordingly, the income, production and sales data for the year ended September 30, 2006 do not reflect a full year of operations.

Lincolnway Energy's net income for the year ended September 30, 2006 was approximately $15.9 million, consisting of $16.9 million of operating income, $0.3 million of other income (consisting of grants and interest income), and offset by $1.3 million of interest expense.

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

Lincolnway Energy's cost of goods sold for the year ended September 30, 2006 totaled approximately $25.9 million. Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, ethanol and distillers grain freight expense and marketing fees. Also included in cost of goods sold, which is recognized in corn costs, is a combined unrealized and realized net gain of $515,300 from derivative instruments.

Corn costs for the year ended September 30, 2006 totaled approximately $12.8 million. Approximately 6.9 million bushels of corn were purchased for the year at an average cost of $1.86 per bushel. Corn costs represented 50% of cost of goods sold for the year ended September 30, 2006. Lincolnway Energy recognizes the gains and losses that result from the changes in value of Lincolnway Energy's derivative instruments in corn costs as the changes occur. As corn prices fluctuate, the value of Lincolnway Energy's derivative instruments are impacted, which affects Lincolnway Energy financial performance. Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the September 30, 2007 and 2006 balance sheets at their fair market value. Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

During the fiscal years ended September 30, 2007 and 2006, Lincolnway Energy had combined realized and unrealized net gain for corn derivative instruments of $2,702,925 and $515,300, respectively. Unrealized (losses) and gains of $(117,475) and $1,313,212 are included in derivative financial instruments on the balance sheet as of September 30, 2007 and 2006, respectively. During the fiscal year ended September 30, 2007, Lincolnway Energy had recorded an unrealized gain for ethanol sales derivative instruments of $514,464. There was no realized or unrealized gain or loss for ethanol sales during the fiscal year ended September 30, 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales" under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy's financial statements. As of September 30, 2007, Lincolnway Energy had outstanding commitments for approximately 516,000 bushels of corn amounting to approximately $1.750 million under a forward contract and approximately 2,565,000 bushels of corn under several basis contracts in which the related commodity will be delivered through July 2008.

Liquidity and Capital Resources

For the fiscal year ended September 30, 2007, cash provided by operating activities was $30.3 million, compared to cash provided by operating activities of $11.4 million for the fiscal year ended September 30, 2006. The increase is due to there having been a full year of operations in fiscal year 2007, as compared to only four months of operations in fiscal year 2006, which increased net income and depreciation.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $45.5 million for the fiscal year ended September 30, 2007, when compared to the fiscal year ended September 30, 2006. The decrease is due to plant construction having been completed during fiscal year 2006.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors. Net cash provided by financing activities decreased by $58.5 million for the fiscal year ended September 30, 2007, when compared to the fiscal year ended September 30, 2006. The net decrease is primarily due to decreased borrowings for the plant construction of $47.3 million, payment of member distributions of $14.8 million and a change in membership units of $1.6 million. The decrease was offset by the reduction in debt payments of $(5.2) million.

Lincolnway Energy expects to have available cash to meet Lincolnway Energy's currently anticipated liquidity needs for the 2008 fiscal year.

Lincolnway Energy has a construction and term loan with Co-Bank. The interest rate under the term loan is a variable interest rate based on the prime rate less .05%. The loan requires 30 principal payments of $1,250,000 per quarter. The quarterly payments commenced in December 2006 and will continue through March 2014, with the final installment due in May 2014. The loan requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets. The loan also includes certain prepayment penalties, but as of September 30, 2007, Lincolnway Energy had been allowed to make prepayments of $16,250,000 without any penalty. As of September 30, 2007, the balance remaining on Lincolnway Energy’s construction loan was $22,750,000.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility with Co-Bank. The interest rate under the credit facility agreement is a variable interest rate based on the prime rate less .05%. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility requires the maintenance of certain financial and nonfinancial covenants. The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets. The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly. The agreement also includes certain prepayment penalties. There was no balance remaining on the facility as of September 30, 2007.

Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above. There was no loan outstanding under Lincolnway Energy's construction/revolving term credit agreement.

Lincolnway Energy also has subordinated debt financing which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5%. Principal is due in full under both of those notes at maturity on May 22, 2021 and November 17, 2014, respectively.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007. Payments began on July 1, 2007. Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development. The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008. As of December 15, 2007, Lincolnway Energy had made payments totaling $32,500 on the Iowa Department of Economic Development $300,000 loan agreement and $22,563 on the Iowa Department of Transportation agreement.

Lincolnway Energy entered into an agreement with an unrelated entity on March 3, 2006 to lease railcars. The 5 year term of the agreement will end in March 2011. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy's obligations under the agreement. The letter of credit facility was initially funded through a $4,000,000 revolving credit agreement with Co-Bank. On April 11, 2007, the $4,000,000 revolving credit agreement was reduced to $351,000, the amount of the above mentioned letter of credit. The $351,000 revolving credit agreement was cancelled on July 3, 2007, however, because an amendment was made to the railcar lease agreement on June 19, 2007, that allowed Lincolnway Energy to purchase a certificate of deposit for $351,000 in lieu of the letter of credit. The deposit will mature on June 20, 2008 and will be automatically renewed. Interest is paid to Lincolnway Energy on the certificate of deposit on a quarterly basis.

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's consolidated contractual obligations and commitments as of September 30, 2007:

	Payment Due By Period
Contractual Obligations	Total	Less than One Year	Two to Three Years	Four to Five Years	More than Five Years
Long-Term Debt Obligations	$26,066,718	$1,323,346	$10,154,643	$10,131,219	$4,457,510
Interest Obligation of Long-Term Debt	6,707,915	1,809,035	2,868,112	1,324,037	706,731
Operating Lease Obligations	2,469,494	738,168	1,435,954	295,372	-
Purchase Obligations
Coal Supplier Commitment	21,468,000	4,101,600	8,443,200	8,923,200	-
Corn Supplier Commitment	1,750,000	1,750,000	-	-	-
Anhydrous Ammonia Commitment	89,099	89,099	-	-	-
Denaturant Commitment	704,410	704,410	-	-	-
Total	$59,255,636	$10,515,658	$22,901,909	$20,673,828	$5,164,241

Off-balance Sheet Arrangements

Lincolnway Energy has the following contractual commitments that could have a current or future effect on Lincolnway Energy's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Lincolnway Energy has an agreement with the Heart of Iowa Cooperative (HOIC), a member of Lincolnway Energy, pursuant to which HOIC may be required to provide 100% of Lincolnway Energy's requirements of corn for use in the operation of the ethanol plant. The agreement became effective when Lincolnway Energy began accepting corn for use at the ethanol plant in May 2006 and may continue for a period of 20 years. Lincolnway Energy paid HOIC a handling fee of $.075 per bushel of corn until July 2007, when the handling fee was reduced to $.0675 per bushel. The handling fee was reduced because Lincolnway Energy purchased its own locomotive and would no longer be using HOIC's locomotive as otherwise permitted under the agreement. If Lincolnway Energy chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, Lincolnway Energy will be required to pay HOIC $.03 per bushel of corn. The agreement may be terminated by Lincolnway Energy or HOIC before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination.

Lincolnway Energy purchased corn from HOIC under the agreement totaling $59,189,376 and $14,878,595 for the fiscal years ended September 30, 2007 and 2006, respectively. As of September 30, 2007, Lincolnway Energy had one corn cash contract with HOIC with a commitment of approximately $1,750,000 and also several basis contracts representing approximately 2,565,000 bushels of corn. The contracts mature on various dates through July 2008. Lincolnway Energy also made some miscellaneous purchases from HOIC (storage fees, fuel, propane and locomotive costs) amounting to $375,213 and $245,662 for the fiscal years ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006, the amount due to HOIC was $89,812 and $127,683, respectively.

Lincolnway Energy purchases anhydrous ammonia from Prairie Land Cooperative, a member of Lincolnway Energy. The total purchases for the fiscal years ended September 30, 2007 and 2006 were $552,677 and $129,601, respectively. As of September 30, 2007 and 2006, the amount due to Prairie Land Cooperative was $78,401 and $35,356, respectively. As of September 30, 2007, Lincolnway Energy had a purchase commitment with Prairie Land Cooperative of $89,099.

Lincolnway Energy has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement was amended in various ways pursuant to an amendment that was entered into on October 1, 2007. The agreement allows Lincolnway Energy to purchase up to 220,000 tons of coal per year at a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement. The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors. For example, the transportation price is subject to quarterly adjustment, upward or downward (but never below the initial transportation price stated in the agreement), by 100% of the quarterly percentage change in the All Inclusive Index--Less Fuel, and to a monthly adjustment, upward but not downward, through the addition of a fuel surcharge determined by the amount by which the average Retail On Highway Diesel Fuel Price of the U.S. exceeds a specified amount per gallon. The transportation price will also be increased on the scheduled adjustment dates set out in the agreement. The coal price adjustments are based upon, in general, any increased costs as a result of any changes in laws, changes in inflation as determined by designated indices, and the quality of the coal. Lincolnway Energy is required to pay a penalty of $16.00 per ton if Lincolnway Energy fails to purchase a minimum of 80,000 tons of coal in any calendar year. The $16.00 per ton penalty amount is subject to adjustment as provided in the agreement. The agreement will expire by its terms on January 1, 2013. For the fiscal years ended September 30, 2007 and 2006, Lincolnway Energy purchased $4,257,613 and $1,752,646, respectively, of coal under the agreement.

Lincolnway Energy has a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 352,205 gallons of denaturant at the national gasoline daily average plus $.27/usg. The term of the contract is from October 1, 2007 through December 31, 2007. The total purchase commitment at September 30, 2007 was $704,410. For the fiscal years ended September 30, 2007 and 2006, Lincolnway Energy purchased $3,162,301 and $1,720,321, respectively, of denaturant.

Employees

As of December 15, 2007, Lincolnway had 45 employees in the following general positions:

Position	# Employed
President and Chief Executive Officer	1
Chief Financial Officer	1
Plant Manager	1
Merchandising/Logistics Manager	1
Controller	1
Lab Supervisor	1
Production Manager	1
Maintenance Manager	1
Logistics Supervisor	1
Admin/Clerical	6
Shift Supervisors	4
Maint/Instrument Technicians	8
Lab Technicians	1
Plant Operators	17
Total	45

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to risks inherent in Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks. The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

Lender	Principal Balance as of September 30, 2007	Interest Rate

Co-Bank	$22,750,000	7.7%
IA Department Economic Development	372,500	0.0%
IA Department of Transportation	477,437	2.11%
Fagen, Inc.	1,216,781	5.0%
Fagen, Inc.	1,250,000	4.0%
	$26,066,718

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed at the interest rates specified above. The interest rates under all of the CoBank loan agreements are at prime, less .05%, and were at 7.7% per annum as of September 30, 2007.

A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $227,500 during the fiscal year ending September 30, 2008.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Ethanol and distillers grains prices are, however, influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. For example, if corn costs were to increase $.10 cents from one year to the next, the impact on cost of goods sold would be approximately $1.87 million for the year. Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2007 and September 30, 2006 was approximately $3.42 per bushel and $2.12 per bushel, respectively.

Over the five year period from September 30, 2001 through September 30, 2006, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $1.86 per bushel in November 2005 to a high of $3.35 per bushel in April 2004, with prices averaging $2.30 per bushel over that five year period. During the fiscal year ended September 30, 2007, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $3.085 per bushel in July to a high of $4.37 per bushel in February. On December 7, 2007, the Chicago Board of Trade price per bushel of March 2008 corn was $ 4.115.

Although Lincolnway Energy believes that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain (realized and unrealized) that was included in its earnings for the fiscal year ended September 30, 2006 was $515,300, as opposed to $2,702,925 for the fiscal year ended September 30, 2007.

Another important raw material for the production of Lincolnway Energy's ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management, including based upon changes in certain inflation type indices, increases in transportation costs and the quality of the coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 5% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2007.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers or suppliers to purchase ethanol or sell Lincolnway Energy raw materials on a fixed basis, Lincolnway Energy's views as to future market trends, seasonable factors and the cost of futures contracts.

Item 8.	Financial Statements and Supplementary Data.

Contents

Report of Independent Registered Public Accounting Firm	1

Financial Statements
Balance Sheets	2-3
Statements of Operations	4
Statements of Member Equity	5
Statements of Cash Flows	6-7
Notes to Financial Statements	8-17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC
Nevada, Iowa

We have audited the balance sheets of Lincolnway Energy, LLC as of September 30, 2007 and 2006, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with U.S. generally accepted accounting principles.

December 20, 2007

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of separate and independent legal entities.

Lincolnway Energy, LLC

Balance Sheets
September 30, 2007 and 2006

	2007	2006

ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$7,856,908	$4,731,873
Certificates of deposit	779,050	-
Due from broker	845,169	701,448
Trade and other accounts receivable (Note 7)	2,475,593	4,472,238
Inventories (Note 3)	3,671,529	2,988,794
Prepaid expenses and other	162,215	157,053
Derivative financial instruments (Note 8)	514,464	1,313,212
Total current assets	16,304,928	14,364,618

PROPERTY AND EQUIPMENT
Land and land improvements	6,966,137	4,874,727
Buildings and improvements	1,587,836	1,385,202
Plant and process equipment	73,319,932	72,860,565
Construction in progress	92,513	1,190,762
Office furniture and equipment	332,986	544,620
	82,299,404	80,855,876
Accumulated depreciation	(10,681,642)	(2,685,179)
	71,617,762	78,170,697

OTHER ASSETS
Financing costs, net of amortization of 2007 $80,448 and 2006 $37,543	391,514	434,419
Deposit	504,753	55,503
Investments	2,000	2,000
	898,267	491,922

	$88,820,957	$93,027,237

See Notes to Financial Statements.

2

	2007	2006

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,772,703	$1,578,598
Accounts payable, related party (Note 6)	169,088	163,039
Current maturities of long-term debt (Note 4)	1,323,346	5,063,837
Accrued expenses	726,008	1,010,808
Derivative financial instruments (Note 8)	117,475	-
Total current liabilities	4,108,620	7,816,282

LONG-TERM DEBT, less current maturities (Note 4)	24,743,372	29,548,706

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 10)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049 and 42,859, respectively units issued and outstanding	38,990,105	39,800,105
Retained earnings	20,978,860	15,862,144
	59,968,965	55,662,249
	$88,820,957	$93,027,237

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005

Revenues (Note 7)	$118,783,540	$44,883,457	$-

Cost of goods sold	94,233,456	25,886,144	-

Gross profit	24,550,084	18,997,313	-

General and administrative expenses	2,903,436	2,082,597	427,478

Operating income (loss)	21,646,648	16,914,716	(427,478)

Other income (expense):
Grants	-	151,859	73,141
Interest income	445,703	117,732	552,538
Interest expense	(2,228,179)	(1,281,287)	-
Other	91,194	4,701	-
	(1,691,282)	(1,006,995)	625,679

Net income	$19,955,366	$15,907,721	$198,201

Weighted average units outstanding	42,519	42,293	32,816

Net income per unit - basic and diluted	$469.33	$376.13	$6.04

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2007, 2006 and 2005

		Retained
	Member	Earnings
	Contributions	(Deficit)	Total

Balance, September 30, 2004	$962,000	$(243,778)	$718,222
Issuance of 40,125 membership units	38,118,750	-	38,118,750
Offering costs	(394,395)	-	(394,395)
Net income	-	198,201	198,201
Balance, September 30, 2005	38,686,355	(45,577)	38,640,778
Issuance of 810 membership units (Note 2)	810,000	-	810,000
Compensation from issuance of membership units	303,750	-	303,750
Net income	-	15,907,721	15,907,721
Balance, September 30, 2006	39,800,105	15,862,144	55,662,249
Repurchase of 810 membership units (Note 2)	(810,000)	-	(810,000)
Distributions ($350 per unit)	-	(14,838,650)	(14,838,650)
Net income	-	19,955,366	19,955,366
Balance, September 30, 2007	$38,990,105	$20,978,860	$59,968,965

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,955,366	$15,907,721	$198,201
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,053,101	2,715,906	6,221
Loss of disposal of property and equipment	121,786	-	-
Compensation expense- issuance of membership units	-	303,750	-
Changes in working capital components:
(Increase) in prepaid expenses and other	(5,162)	(113,009)	(35,844)
(Increase) decrease in trade and other accounts receivable	1,996,645	(4,472,238)	-
(Increase) in due from broker	(143,721)	(701,448)	-
(Increase) decrease in derivative financial instruments	916,223	(1,313,212)	-
(Increase) in inventories	(682,735)	(2,988,794)	-
(Increase) in deposits	(449,250)	(55,503)	-
Increase (decrease) in accounts payable	718,849	1,027,090	(19,487)
Increase in accounts payable, related party	6,049	163,039	-
Increase (decrease) in accrued expenses	(168,019)	928,224	78,314
Net cash provided by operating activities	30,319,132	11,401,526	227,405

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,103,791)	(48,400,737)	(31,833,640)
Proceeds from sale of equipment	-	-	33,284
Purchase of certificates of deposit	(779,050)	-	-
Purchase of cost basis investment	-	-	(2,000)
Net cash (used in) investing activities	(2,882,841)	(48,400,737)	(31,802,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	-	810,000	38,118,750
Repurchase of membership units	(810,000)	-	-
Member distributions	(14,838,650)	-	-
Payments for financing costs	-	(70,495)	(386,467)
Proceeds from long-term borrowings	153,707	47,521,690	1,100,000
Payments on long-term borrowings	(8,816,313)	(14,041,648)	-
Proceeds from short-term borrowings	-	-	639,166
Payments on short-term borrowings	-	-	(639,166)
Payments of offering costs	-	-	(163,691)
Net cash provided by (used in) financing activities	(24,311,256)	34,219,547	38,668,592

Net increase (decrease) in cash and cash equivalents	3,125,035	(2,779,664)	7,093,641

CASH AND CASH EQUIVALENTS
Beginning	4,731,873	7,511,537	417,896
Ending	$7,856,908	$4,731,873	$7,511,537

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest, net of amount capitalized	$2,430,012	$1,271,011	$-

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$21,078	$545,822	3,255,192
Capital lease obligation incurred for equipment	-	32,501	-
Deferred offering costs	-	-	(15,785)
Accrued interest converted to long-term debt	116,781	-	-

See Notes to Financial Statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

Concentration of credit risk: The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash and cash equivalents: For the purpose of reporting cash flows the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days.

Inventories: Inventories, which consist primarily of corn, ethanol and distillers grain with solubles, are stated at the lower of cost or market on the first-in, first-out method.

Financing costs: Financing costs associated with the construction and revolving loans discussed in Note 4 are recorded at cost and include expenditures directly related to securing debt financing. The Company amortized these costs using the effective interest method over the term of the agreement. The financing costs are included in interest expense on the statement of operations.

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Land improvements	20
Buildings and improvements	40
Plant and process equipment	5 - 20
Office furniture and equipment	3 - 7

Lincolnway Energy, LLC

Notes to Financial Statements

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment. Amortization of equipment under capital lease is included in depreciation expense. Equipment under capital lease and accumulated depreciation totaled $32,501 and $8,976, respectively, as of September 30, 2007.

Investments: The Company has investments in common stock. These investments are carried at cost.

Derivative financial instruments: The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs forward corn purchase contracts and ethanol sales. The Company does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the balance sheet at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to corn derivative instruments is recorded in the statement of operations as a component of cost of goods sold. Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. During the years ended September 30, 2007and 2006, the Company had recorded a combined realized and unrealized gain for corn derivative financial instruments of $2,702,925 and $515,300, respectively. There was no realized or unrealized gain or loss during the year ended September 30, 2005. During the year ended September 30, 2007, the Company had recorded an unrealized gain for ethanol sales derivative instruments of $514,464. There was no realized or unrealized gain or loss during the years ended September 30, 2006 and 2005 for ethanol sales.

Deposit: The Internal Revenue Service (under Section 7519) requires partnerships that elect a fiscal year over a calendar year to make a deposit each year. The deposit is 25% of annual net income, multiplied by the tax rate of 36% for the reporting fiscal year.

Revenue recognition: Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers. This generally occurs upon shipment to the customers or when the customer picks up the goods. For railcar shipments this takes place when the product is released to the common carrier and a bill of lading is produced. For truck shipments, title passes once the truck is filled and leaves the premise. Shipping and handling costs incurred by the Company for the sale of ethanol and distiller grains are included in costs of goods sold.

Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Reclassification: Certain amounts in the statement of operations for 2005 have been reclassified to conform to 2007 and 2006 classifications. These reclassifications had no effect on net income as previously reported.

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

New accounting pronouncements: In September 2006, The SEC issued Staff Accounting Bulletin. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement and balance sheet approach and then evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that have been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior year’s financial statements are not restated, the cumulative effect of the adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for us at the end of 2007. There was no impact to our financial statements as a result of adoption of this pronouncement.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157). While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures. FAS 157 is effective for us beginning in the first quarter of 2009. We are currently assessing the impact FAS 157 may have on our financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for us beginning in the first quarter of 2009. We are currently assessing the impact FAS 159 may have on our financial statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 2.	Members’ Equity

The Company was formed on May 19, 2004. It was initially capitalized by the issuance of 1,924 membership units totaling $962,000 to the founding members of the Company. The Company has one class of membership units. A majority of the Board of Directors owns a membership interest in the Company. The Company is authorized to issue up to 45,608 membership units without member approval.

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

Note 3.	Inventories

Inventories consist of the following as of September 30, 2007 and 2006:

	2007	2006

Raw materials, including corn, coal, chemicals and supplies	$1,277,700	$1,356,456
Work in process	1,151,023	770,593
Ethanol and distillers grains	1,242,806	861,745
Total	$3,671,529	$2,988,794

Lincolnway Energy, LLC

Notes to Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2007 and 2006:

	2007	2006

Construction term loan. (A)	$22,750,000	$31,500,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,100,000

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	272,500	300,000

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	477,437	346,293

Capital lease obligation, due in monthly installments of $2,708,
secured by the leased equipment.	-	16,250
	26,066,718	34,612,543
Less current maturities	(1,323,346)	(5,063,837)
	$24,743,372	$29,548,706

Maturities of long-term debt as of September 30, 2007 are as follows:

Years ending September 30:
2008	$1,323,346
2009	5,076,823
2010	5,077,820
2011	5,078,839
2012	5,052,380
Thereafter	4,457,510
$26,066,718

Lincolnway Energy, LLC

Notes to Financial Statements

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The interest rate for the prior year was prime plus .45%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of September 30, 2007 the Company has been allowed to make prepayments of $16,250,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on March 1, 2015. Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance outstanding as of September 30, 2007.

On July 3, 2007 the $351,000 revolving credit agreement was cancelled. This agreement was for the benefit of a letter of credit that was required by an unrelated third party to lease rail cars. An amendment was made to the lease agreement on June 19, 2007, that allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that is pledged as collateral on the railcar lease.

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

The Company entered into a lease agreement with an unrelated third party to lease 90 rail cars for the purpose of transporting distillers grains. The five-year term of the lease commenced March 2006 and will end February 2011. The lease calls for monthly payments of $58,500 plus applicable taxes. There is also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles. The amended agreement that was made to the lease agreement on June 19, 2007, allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that was required as partial security for the Company’s obligation under the lease.

Lincolnway Energy, LLC

Notes to Financial Statements

The Company leases office equipment and other equipment under operating leases that will expire various dates through May 2011. The leases call for monthly payments ranging from $218 to $2,291 plus applicable taxes.

Minimum lease payments under these operating leases for future years are as follows:

Years ending September 30:
2008	$738,168
2009	728,073
2010	707,881
2011	295,372
$2,469,494

Rent expense under the above operating leases totaled $702,414, $380,320 and $0 for the years ended September 30, 2007, 2006 and 2005, respectively.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 6.	Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years. The Company pays a handling fee of $.0675 per bushel of corn which was reduced in July 2007 from $.075 when the Company purchased their own locomotive to use. If the Company chooses to buy corn that is not elevated by HOIC, and is outside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.03 per bushel of corn. The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement. The amount is payable over four years with interest at the prime rate on the date of termination. The Company purchased corn totaling $59,189,376 and $14,878,595 for the years ended September 30, 2007 and 2006, respectively. As of September 30, 2007, the Company has one corn cash contract with HOIC amounting to approximately 516,000 bushels, for a commitment of approximately $1,750,000 and several basis contracts representing approximately 2,565,000 bushels of corn. The contracts mature on various dates through July 2008. The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, propane and locomotive costs) amounting to $375,213 and $245,662 for the years ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and 2006 the amount due to HOIC is $89,812 and $127,683, respectively.

The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the years ended September 30, 2007 and 2006 is $552,677 and $129,601, respectively. As of September 30, 2007 and 2006 the amount due to Prairie Land Cooperative is $78,401 and $35,356, respectively. As of September 30, 2007, there was a purchase commitment of $89,099.

Note 7.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement. For the years ended September 30, 2007 and 2006 the Company has expensed $501,271 and $174,289, respectively, under this agreement. Revenues with this customer were $102,456,965 and $40,441,364 for the years ended September 30, 2007 and 2006, respectively. Trade accounts receivable of $2,263,990 and $3,862,122 was due from the customer as of September 30, 2007and 2006, respectively.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant. Under the agreement, the Company will pay the entity 2% of the plant price per ton actually received by the entity. The term of this agreement shall be for one year through June 2007. On June 1, 2007 the Company provided written notice of its election to terminate the agreement. The agreement requires not less than 90 days written notice and therefore terminated effective September 1, 2007. For the years ended September 30, 2007 and 2006, the Company has expensed $253,366 and $62,775, respectively, under this agreement. Revenues with this customer were $15,730,159 and $4,442,093 for years ended September 30, 2007 and 2006, respectively. Trade accounts receivable of $114,195 and $231,591 was due from the customer as of September 30, 2007and 2006, respectively.

Lincolnway Energy, LLC

Notes to Financial Statements

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007. The initial term of this agreement shall be for a period of two years. This new agreement can be terminated by either party by providing the other with at least 90 days prior written notice of termination. Under this agreement, the purchase price for the dried distiller’s grain shall be the sales price less freight costs, less a marketing fee equal to or greater of 2% of the purchase price less freight or the amount determined by multiplying the number of tons of dried distiller’s grain by $1.30. The purchase price for the wet distiller’s grain shall be the sales price less freight costs, less a marketing fee equal to or greater of 3% of the purchase price less freight or the amount determined by multiplying the number of tons of wet distiller’s grain by $1.00.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement. The cost is subject to price adjustments on a monthly basis. If the Company fails to purchase the minimum number of tons of coal for the calendar year 2007, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased. The agreement expires as of January 1, 2008. On October 1, 2007 the Company entered into an amended agreement to the original coal supply agreement. The term of the agreement has been extended from the original expiration date of January 1, 2008 to January 1, 2013. The same minimum purchase commitment is required from the Company as the previous agreement. The calendar year 2007, 2008, 2009, 2010, 2011 and thereafter purchase commitments total $531,113, $4,101,600,$4,181,600, $4,261,600, $4,421,600 and $4,501,600, respectively. For the years ended September 30, 2007 and 2006 the Company has purchased $4,257,613 and $1,752,646, respectively, of coal.

The Company has entered into one variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 352,205 gallons at the national gasoline daily average plus $.27/usg. The term of the contracts is from October 1, 2007 through December 31, 2007. The total future purchase commitment is $704,410. For the years ended September 30, 2007 and 2006, the Company purchased $3,162,301 and $1,720,321, respectively, of denaturant.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in income through cost of goods sold. Cost of goods sold includes a combined unrealized and realized net gain of $2,702,925, $515,300 and $0 for the years ended September 30, 2007, 2006 and 2005, respectively, from derivative instruments. Unrealized gain (loss) of ($117,475) and $1,313,212 and net realized gain (loss) of $2,820,400 and ($795,787) for the years ended September 30, 2007 and 2006, respectively, are included in cost of goods sold. There were no realized or unrealized gains or losses in 2005. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements.

Lincolnway Energy, LLC

Notes to Financial Statements

In April 2007, the Company started entering into derivative contracts to hedge their exposure to price risk as it relates to ethanol sales. Any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of revenue. For the year ended September 30, 2007 revenues included an unrealized gain of $ 514,464.

Note 9.	Retirement Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006. The Company provides matching contributions of 50% for up to 6% of employee compensation. Company contributions and plan expenses for the years ended September 30, 2007 and 2006 totaled 54,645 and $29,093, respectively.

Note 10.	Contingency

The Company needs to maintain various permits to be able to maintain and continue its operations. The permits include water and air permits from the Iowa Department of Natural Resources. The Company has obtained these permits, but on December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by the Company to the Iowa Attorney General's office for enforcement action. The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in the Company’s NPDES wastewater discharge permit, and concern air permitting, emission limit exceedences, stack testing, monitoring and reporting. Lincolnway Energy will attempt to reach a negotiated settlement of all allegations. The Company cannot predict the outcome, however it is likely that settlement will include a monetary penalty, although an amount cannot be predicted at this time. Such monetary penalty could have a material adverse effect on the Company’s operations and financial condition.

Note 11.	Subsequent Event

The board of directors of the Company declared a distribution to members on November 14, 2007. The distribution was in the amount of $125 per unit, and is payable to members of record on November 14, 2007. The distribution will be paid out during the week of December 17th, 2007. The Company had 42,049 outstanding units on November 14, 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy’s  management,  with  the  participation  of  Lincolnway Energy's president and chief executive officer and chief financial  officer ,  have evaluated the  effectiveness of Lincolnway Energy’s disclosure  controls  and procedures  (as defined in Rule  13a-15(e)  under the Securities  Exchange  Act of 1934) as of the end of the  period  covered by this report.  As a result of such evaluation,  the president and chief executive officer and the chief financial  officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy’s principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's system of internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2007 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.	Other Information.

Lincolnway Energy did not have any information which was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2007, but which was not so reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)

William Couser	53	Director and Chairman

Jeff Taylor	41	Director and Vice Chairman

Timothy Fevold	47	Director and Secretary

Terrill Wycoff	65	Director and Treasurer

James Hill	62	Director

Brian Conrad	46	Director

Rick Vaughan	48	Director

Kurt Olson	51	Director

Richard Johnson	72	Director

Richard Brehm	54	President and Chief Executive Officer

Kim Supercynski	45	Chief Financial Officer

William Couser

Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Couser has been the chairman of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has been self-employed as a farmer since 1977. His farming operations include row crops and cattle.

Jeff Taylor

Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Taylor has also served as the vice president/vice chairman of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa.

Timothy Fevold

Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Fevold has also served as the secretary of Lincolnway Energy since May, 2004. Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and his responsibilities involve the management of farms. Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987.

Terrill Wycoff

Mr. Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Wycoff has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Mr. Wycoff has been employed by First National Bank, Ames, Iowa for approximately 46 years, and currently serves as the Executive Vice President of First National Bank. He is also a member of the board of directors of First National Bank, in Ames, Iowa.

James Hill

Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2010. Mr. Hill has been self-employed as a farmer since 1972. He has also served as an advisory council member for Farm Credit Services of America since approximately 1994.

Brian Conrad

Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2008. Mr. Conrad has been employed with John Deere Credit since 1988, and has held various positions with John Deere Credit, including credit operations, and sales and marketing. His current position with John Deere Credit is Business Development Manager for John Deere Wind Energy. Mr. Conrad has an undergraduate degree in economics and business administration and a masters in business administration.

Rick Vaughan

Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2009. Mr. Vaughan has been the General Manager of Prairie Land Cooperative since February 1995.

Kurt Olson

Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which is held in 2010. Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has worked in the agricultural industry for 28 years. He managed both commercial real estate and central Iowa farmland while serving as an executive director of Litchfield Realty Company from 1987 to 2003. He also served as the president of Litchfield Realty and its subsidiary, AgServ Company. His responsibilities with AgServ included being involved with the purchase, construction, expansion, and operation of the following projects: a grain elevator, agronomy supplier, feed manufacturer and a soybean seed processor. Mr. Olson started a company called FarmLand Real Estate and Management, LC in 1995 to market crop insurance and manage farmland, and he purchased the business in 2003. Mr. Olson is actively involved in the business operations and management of real estate in central Iowa.

Richard Johnson

Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which will be held in 2010. Mr. Johnson has been a self-employed certified public accountant since 2003. He has served since 2006 as a director of a bank holding company, Ogden Bancshares, and as a director of one of its subsidiaries, Vision Bank of Iowa. He also has served as a director of EMC National Life Insurance Company (EMCNL) since 2003 and has been a director and treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000. Mr. Johnson serves as a member of the audit committee of Ogden Bancshares and is chairman of the audit committees for EMCNL and PMMIC. He also served as the elected auditor of the State of Iowa from 1979 to 2003. Mr. Johnson completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, the board that oversees and provides board member selection and funding of the national Accounting Standards Boards. Mr. Johnson has served as a member of the Iowa Accountancy Examining Board since January 2003 where he is currently vice chairman and a member of the disciplinary committee. The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.

Richard Brehm

Mr. Brehm joined Lincolnway Energy on May 17, 2005 as the General Manager and was appointed president and chief executive officer on July 13, 2005. Mr. Brehm has served in various management positions in agriculture and ethanol production since 1995. Mr. Brehm served as Director of Operations for International Ingredient Corporation, St. Louis, Missouri from September 1995 to January 2002. During that time he was responsible for the construction and operation of a fuel ethanol plant at Cleburne, Texas as well as nine other manufacturing plants. International Ingredient Corporation is a manufacturer of food and feed specialty ingredients for feed, pet food, pharmaceutical and baking companies’ world wide.

From June 2002 to December 2003, Mr. Brehm served as a broker- manager with Agri Management Services in Monticello, Iowa. During that time Mr. Brehm obtained a Series III commodity brokers license and worked to provide companies and producers with grain marketing and procurement strategies.

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

The number of directors for Lincolnway Energy was fixed at 9 as of the date of this annual report. Each of Lincolnway Energy's directors is elected to a three year term and until his or her successor is elected. The terms of the directors are staggered, so that three of the directors' terms expire in one year, three expire the next year, and three expire the following year.

The officers of Lincolnway Energy are elected annually by the directors at its annual meeting, and hold office until the next annual meeting of the directors and until their respective successors are chosen. Any officer may be removed by the directors at any time, with or without cause, subject to any employment agreement as may exist between Lincolnway Energy and any officer. Lincolnway Energy did not have any written employment agreements with any officer as of the date of this annual report.

Significant Employees

Lincolnway Energy has three employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above. Those employees are Larson Dunn, Kristine Strum and David Zimmerman. Lincolnway Energy does not have a written employment agreement with any of those employees.

Larson Dunn. Mr. Dunn has served as the plant manager for Lincolnway Energy since October 17, 2005. He was employed by Archer Daniels Midland at Peoria, Illinois as a mill fermentation superintendent from January, 2003 until October, 2005. He was employed as a plant chemist at Williams Bioethanol in Pekin, Illinois from September, 1998 to January, 2003. Williams Bioethanol operates a 150,000,000 gallon ethanol plant located in Pekin, Illinois. Mr. Dunn is 52.

Kristine Strum. Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005. She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005. Iowa Newspapers, Inc. is a newspaper publishing company. Ms. Strum is 41.

David Zimmerman. Mr. Zimmerman has been Lincolnway Energy's commodities manager since March 5, 2007. He was employed as a commodities analyst by RJ O'Brien and Associates in West Des Moines, Iowa from March, 2004 to March, 2007. RJ O'Brien and Associates is a futures commission merchant. He was employed as a commodities merchant with Agri Grain Marketing/Cargill in West Des Moines, Iowa and Eddyville, Iowa from August, 2002 to March, 2004. Agri Grain Marketing/Cargill is a cash grain brokerage business. Mr. Zimmerman is 35.

Ron Gates served as Lincolnway Energy's commodities manager from August 1, 2005 until March 5, 2007. He assisted with the transition of the commodities manager position to Mr. Zimmerman. Mr. Gates was employed as a grain division manager by Heart of Iowa Cooperative, in Roland, Iowa, from August, 1989 to January, 2005. Mr. Gates is 63.

Code of Ethics

Lincolnway Energy has not adopted a code of ethics that applies to Lincolnway Energy's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Lincolnway Energy anticipates adopting a code of ethics before the close of the second quarter of the fiscal year ending September 30, 2008.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2007 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy. The members approved an amended and restated operating agreement on June 29, 2007, and the amendments adopted pursuant to the amended and restated operating agreement did amend some of the provisions addressing the procedures by which members can nominate candidates for election as a director of Lincolnway Energy. For example, under the amended and restated operating agreement, a nomination petition being submitted by a member must be received by Lincolnway Energy no sooner than October 1, but not later than the November 30, which precedes the annual meeting in question. The prior operating agreement provided that a nomination petition must be given to Lincolnway Energy not less than 60 days, and no more than 90 days, prior to the annual meeting of the members in question. The amended and restated operating agreement also clarifies that the directors have the right to determine the slate, if any, on which a nominee shall be placed for purposes of the vote of the members. The nomination procedures in the amended and restated operating agreement are, however, substantively and materially similar to those that were provided in the prior operating agreement of Lincolnway Energy.

Audit Committee Financial Expert

Lincolnway Energy has a separately-designated standing audit committee. The members of the audit committee as of the date of this annual report were Terry Wycoff, Brian Conrad, Tim Fevold and Jim Hill.

Lincolnway Energy's board has determined that Terry Wycoff is an audit committee financial expert, as that term is defined in the applicable regulations of the Securities and Exchange Commission. Lincolnway Energy's board has also determined that Mr. Wycoff meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that Mr. Wycoff is free of any relationship that would interfere with his individual exercise of independent judgment.

Section 16(a) Beneficial Ownership Reporting Compliance

David Zimmerman was employed as Lincolnway Energy's commodities manager on March 5, 2007, and Lincolnway Energy believes Mr. Zimmerman is a significant employee of Lincolnway Energy. Mr. Zimmerman should have filed a Form 3 with the Securities and Exchange Commission by March 15, 2007, but Mr. Zimmerman inadvertently did not file a Form 3 until November 27, 2007. Mr. Zimmerman does not own any units of Lincolnway Energy.

Ron Gates was Lincolnway Energy's commodities manager until March 5, 2007, and was a significant employee of Lincolnway Energy until that time. Mr. Gates transferred 10 units of Lincolnway Energy by gift to a related party on June 30, 2007, and should have filed a Form 4 with respect to that transaction by July 3, 2007. Mr. Gates inadvertently did not file the Form 4 until November 27, 2007. As indicated, the Form 4 reflected a gift of 10 units by Mr. Gates to a related party.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Executive Officers And Directors" section in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy for 2008, which definitive proxy statement shall be filed within 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2007 by the directors and executive officers of Lincolnway Energy. Lincolnway Energy had an aggregate of 42,049 outstanding units on November 30, 2007.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership[1]		Percent of Class

William Couser, Director and Chairman	413	[4]	.98%

Jeff Taylor, Director and Vice Chairman	450	[2,3]	1.07%

Timothy Fevold, Director and Secretary	101.24%

Terrill Wycoff, Director and Treasurer	225.54%

James Hill, Director	250.59%

Brian Conrad, Director	553	[2]	1.32%

Rick Vaughan, Director	-0-		0%

Richard Johnson, Director	42.10%

Kurt Olson, Director	200	[2]	.48%

Richard Brehm, President and Chief Executive Officer	-0-		0%

Kim Supercynski, Chief Financial Officer	25.06%

All directors and executive officers as a group	2,259		5.4%

[1]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

[2]	All of the units are pledged as security by the listed individual.

[3]	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

[4]	One hundred of the units are pledged as security by the listed individual.

To Lincolnway Energy's knowledge, as of the date of this annual report:

•
No person or group was the beneficial owner of more than 5% of Lincolnway Energy's outstanding units, and no person or group held more than 5% of Lincolnway Energy's outstanding units pursuant to any voting trust or similar agreement, and

•	There are no arrangements, including any pledge of units by any person, the operation of which may at a subsequent date result in a change in control of Lincolnway Energy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2007, and there are no currently proposed transactions, to which Lincolnway Energy was or is to be a party, in which the amount involved exceeds $120,000 and in which any of the following types of persons had, or will have, a direct or indirect material interest:

•	any director or executive officer of Lincolnway Energy;

•	any person who is known by Lincolnway Energy to own of record or beneficially more than 5% of Lincolnway Energy's outstanding units; or

•	any immediate family member of any of the foregoing persons.

The directors of Lincolnway Energy are William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, James Hill, Brian Conrad, Rick Vaughan, Richard Johnson and Kurt Olson. Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with his individual exercise of independent judgment. David Eggers and David Hassebrock also served as directors of Lincolnway Energy during part of the fiscal year ended September 30, 2007, and Mr. Eggers and Mr. Hassebrock also met the referenced independence standards.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2006 and 2007 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2006	2007
Audit Fees	$93,000	$85,950
Tax Fees	$17,000	$17,000
All Other Fees	$38,128	$21,987
Total	$148,128	$124,937

Audit Fees. The audit fees were incurred for the audit by McGladrey & Pullen, LLP of Lincolnway Energy's annual financial statements and review of the financial statements included in Lincolnway Energy's quarterly reports on Form 10-Q or services that are normally provided by McGladrey & Pullen, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2006 and 2007.

Tax Fees. The tax fees were billed for services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning. The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1’s.

All Other Fees. The all other fees were billed to Lincolnway Energy for products and services provided by RSM McGladrey, Inc which are not included under audit fees or tax fees. The nature of the products and services comprising the all other fees for 2006 and 2007 was a cost segregation study, director and officer compensation review and consultations regarding Sarbanes Oxley 404 implementation.

Lincolnway Energy's board has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of McGladrey & Pullen, LLP.

Each specific engagement of McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc is approved by the board of Lincolnway Energy. None of the services included within tax fees or all other fees were approved by the audit committee of the board of Lincolnway Energy pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

The percentage of hours expended on McGladrey & Pullen, LLP’s engagement to audit Lincolnway Energy's financial statements for the fiscal year ended September 30, 2007 that were attributed to work performed by persons other than McGladrey & Pullen, LLP’s full time, permanent employees did not exceed 50%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth under Item 8 of this annual report. Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report. Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group		10		10.6	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC	E-1
10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy		10		10.8	1/27/06
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	E-26
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
10.14	Denaturant Purchase Agreement Between Lincolnway Energy, LLC and Quadra Energy Trading Inc,		10-K	9/30/06	10.14	12/21/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-38
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-39
32.1	Section 1350 Certification of President and Chief Executive Officer	E-40
32.2	Section 1350 Certification of Chief Financial Officer	E-41

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 21, 2007	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

Date: December 21, 2007	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 21, 2007	/s/ William Couser
William Couser, Director

Date: December 21, 2007	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 21, 2007	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 21, 2007	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 21, 2007	/s/ Kurt Olson
Kurt Olson, Director

Date: December 21, 2007	/s/ James Hill
James Hill, Director

Date: December 21, 2007	/s/ Brian Conrad
Brian Conrad, Director

Date: December 21, 2007	/s/ Richard Johnson
Richard Johnson, Director

Date: December 21, 2007	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 21, 2007	/s/ Richard Brehm
Richard Brehm, President and
Chief Executive Officer

Date: December 21, 2007	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer