Form 10-Q
period 2007-12-31
Lincolnway Energy, LLC
filed 2008-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller Reporting Company ☐

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2007

Exhibits Filed With This Report
Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
Rule 13a-14(a) Certification of Chief Financial Officer	E-2
Section 1350 Certification of President and Chief Executive Officer	E-3
Section 1350 Certification of Chief Financial Officer	E-4

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2007	September 30, 2007
	Unaudited
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,191,427	$7,856,908
Certificate of deposit	-	428,050
Due from broker	3,732,915	845,169
Trade and other accounts receivable (Note 6)	4,235,404	2,475,593
Inventories (Note 3)	3,946,708	3,671,529
Prepaid expenses and other	137,184	162,215
Derivative financial instruments (Note 7)	-	514,464
Total current assets	14,243,638	15,953,928

PROPERTY AND EQUIPMENT
Land and land improvements	6,969,637	6,966,137
Buildings and improvements	1,587,836	1,587,836
Plant and process equipment	73,456,175	73,319,932
Construction in progress	25,042	92,513
Office furniture and equipment	334,626	332,986
	82,373,316	82,299,404
Accumulated depreciation	(12,703,457)	(10,681,642)
	69,669,859	71,617,762

OTHER ASSETS
Restricted cash (Note 4)	351,000	351,000
Financing costs, net of amortization of $91,174 and $80,448	380,787	391,514
Deposit	504,753	504,753
Investments	2,000	2,000
	1,238,540	1,249,267

	$85,152,037	$88,820,957

See Notes to Unaudited Financial Statements.

	December 31, 2007	September 30, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,082,281	$1,772,703
Accounts payable, related party (Note 5)	814,985	169,088
Current maturities of long-term debt (Note 4)	2,550,565	1,323,346
Accrued expenses	671,257	726,008
Derivative financial instruments (Note 8)	2,384,543	117,475
Total current liabilities	7,503,631	4,108,620

LONG-TERM DEBT, less current maturities (Note 4)	23,485,804	24,743,372

COMMITMENTS AND CONTINGENCY (Notes 5, 6 and 8)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	15,172,497	20,978,860
	54,162,602	59,968,965

	$85,152,037	$88,820,957

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Unaudited)

Revenues (Note 6)	$26,311,275	$28,068,165

Cost of goods sold	25,701,696	12,005,233

Gross profit	609,579	16,062,932

General and administrative expenses	765,529	643,031

Operating income (loss)	(155,950)	15,419,901

Other income (expense):
Interest income	81,723	101,772
Interest expense	(476,011)	(691,761)
Other	-	26,012
	(394,288)	(563,977)

Net income (loss)	$(550,238)	$14,855,924

Weighted average units outstanding	42,049	42,859

Net income (loss) per unit - basic and diluted	$(13.09)	$346.62

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(550,238)	$14,855,924
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,039,391	2,015,666
Loss of disposal of property and equipment	26,239	-
Changes in working capital components:
Decrease in prepaid expenses and other	25,031	51,414
(Increase) in trade and other accounts receivable	(1,759,811)	(541,783)
(Increase) in due from broker	(2,887,746)	(7,196,209)
Decrease in derivative financial instruments	2,781,532	2,181,200
(Increase) in inventories	(275,179)	(1,127,719)
(Decrease) increase in accounts payable	(700,426)	301,299
Increase in accounts payable, related party	645,897	397,795
(Decrease) in accrued expenses	(54,751)	(436,284)
Net cash provided by (used in) operating activities	(710,061)	10,501,303

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(96,996)	(1,075,539)
Proceeds from redemption of certificate of deposit	428,050	-
Net cash provided by (used in) investing activities	331,054	(1,075,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(5,256,125)	(6,428,850)
Proceeds from long-term borrowings	-	153,707
Payments on long-term borrowings	(30,349)	(1,263,125)
Net cash (used in) financing activities	(5,286,474)	(7,538,268)

Net increase (decrease) in cash and cash equivalents	(5,665,481)	1,887,496

CASH AND CASH EQUIVALENTS
Beginning	7,856,908	4,731,873
Ending	$2,191,427	$6,619,369

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, net of
amount capitalized	$487,429	$766,408

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING
AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$10,004	$61,210
Property and equipment rebate included in accounts receivable	-	284,622

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2007 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three months ended December 31, 2007 and 2006 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 3.	Inventories

Inventories consist of the following as of:

	December 31,	September 30,
	2007	2007

Raw materials, including corn, coal, chemicals and supplies	$1,189,025	$1,277,700
Work in process	1,433,548	1,151,023
Ethanol and distillers grains	1,324,135	1,242,806
Total	$3,946,708	$3,671,529

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2007	September 30, 2007

Construction term loan. (A)	$22,750,000	$22,750,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	265,000	272,500

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	454,588	477,437

	26,036,369	26,066,718
Less current maturities	(2,550,565)	(1,323,346)
	$23,485,804	$24,743,372

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of December 31, 2007 the Company has been allowed to make prepayments of $16,250,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on March 1, 2015. Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance outstanding as of December 31, 2007.

On July 3, 2007 the $351,000 revolving credit agreement was cancelled. This agreement was for the benefit of a letter of credit that was required by an unrelated third party to lease rail cars. An amendment was made to the lease agreement on June 19, 2007, that allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that is pledged as collateral on the railcar lease. The Company has classified this certificate of deposit as restricted cash in other assets.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $15,996,070 and $10,967,636 for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company has two corn cash contracts with HOIC amounting to approximately 1,140,000 bushels, for a commitment of approximately $4,902,000 and several basis contracts representing approximately 1,325,000 bushels of corn. The contracts mature on various dates through July 2008. The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $109,617 and $33,207 for the three months ended December 31, 2007 and 2006, respectively. As of December 31, 2007 the amount due to HOIC is $757,863.

The Company is also purchasing anhydrous ammonia from Prairie Land Cooperative, a member of the Company. Total purchases for the three months ended December 31, 2007 and 2006 is $114,945 and $103,769, respectively. As of December 31, 2007 the amount due to Prairie Land Cooperative is $57,122. As of December 31, 2007, there was a purchase commitment of $183,000.

Note 6.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement. For the three months ended December 31, 2007 and 2006 the Company has expensed $125,915 and $120,762, respectively, under this agreement. Revenues with this customer were $23,745,199 and $24,361,277 for the three months ended December 31, 2007 and 2006, respectively. Trade accounts receivable of $3,619,432 was due from the customer as of December 31, 2007.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant. For the three months ended December 31, 2007 and 2006, the Company has expensed marketing fees of $10,672 and $57,937, respectively, under this agreement. Revenues with this customer were $154,758 and $3,706,889 for the three months ended December 31, 2007 and 2006, respectively. There was no trade accounts receivable due from the customer as of December 31, 2007.

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007. For the three months ended December 31, 2007 and 2006, the Company has expensed marketing fees of $66,529 and $0, respectively, under this agreement. Revenues with this customer were $4,447,622 and $0 for the three months ended December 31, 2007 and 2006, respectively. Trade accounts receivable of $551,944 was due from the customer as of December 31, 2007.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. For the three months ended December 31, 2007 and 2006 the Company has purchased $1,167,438 and $1,104,620, respectively, of coal under this contract.

The Company has entered into one variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 270,000 gallons at the national gasoline daily average plus $.23/usg. The term of the contract is from January 1, 2008 through March 31, 2008. The total future purchase commitment is $635,850. For the three months ended December 31, 2007 and 2006, the Company purchased $540,193 and $809,773, respectively, of denaturant.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts. In April 2007, the Company started entering into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales. Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2007	December 31, 2006

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(524,623)	$-
Unrealized	(1,553,414)	-
Total effect on revenue	(2,078,037)	-

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	(54,819)	7,843,513
Unrealized	(431,344)	(867,988)
Total effect on cost of goods sold	(486,163)	6,975,525

Total increase (decrease) to operating income due to derivative activities	$(2,564,200)	$6,975,525

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 8.	Contingency

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

Cautionary Statement on Forward Looking Statements and Industry and Marketing Data

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

•	Changes in the weather or general economic conditions impacting the availability and price of corn and coal;
•	Total U.S. consumption of gasoline;
•	Weather changes, strikes, transportation or production problems causing supply interruptions or shortages affecting the availability and price of coal;
•	Fluctuations in oil and gasoline prices;
•	Changes in plant production capacity or technical difficulties in operating Lincolnway Energy's plant;
•	Changes in Lincolnway Energy's business strategy, capital improvements or development plans;
•	Results of Lincolnway Energy's hedging strategies;
•	Changes in interest rates or the availability of credit;
•	Lincolnway Energy's ability to generate free cash flow to invest in Lincolnway Energy's business and service Lincolnway Energy's debt;
•	Lincolnway Energy's liability resulting from any litigation or governmental proceedings;
•	Plant reliability;
•	Lincolnway Energy's ability to retain key employees and maintain labor relations;
•	Changes and advances in ethanol production technology; and
•	Competition from other ethanol suppliers and from alternative fuels and alternative fuel additives.

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

Overview

Lincolnway Energy is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based fuel grade ethanol plant in Nevada, Iowa. Since May 22, 2006, Lincolnway Energy has been engaged in the production of ethanol and distillers grains. As of June 22, 2006, Lincolnway Energy's ethanol plant passed performance testing and became fully operational. Lincolnway Energy anticipates producing approximately 50 to 55 million gallons of denatured ethanol for the fiscal year ended September 30, 2008.

Lincolnway Energy's revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy's distillers grain is marketed by Hawkeye Gold, LLC.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit available.

Executive Summary

Highlights for the three months ended December 31, 2007, are as follows:

•	Total revenues decreased 6.3%, or $1.8 million, compared to the 2006 comparable period.

•	Total cost of goods sold increased 114%, or $13.7 million, compared to the 2006 comparable period.

•	Net loss was $550,238 for the 2007 period, compared to net income of $14.9 million for the 2006 period.

•	Ethanol sold was 12.6 million gallons, an increase of 4% or .5 million gallons, compared to the 2006 comparable period.

Plan of Operations

Lincolnway Energy's primary focus over the next 12 months will be concentrated on operating the ethanol plant as efficiently as possible and pursuing cost-effective purchasing of important inputs such as corn and various ingredients. Lincolnway Energy is currently trying out new yeasts, looking at the effect of highly fermentable corn on yields and plans to try different enzymes and new plant optimization technology. Lincolnway Energy is also working with a third party on extracting crude corn oil from Lincolnway Energy's syrup. Lincolnway Energy is planning on installing a second centrifuge for extracting oil. The new centrifuge should be installed sometime in February. When the system is fully installed it will give Lincolnway Energy the capability of producing up to 4 gallons per minute of crude corn oil. At this time the third party contractor who is partnering with Lincolnway Energy on this project will be purchasing the oil.

Air Permit Testing

As discussed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action on December 4, 2007. The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting. There have been no material developments regarding that matter since Lincolnway Energy's filing of its Form 10-K for the fiscal year ended September 30, 2007 with the Securities and Exchange Commission on December 21, 2007.

Water Permit Testing

Over the last quarter, Lincolnway Energy’s water test results during the three months ended December 31, 2007 on iron content show full compliance with Lincolnway Energy’s NPDES permit.

Results of Operations

 The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	December 31, 2007		December 31, 2006
	(unaudited)		(unaudited)

Income Statement Data	Amount	%	Amount	%

Revenues	$26,311,275	100.0	$28,068,165	100.0
Cost of goods sold	25,701,696	97.7	12,005,233	42.8
Gross profit	609,579	2.3	16,062,932	57.2
General and administrative expenses	765,529	2.9	643,031	2.3
Operating income (loss)	(155,950)	(.6)	15,419,901	54.9
Other income (expense)	(394,288)	(1.5)	(563,977)	(2.0)
Net Income (loss)	$(550,238)	(2.1)	$14,855,924	52.9

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)

Operating Data:

Ethanol sold (gallons)	12,591,515	12,076,191
Average gross price of ethanol sold (dollars per gallon)	$1.89	$2.02
Average dry distillers grain sales price per ton	151.00	97.00
Average corn cost per bushel	3.54	2.45

Other Financial Data:

EBIDA (1)	$1,954,438	$17,552,625
Net cash provided (used) by operating
activities	$(710,061)	$10,501,303

(1)
EBIDA is defined as earnings before interest expense, depreciation and amortization. Amortization of debt issuance costs are included in interest expense. We have excluded taxes from EBIDA since we do not incur income taxes as a partnership.

Non-GAAP Financial Measures

This Item includes financial information prepared in accordance with accounting principles generally accepted in the U.S., or GAAP, as well as another financial measure, EBIDA, that is considered a “non-GAAP financial measure.” Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of EBIDA information is intended to supplement investor’s understanding of our operating performance and liquidity. Furthermore, this measure EBIDA information is not intended to replace net income, or any other measure of performance under GAAP, or to replace cash flows from operating, investing or financing activities as a measure of liquidity.

We believe that EBIDA is useful to investors and management in evaluating our performance in relation to other companies in our ethanol industry because the calculation of EBIDA generally eliminates the effects of financing which may vary for different companies for reasons unrelated to overall operating performance. EBIDA has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of the limitations of EBIDA are:

• EBIDA does not reflect our cash used for capital expenditures;

• Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced and EBIDA does not reflect the cash requirements for replacements; and

• EBIDA does not reflect the cash necessary to make payments of interest or principal on our indebtedness.

Because of these limitations, EBIDA should not be considered as a measure of discretionary cash available to us to service our debt or to invest in the growth of our business. We compensate for these limitations by relying on our GAAP results, as well as on our EBIDA.

The following table reconciles our EBIDA to net income (loss) for the periods presented (dollars in thousands):

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)

Net income (loss)	$(550)	$14,856
Depreciation and Amortization	2,039	2,016
Interest expense	465	681
EBIDA	$1,954	$17,553

Results of Operations for the Three Months Ended December 31, 2007 as Compared to the Three Months Ended December 31, 2006

Revenues. Revenues decreased by $1.8 million, or 6.3% to $26.3 million for the three months ended December 31, 2007 from $28.1 million for the three months ended December 31, 2006. The decrease in total revenues was primarily the result of a combined unrealized and realized loss of $2.1 million on ethanol derivatives for the three months ended December 31, 2007.

Sales from ethanol decreased $.6 million, or 2.5%, to $23.7 million for the three months ended December 31, 2007 from $24.4 million for the three months ended December 31, 2006. The average price of ethanol sold was $1.89 per gallon for the three months ended December 31, 2007 compared to $2.02 per gallon for the three months ended December 31, 2006. Ethanol sales increased .5 million gallons, or 4.3% for the three months ended December 31, 2007 from when compared to the three months ended December 31, 2006.

Sales from co-products increase by .9 million, or 24%, to $4.6 million for the three months ended December 31, 2007 from $3.7 million for the three months ended December 31, 2006. The average price of dried distillers grain sold was $151.00 per ton for the three months ended December 31, 2007, compared to $97.00 for the prior comparable period. Dried distillers grain sales decreased by 9,491 tons, or 25.2% for the three months ended December 31, 2007 from when compared to the three months ended December 31, 2006. Wet distillers grain sales increased by 8,681 tons, or 544% for the three months ended December 31, 2007 from December 31, 2006. For the three months ended December 31, 2007 there were reported sales for excess syrup and corn oil of $42,000. There were no sales for these co products for the three months ended December 31, 2006.

Revenues included a combined unrealized and realized loss of $2.1 million related to our ethanol derivative instruments for the three months ended December 31, 2007. Lincolnway Energy did not hold any ethanol derivative instruments for the three months ended December 31, 2006. As ethanol prices fluctuate, the value of our ethanol-related derivative instruments are impacted, which effects our financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to our sales. These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $13.7 million, or 114% to $25.7 million for the three months ended December 31, 2007 from $12.0 million for the three months ended December 31, 2006. The increase was primarily due to higher corn cost in the 2007 period compared to the 2006 period. Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $12.6 million to $16.6 million for the three months ended December 31, 2007 from $4.0 million for the three months ended December 31, 2006. Corn costs represented 65% of our cost of goods sold for the three months ended December 31, 2007 compared to 34% for the three months ended December 31, 2006.

The increase in corn costs is partially driven by an increase in cash corn prices compared to the prior period. The 2007 corn costs also included a marked to market loss of $.5 million for derivatives relating to future deliveries of corn. For the 2006 period we had a $7.0 million marked to market gain, resulting in a $7.5 million increase in corn costs for the 2007 period due to marked to market adjustments. Since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. Corn prices have increased significantly from $ 4.165 per bushel in January 2007 for March 2007 delivery to $ 5.19 per bushel in January 2008 for March 2008 delivery.

Corn prices have risen significantly since the first quarter of fiscal year 2006. A decrease of 4-5 bushels in the 07/08 yield, residual feed increased 300 million, carryout dropped 300-500 million to 1.44 million, world wheat numbers and eroding US stocks are some of the reasons we have seen which override the large corn crop and keep increasing corn prices. Corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity” due to increased exposure of ethanol both at the national and international level. This increased exposure has placed upward pressure on corn prices. The expected increase in the price of corn will, however, cause our cost of goods sold to increase and, as a result, our gross profit and net income may decline.

Ethanol freight costs increased $.3 million to $1.9 million for the three months ended December 31, 2007 from $1.6 million for the three months ended December 31, 2006. The increase is due to a 12% increase in the average freight rate per gallon due to an increase in rail rates and also an additional volume of ethanol shipped for the period.

General and administrative expenses. General and administrative expenses increased $.2 million to $.8 million for the three months ended December 31, 2007 from $.6 million for the three months ended December 31, 2006. The increase is primarily the result of increased management costs related to compliance with security laws, to support our public company status, including consulting costs relating to SOX Section 404 compliance. Lincolnway Energy is required to be in compliance as of September 30, 2008. We also anticipate continuing higher expenses as a public company as a result of additional legal and corporate governance expense because Lincolnway Energy is a reporting company under the Securities Exchange Act of 1934.

Other income and (expense). Interest expense decreased $.2 million to $.5 million for the three months ended December 31, 2007 from $.7 million for the three months ended December 31, 2006. Our variable interest rate on our construction and term loan with Co-Bank has decreased 1% to 7.2% as of December 31, 2007 from 8.2% as of December 31, 2006. We also have paid down our debt by $7.5 million since December 31, 2006.

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)

Net cash provided by (used in) operating activities	$(710)	$10,501
Net cash provided by (used in) investing activities	331	(1,076)
Net cash (used in) financing activities	(5,286)	(7,538)
Net increase (decrease) in cash and cash equivalents	$(5,665)	$1,887

For the three months ended December 31, 2007, net cash used by operating activities decreased by $11.2 million, when compared to cash provided by operating activities for the three months ended December 31, 2006. The decrease is primarily due to a decrease in net income for the three months ended December 31, 2007 of $15.4 million, offset by a $4.3 million decrease in due from broker for hedging accounts.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash provided by investing activities increased by $1.4 million for the three months ended December 31, 2007 compared to cash used in investing activities for the three months ended December 31, 2006. The increase is due to proceeds received from a redemption of a certificate of deposit offset by a reduction of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $2.3 million for the three months ended December 31, 2007 compared to cash used in investing activities for the three months ended December 31, 2006. The decrease is due to a decrease in member distribution payments and payments on long-term borrowings for the three months ended December 31, 2007.

As of December 31, 2007 we had total debt of $26.0 million. $2.6 million is due within one year and is classified as current maturities of long-term debt on the balance sheet. We have a $10.0 million revolving term credit agreement available to us from Co-Bank that we currently have not drawn upon.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

• our ability to generate cash flows from operations;

• the level of our outstanding indebtedness and the interest we are obligated to pay; and

• our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2007 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate as of
Lender	as of December 31, 2007	December 31, 2007
Co-Bank	$22,750,000	7.2%
Other	3,286,369	various fixed rates
	$26,036,369

The interest rate under all of the loan agreements and promissory notes, other than with CoBank, are fixed at rates ranging from 0% to 5% per annum. The interest rate under all of the CoBank loan agreements is 5/100 of 1% below Co-Bank's prime rate, adjusted .50%, and was at 7.2% per annum as of December 31, 2007. A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $227,500 per year.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn and coal, the principal commodities used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risks factors related to its production of ethanol and distillers grains and the price for ethanol and distillers grains. For example, ethanol and distillers grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risks factors related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.

Lincolnway Energy's average gross corn costs during the quarter ended December 31, 2007 was approximately $3.54 per bushel.

During the quarter ended December 31, 2007, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $3.52 per bushel to a high of $4.57 per bushel for March 2008 delivery. As another comparison, delivery month futures ranged from a low of $1.86 per bushel in December 2005 to a high of $5.19 per bushel in January 2008.

All of Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group under a pooled marketing arrangement, which means that the ethanol Lincolnway Energy produces is pooled with other ethanol producers and marketed by Renewable Products Marketing Group. Lincolnway Energy pays Renewable Products Marketing Group a pooling fee for ethanol delivered to the pool and Renewable Products Marketing Group pays Lincolnway Energy a net back price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool. As of December 31, 2007, Lincolnway Energy has entered into over the counter ethanol short swaps and long calls to lock in a weighted average price per gallon for 597,000 gallons per month for January, February and March 2008. The 1,791,000 total ethanol gallons hedged represents approximately 3.58% of annual name plate production. Lincolnway Energy also has some price protection in place for April, May and June of 2008 thru short swaps and long calls that net zero gallons.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's net loss on derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2007 was $486,163, as opposed to the net gain of $6,975,525 for the three months ended December 31, 2006.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers to purchase ethanol or suppliers to sell Lincolnway Energy raw materials on a fixed basis, Lincolnway Energy's views as to future market trends, seasonable factors and the cost of future contracts.

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management, including based on changes in certain inflation type indices, increases in transportation costs and the quality of coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for the three months ended December 31, 2007.

Item 4T.	Controls and Procedures.

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

Except as set forth noted in the following paragraph, as of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. Except as set forth noted in the following paragraph, as of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

On December 4, 2007, as discussed in Lincolnway Energy’s Form 10-K for the fiscal year ended September 30, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action on December 4, 2007. The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting. Lincolnway Energy will attempt to reach a negotiated settlement of all allegations. Lincolnway Energy cannot predict the outcome, however it is likely that settlement will include a monetary penalty, although an amount cannot be predicted at this time. Settlement may also include repermitting regarding air emissions and an injunction concerning future activities. If repermitting becomes necessary, Lincolnway Energy could be subject to higher ongoing compliance and operating costs. Counsel for Lincolnway Energy has spoken with the Iowa Attorney General's office about a schedule for negotiating settlement of the allegations, but a timeline has not yet been established. Lincolnway Energy is hopeful that it will be able to reach a settlement of the allegations, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of these allegations. Lincolnway Energy was therefore unable at the time of the preparation of this annual report to determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy, but the outcome (even if through settlement) could have material adverse effects on Lincolnway Energy's business and financial condition. There have been no material developments regarding that matter since Lincolnway Energy’s filing of its Form 10-K for the fiscal year ended September 30, 2007 with the Securities and Exchange Commission on December 21, 2007.

Item 1A.	Risk Factors.

There has been no material change from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2007 and filed with the Securities and Exchange Commission on December 21, 2007. One matter that has changed, however, is that the Energy Independence and Security Act of 2007 was signed into law by President Bush on December 19, 2007, with the Act taking effect on January 1, 2008. The Act does provide support for the ethanol industry, but Lincolnway Energy does not believe that it will have any material effect on Lincolnway Energy's business or financial results or condition in the new term, with the adverse counterveiling factors currently including the high cost of corn.

Recent studies at two universities have suggested that feeding cattle distillers' grains may increase levels of a form of E. coli bacteria in the cattle. The U.S. Department of Agriculture is also conducting tests on this topic. Although Lincolnway Energy does not contemplate any material adverse effects on the market for distillers' grains based on the tests, it is possible that the use of distiller's grains as a feed product could be adversely affected if the tests show a tie between distillers' grains and increases in E. coli bacteria in cattle.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2007 through December 31, 2007.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2007 through December 31, 2007.

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

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of October 1, 2007 through December 31, 2007.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2007 through December 31, 2007 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board of directors.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.3	1/27/06

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation	10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group	10		10.6	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC	10-K	9/30/07	10.7	12/21/07
10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy	10		10.8	1/27/06
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.	10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development	10		10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative	10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad	10-Q	6/30/06	10.13	8/14/06

10.14	Denaturant Purchase Agreement Between Lincolnway Energy, LLC and Quadra Energy Trading Inc.		10-K	9/30/06	10.14	12/21/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 14, 2008	By:	/s/ Richard Brehm
	Name:	Richard Brehm
	Title:	President and Chief
Executive Officer

February 14, 2008	By:	/s/ Kim Supercynski
	Name:	Kim Supercynski
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2007