Form 10-Q
period 2008-03-31
Lincolnway Energy, LLC
filed 2008-05-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

515-232-1010
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2008.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2008	September 30, 2007
	Unaudited
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$3,279,906	$7,856,908
Certificate of deposit	-	428,050
Due from broker	5,655,920	845,169
Trade and other accounts receivable (Note 6)	2,626,342	2,475,593
Inventories (Note 3)	8,940,207	3,671,529
Prepaid expenses and other	172,340	162,215
Derivative financial instruments (Note 7)	-	514,464
Total current assets	20,674,715	15,953,928

PROPERTY AND EQUIPMENT
Land and land improvements	6,969,637	6,966,137
Buildings and improvements	1,601,111	1,587,836
Plant and process equipment	73,506,851	73,319,932
Construction in progress	154,733	92,513
Office furniture and equipment	348,922	332,986
	82,581,254	82,299,404
Accumulated depreciation	(14,712,498)	(10,681,642)
	67,868,756	71,617,762

OTHER ASSETS
Restricted cash (Note 4)	351,000	351,000
Financing costs, net of amortization of $101,901 and $80,448	370,061	391,514
Deposit	463,994	504,753
Investments	2,000	2,000
	1,187,055	1,249,267

	$89,730,526	$88,820,957

See Notes to Unaudited Financial Statements.

	March 31, 2008	September 30, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,531,846	$1,772,703
Accounts payable, related party (Note 5)	811,565	169,088
Current maturities of long-term debt (Note 4)	3,823,874	1,323,346
Accrued expenses	562,847	726,008
Advance payments	1,265,389	-
Derivative financial instruments (Note 7)	2,596,285	117,475
Total current liabilities	10,591,806	4,108,620

LONG-TERM DEBT, less current maturities (Note 4)	22,204,996	24,743,372

COMMITMENTS AND CONTINGENCY (Notes 5, 6 and 8)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	17,943,619	20,978,860
	56,933,724	59,968,965

	$89,730,526	$88,820,957

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)

Revenues (Note 6)	$34,351,843	$28,873,501

Cost of goods sold	30,650,197	26,387,919

Gross profit	3,701,646	2,485,582

General and administrative expenses	649,972	842,508

Operating income	3,051,674	1,643,074

Other income (expense):
Interest income	27,012	130,990
Interest expense	(307,564)	(464,662)
	(280,552)	(333,672)

Net income	$2,771,122	$1,309,402

Weighted average units outstanding	42,049	42,859

Net income per unit - basic and diluted	$65.90	$30.55

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited)

Revenues (Note 6)	$60,663,118	$56,941,666

Cost of goods sold	56,351,893	38,393,152

Gross profit	4,311,225	18,548,514

General and administrative expenses	1,415,501	1,459,521

Operating income	2,895,724	17,088,993

Other income (expense):
Interest income	108,735	232,762
Interest expense	(783,575)	(1,156,428)
	(674,840)	(923,666)

Net income	$2,220,884	$16,165,327

Weighted average units outstanding	42,049	42,859

Net income per unit - basic and diluted	$52.82	$377.17

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,220,884	$16,165,327
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,062,403	3,999,641
Loss of disposal of property and equipment	25,495	-
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	(10,125)	60,709
(Increase) decrease in trade and other accounts receivable	(150,749)	1,603,868
(Increase) in due from broker	(4,810,751)	(3,871,569)
Decrease in derivative financial instruments	2,993,274	5,767,924
(Increase) in inventories	(5,268,678)	(2,581,687)
Decrease in deposits	40,759	-
(Decrease) in accounts payable	(378,667)	(196,637)
Increase in accounts payable, related party	642,477	486,899
Increase in advance payments	1,265,389	-
(Decrease) in accrued expenses	(163,161)	(157,762)
Net cash provided by operating activities	468,550	21,276,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(181,418)	(1,507,159)
Proceeds from redemption of certificate of deposit	428,050	-
Purchase of certificate of deposit	-	(428,050)
Proceeds from sale of equipment	1,789	-
Net cash provided by (used in) investing activities	248,421	(1,935,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(5,256,125)	(6,428,850)
Proceeds from long-term borrowings	-	153,707
Payments on long-term borrowings	(37,848)	(6,278,750)
Net cash (used in) financing activities	(5,293,973)	(12,553,893)

Net increase (decrease) in cash and cash equivalents	(4,577,002)	6,787,611

CASH AND CASH EQUIVALENTS
Beginning	7,856,908	4,731,873
Ending	$3,279,906	$11,519,484
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$892,206	$1,353,025

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$137,810	$40,248
Reclassification of accrued interest to long-term debt	-	116,781

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2007 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three and six months ended March 31, 2008 and 2007 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 3.	Inventories

Inventories consist of the following as of:

	March 31,	September 30,
	2008	2007

Raw materials, including corn, coal, chemicals and supplies	$1,511,950	$1,277,700
Work in process	1,782,197	1,151,023
Ethanol and distillers grains	5,646,060	1,242,806
Total	$8,940,207	$3,671,529

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2008	September 30, 2007

Construction term loan. (A)	$22,750,000	$22,750,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	257,500	272,500

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	454,589	477,437

	26,028,870	26,066,718
Less current maturities	(3,823,874)	(1,323,346)
	$22,204,996	$24,743,372

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of March 31, 2008 the Company has been allowed to make prepayments of $16,250,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on March 1, 2015. Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance outstanding as of March 31, 2008.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $24,929,636 and $40,925,706 for the three months and six months ended March 31, 2008, respectively. There were corn purchases of $16,133,002 and $27,100,638 for the three months and six months ended March 31, 2007, respectively. As of March 31, 2008, the Company has several corn cash contracts with HOIC amounting to approximately 1,189,000 bushels, for a commitment of approximately $6,308,000 and several basis contracts representing approximately 3,635,000 bushels of corn. The contracts mature on various dates through October 2008. The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $28,025 and $137,642 for the three months and six months ended March 31, 2008, respectively. There were miscellaneous purchases of $86,587 and $119,794 for the three months and six months ended March 31, 2007, respectively. As of March 31, 2008 the amount due to HOIC is $753,357.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company. Total purchases for the three months and six months ended March 31, 2008 is $219,310 and $334,255, respectively. Purchases for the three months and six months ended March 31, 2007 is $103,769 and $215,017, respectively. As of March 31, 2008 the amount due to Prairie Land Cooperative is $58,208. As of March 31, 2008, there was a purchase commitment of $181,137.

Note 6.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement. For the three months and six months ended March 31, 2008 the Company has expensed $123,875 and $249,790, respectively, under this agreement. Marketing expense for the three months and six months ended March 31, 2007 is $122,120 and $242,886, respectively. Revenues with this customer were $27,593,184 and $51,338,383 for the three months and six months ended March 31, 2008, respectively. For the three months and six months ended March 31, 2007 revenue with this customer is $25,288,491 and $49,649,768, respectively. Trade accounts receivable of $1,535,348 was due from the customer as of March 31, 2008.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant. For the three months and six months ended March 31, 2008, the Company has expensed marketing fees of $ 0 and $10,672, respectively, under this agreement. For the three months and six months ended March 31, 2007 is $60,029 and $117,966, respectively. Revenues with this customer were $ 0 and $154,758 for the three months and six months ended March 31, 2008, respectively. For the three months and six months ended March 31, 2007 revenue with this customer is $3,585,011 and $7,291,899, respectively. There was no trade accounts receivable due from the customer as of March 31, 2008.

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007. For the three months and six months ended March 31, 2008, the Company has expensed marketing fees of $122,554 and $189,083, respectively, under this agreement. There were no expenses reported for the three months and six months ended March 31, 2007. Revenues with this customer were $6,869,750 and $11,317,372 for the three months and six months ended March 31, 2008, respectively. There were no revenues reported for the three months and six months ended March 31, 2007. Trade accounts receivable of $950,135 was due from the customer as of March 31, 2008.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. For the three months and six months ended March 31, 2008 the Company has purchased $1,562,564 and $2,730,002, respectively, of coal under this contract. For the three months and six months ended March 31, 2007 is $1,015,214 and $2,119,834, respectively.

The Company has entered into one variable and one fixed contract with a supplier of denaturant. The variable contract is for a minimum purchase of 144,000 gallons at the national gasoline daily average plus $.235/usg. The term of the contract is from April 1, 2008 through June 30, 2008. The fixed contract is for a minimum purchase of 126,000 gallons at a fixed price of $2.545 per gallon. The total future purchase commitment is $690,894. For the three months and six months ended March 31, 2008, the Company purchased $862,976 and $1,403,169 respectively, of denaturant. For the three months and six months ended March 31, 2007 is $866,688 and $1,774,009, respectively.

Revenue by product is as follows:

(In thousands)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Ethanol	$27,593	$25,288	$51,338	$49,650
Distiller's Grains	$6,869	$3,585	$11,472	$7,292
Other	$83	$-	$125	$-

Note 7.	Risk Management

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(1,095,894)	$-	$(1,620,517)	$-
Unrealized	901,375	-	(652,039)	-
Total effect on revenue	(194,519)	-	(2,272,556)	-

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	210,025	1,313,242	155,206	9,156,775
Unrealized	(248,762)	(3,857,837)	(680,106)	(4,725,825)
Total effect on cost of goods sold	(38,737)	(2,544,595)	(524,900)	4,430,950

Total increase (decrease) to operating income due to derivative activities	$(233,256)	$(2,544,595)	$(2,797,456)	$4,430,950

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

Lincolnway Energy may have obtained industry, market and competitive position data used in this quarterly report or its general business plan from Lincolnway Energy's own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a relatively new and rapidly developing and expanding industry such as the ethanol industry.

Overview

Lincolnway Energy is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based fuel grade ethanol plant in Nevada, Iowa. Lincolnway Energy began producing ethanol and distillers grains on May 22, 2006. Lincolnway Energy's ethanol plant passed performance testing and became fully operational on June 22, 2006. Lincolnway Energy anticipates producing approximately 50 to 55 million gallons of denatured ethanol for the fiscal year ended September 30, 2008.

Lincolnway Energy's revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy's distillers grain is marketed by Hawkeye Gold, LLC.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the six months ended March 31, 2008, are as follows:

• Total revenues increased 6.5% or $3.7 million, compared to the 2007 comparable period.

• Total cost of goods sold increased 46.8%, or $18.0 million, compared to the 2007 comparable period.

• Change in derivative activity of $7.2 million, compared to the 2007 comparable period.

• Interest expense decreased 32.2%, or .4 million, compared to the 2007 comparable period.

• Net income was $2.2 million, compared to net income of $16.2 million for the 2007 period.

• Ethanol sold was 25 million gallons, an increase of 3% or .7 million gallons, compared to the 2007 comparable period.

Plan of Operations

Lincolnway Energy reached a production record for the second fiscal quarter 2008, producing 14.8 million gallons in 91 days of operation. Lincolnway Energy reached this record even though production had to be slowed for centrifuge repairs and stack emissions testing. Lincolnway Energy was able to obtain this record through process improvements and extensive employee training for new and existing team members.

Lincolnway Energy will continue to focus on changes that will bring increased production efficiency and reduction in processing cost. Recent price increases for most ingredients have highlighted the need to reexamine usage rates and optimize the economics of all ingredients used in production. Lincolnway Energy continues to examine new products and new technologies that can improve efficiency and reduce production costs.

A corn oil extraction system was completed and commissioned in April 2008. Lincolnway Energy is currently working to maximize corn oil production capacity. The system is performing as expected in performance projections.

Lincolnway Energy will be continuing to test new process improvements and ingredients that show promise of increasing efficiency. As the Lincolnway Energy staff has matured they have come to better understand the process of manufacturing ethanol, and with that better understanding has come many ideas that once implemented have helped to increase production capacity or increased production efficiency.

Air Permit Testing

During the month of March 2008 Lincolnway Energy underwent a series of emissions tests to provide further support for a future air quality permit application. The tests were conducted on the main combustor stack over a four day time period at varying test parameters. Lincolnway Energy has recently received the results of the testing. The test results are currently being analyzed to determine a future course of action which will be developed in full cooperation with the Iowa Department of Natural Resources.

Water Permit Testing

Lincolnway Energy’s water test results during the six months ended March 31, 2008 on iron content show full compliance with Lincolnway Energy’s NPDES permit.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and six months ended March 31, 2008 and 2007 ( dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2008		2007		2008		2007

Revenue	$34,352	100.0%	$28,874	100.0%	$60,663	100.0%	$56,942	100.0%
Cost of goods sold	30,650	89.2%	26,388	91.4%	56,352	92.9%	38,393	67.4%
Gross Profit	3,702	10.8%	2,486	8.6%	4,311	7.1%	18,549	32.6%
General and administrative expenses	650	1.9%	843	2.9%	1,416	2.3%	1,460	2.6%
Operating income	3,052	8.9%	1,643	5.7%	2,895	4.8%	17,089	30.0%
Other (expense)	(281)	(.80)%	(334)	(1.2)%	(674)	(1.1)%	(924)	(1.6)%
Net Income	$2,771	8.1%	$1,309	4.5%	$2,221	3.7%	$16,165	28.4%

The following table shows other key data for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
Operating Data:	2008	2007	2008	2007

Ethanol sold (gallons in thousands)	12,387	12,212	24,979	24,288
Average gross price of ethanol sold
(dollars per gallon)	$2.23	$2.08	$2.06	$2.05
Dry distillers grain sold (tons)	36,661	32,887	64,781	70,498
Average dry distillers grain sales price per ton	$178.42	$105.53	$166.33	$100.82
Average corn cost per bushel	$4.72	$3.49	$4.13	$3.11

Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007

Revenues. Revenues increased by $5.5 million, or 19.0%, to $34.4 million for the three months ended March 31, 2008 from $28.9 million for the three months ended March 31, 2007. The increase in revenue was the result of a 7.2% increase in average gross ethanol price and a 69.0% increase in average dried distillers grain gross price, compared to the three months ended March 31, 2007.

Sales from ethanol increased $2.3 million, or 9.1%, to $27.6 million for the three months ended March 31, 2008 from $25.3 million for the three months ended March 31, 2007. The average price of ethanol sold was $2.23 per gallon for the three months ended March 31, 2008 compared to $2.08 per gallon for the three months ended March 31, 2007. Ethanol sales increased .2 million gallons, or 1.4%, for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Sales from co-products increased by $3.4 million, or 94.0%, to $7.0 million for the three months ended March 31, 2008 from $3.6 million for the three months ended March 31, 2007. The average price of dried distillers grain sold was $178.42 per ton for the three months ended March 31, 2008, compared to $105.53 for the prior comparable period. Dried distillers grain sales increased by 3,774 tons, or 11.5%, for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Wet distillers grain sales increased by 3,120 tons, or 81.6%, for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. For the three months ended March 31, 2008 there were reported sales for excess syrup and corn oil of $83,428. There were no sales for these co-products for the three months ended March 31, 2007.

Revenues included a combined unrealized and realized loss of $.2 million related to ethanol derivative instruments for the three months ended March 31, 2008. Lincolnway Energy did not hold any ethanol derivative instruments for the three months ended March 31, 2007. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales. These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $4.3 million, or 16.2%, to $30.7 million for the three months ended March 31, 2008 from $26.4 million for the three months ended March 31, 2007. The increase was primarily due to higher corn cost in the 2008 period compared to the 2007 period. Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $7.0 million to $25.0 million for the three months ended March 31, 2008 from $18.0 million for the three months ended March 31, 2007. Corn costs represented 81% of Lincolnway Energy's cost of goods sold for the three months ended March 31, 2008 compared to 69% for the three months ended March 31, 2007.

The increase in corn costs is primarily driven by an increase in cash corn prices compared to the prior period. Lincolnway Energy had a $.04 million marked to market loss during the first quarter of 2008, compared to a $2.5 million loss in the same period in 2007. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. Corn prices have increased significantly from $3.525 per bushel in January 2007 for March 2007 delivery to $ 5.19 per bushel in January 2008 for March 2008 delivery.

Ethanol freight costs increased $.3 million to $1.9 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007. The increase is due to a 12% increase in the average freight rate per gallon due to an increase in rail rates and also the additional volume of ethanol shipped for the period.

General and administrative expenses. General and administrative expenses decreased $.2 million to $.6 million for the three months ended March 31, 2008 from $.8 million for the three months ended March 31, 2007. The decrease is primarily due to lower cost for professional fees for the 2008 period compared to 2007.

Other income and (expense). Interest expense decreased $.2 million to $.3 million for the three months ended March 31, 2008 from $.5 million for the three months ended March 31, 2007. Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 5.2% as of March 31, 2008 from 8.2% as of March 31, 2007. Lincolnway Energy has also reduced long term debt by $5.1 million since March 31, 2007.

Results of Operations for the Six Months Ended March 31, 2008 as Compared to the Six Months Ended March 31, 2007

Revenues. Revenues increased by $3.7 million, or 6.5%, to $60.7 million for the six months ended March 31, 2008 from $56.9 million for the six months ended March 31, 2007. The increase in revenue was the result of an increase in ethanol volume sold and an increase in average dried distillers grain gross price, compared to the six months ended March 31, 2007.

Sales from ethanol increased $1.7 million, or 3.4%, to $51.3 million for the six months ended March 31, 2008 from $49.6 million for the six months ended March 31, 2007. The average price of ethanol sold was $2.06 per gallon for the six months ended March 31, 2008 compared to $2.05 per gallon for the six months ended March 31, 2007. Ethanol sales increased .7 million gallons, or 2.8%, for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007.

Sales from co-products increased by $4.3 million, or 59.0%, to $11.6 million for the six months ended March 31, 2008 from $7.3 million for the six months ended March 31, 2007. The average price of dried distillers grain sold was $166.33 per ton for the six months ended March 31, 2008, compared to $100.82 for the prior comparable period. Wet distillers grain sales increased by 11,801 tons, or 218%, for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007. For the six months ended March 31, 2008 there were reported sales for excess syrup and corn oil of $125,160. There were no sales for these co-products for the six months ended March 31, 2007.

Revenues included a combined unrealized and realized loss of $2.3 million related to ethanol derivative instruments for the six months ended March 31, 2008. Lincolnway Energy did not hold any ethanol derivative instruments for the six months ended March 31, 2007. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales. These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $18 million, or 47%, to $56.4 million for the six months ended March 31 2008 from $38.4 million for the six months ended March 31, 2007. The increase was primarily due to higher corn cost in the 2008 period compared to the 2007 period. Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $19.5 million to $41.6 million for the six months ended March 31, 2008 from $22.1 million for the six months ended March 31, 2007. Corn costs represented 74% of Lincolnway Energy's cost of goods sold for the six months ended March 31, 2008 compared to 58% for the six months ended March 31, 2007.

The increase in corn costs is primarily driven by an increase in cash corn prices compared to the prior period. The corn costs for the six months ended March 31, 2008 also included a marked to market loss of $.5 million for derivatives relating to future deliveries of corn, compared to a $4.4 million marked to market gain in the same period in 2007.

Ethanol freight costs increased $.6 million to $3.8 million for the six months ended March 31, 2008 from $3.2 million for the six months ended March 31, 2007. The increase is due to a 16% increase in the average freight rate per gallon due to an increase in rail rates and also the additional volume of ethanol shipped for the period.

General and administrative expenses. There was a minimal change in general and administration costs for the six months ended March 31, 2008 when compared to the six months ended March 31, 2007.

Other income and (expense). Interest expense decreased $.4 million to $.8 million for the six months ended March 31, 2008 from $1.2 million for the six months ended March 31, 2007. Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 5.2% as of March 31, 2008 from 8.2% as of March 31, 2007. Lincolnway Energy has also reduced long term debt by $5.1 million since March 31, 2007.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

Corn prices continued to rise in the first quarter of 2008. This uptrend began in late summer of 2007 near $3.25 per bushel on the Chicago Board of Trade (CBOT) and continues as front month CBOT prices trade 0.15 cents per bushel above or below the $6.00 mark. Current prices are well above historical highs and will likely remain strong through the growing season as yields are determined largely by the weather during the spring and summer months. Strong export and domestic demand for corn, as well as other agricultural crops, along with increasing energy costs, continues to fuel the uptrend.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the CBOT, as well as the purchase of physical delivery contracts from suppliers. To ensure adequate supply and protection against rapid price increases, Lincolnway Energy has attempted to keep a net corn ownership position of approximately 60-75 days worth of usage, on a continuous basis, using the tools described above. A substantial risk to Lincolnway Energy with respect to corn is a widespread crop failure that would make it economically difficult to secure an adequate supply of feedstock.

Ethanol

Ethanol prices on the CBOT have been moving higher throughout most of 2008. A strong overall world economy, bolstered by rapid industrialization and growth in China and India, has kept demand for energy on the rise. Those factors have helped ethanol prices rise over 0.45 cents since the start of calendar year 2008. A decrease in the profitability of ethanol production in the third quarter of 2007 helped to temporarily slow the overall expansion of the industry and keep excess production from flooding the market. The net effect of this decreased production growth is being seen in the current price increase. Lincolnway Energy has utilized various hedge instruments in the risk management of ethanol prices. Lincolnway Energy is currently maintaining the ability to capitalize on spot market sales, which Lincolnway Energy currently believes offer the greatest value when compared to sales further out on the calendar.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy. This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into a gallon of marketable denatured ethanol. All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin. Gross margins have found a good amount of stability in 2008, with a relatively flat standard deviation. The values of corn and ethanol have been strongly correlated in 2008, which is the main contributing factor in the stability of the gross crush margin. Major factors that could change the gross margins, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON – CRUSH MARGIN HISTORY

Source: Chicago Board of Trade

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

Cash Flow Data: ( Unaudited)	Six Months Ended March 31,
	(in thousands)
Cash Flow Data:	2008	2007
Net cash provided by operating activities	$469	$21,277
Net cash provided by (used in) investing activities	248	(1,935)
Net cash (used in ) financing activities	(5,294)	(12,554)
Net increase (decrease) in cash and cash equivalents	$(4,577)	$6,788

	As of March 31	As of March 31
Additional Data:	2008	2007	Financial Covenants
Cash and cash equivalents	$3,280	$11,519
Working capital	$10,083	$16,802	$5,000
Long term debt	$22,205	$27,281
Net worth	$56,934	$65,399	$42,000

For the six months ended March 31, 2008, net cash provided by operating activities decreased by $20.8 million, when compared to cash provided by operating activities for the six months ended March 31, 2007. The decrease is due to a decrease in net income for the six months ended March 31, 2008 of $14.0 million, a $1.0 million increase in derivative broker accounts, a $2.8 million decrease in derivative financial instruments and a $2.7 million increase in inventories, all when compared to the six months ended March 31, 2007. The decrease in net income for the six months ended March 31, 2008 is primarily due to the increase in corn costs which has a result has lowered the profit margins. The change in derivative broker accounts and financial instruments is due to the volatility of the commodities market and increased margin requirements.

Finished goods inventory is higher for the six months ended March 31, 2008 compared to the six months ended March 31, 2007 due to an ethanol unit train that had not yet been released to the common carrier as of March 31, 2008 and therefore could not be reported as revenue and released in inventory. For the six months ended March 31, 2008, Lincolnway Energy had an increase of $1.3 million of deferred revenue when compared to the six months ended March 31, 2007. This is a result of advance payments from Lincolnway Energy's ethanol marketer on ethanol sales that have not yet been recognized due to the unit train not yet being released to the common carrier.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used by investing activities decreased by $2.2 million for the six months ended March 31, 2008 when compared to cash used in investing activities for the six months ended March 31, 2007. The decrease is due to proceeds received from redemption of a certificate of deposit, offset by a reduction of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $7.3 million for the six months ended March 31, 2008 when compared to cash used in investing activities for the six months ended March 31, 2007. The decrease is due to a decrease in member distribution payments and payments on long-term borrowings for the six months ended March 31, 2008.

As of March 31, 2008, Lincolnway Energy had total debt of $26.0 million, of which $3.8 million is due within one year and is classified as current maturities of long-term debt on the balance sheet. Lincolnway Energy has a $10.0 million revolving term credit agreement available from Co-Bank that had no outstanding balance as of March 31, 2008.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy’s ethanol and distiller’s grain is recognized at the time title and all risk of ownership transfers to the customer, which generally occurs upon shipment to the customer or when the customer picks up the product. For railcar shipments, title passes when the product is released to the common carrier and a bill of lading is produced. For truck shipments, title passes once the truck is filled and leaves the premises of Lincolnway Energy. Shipping, handling costs and marketing fees incurred by Lincolnway Energy for the sale of ethanol and distiller’s grain are included in cost of goods sold.

Lincolnway Energy’s ethanol production is sold to Renewable Products Marketing Group (RPMG). Lincolnway Energy’s ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by RPMG. Lincolnway Energy pays RPMG a pooling fee of $.01 per gallon of ethanol, and RPMG pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. The averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant.

Lincolnway Energy’s distiller’s grain production is sold to Hawkeye Gold, LLC. Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller’s grains equal to the greater of 2% of the FOB plant price for the dried distiller’s grain or a per-ton fee of $1.30 for the dried distiller’s grain. The marketing fee for wet distiller’s grains is the greater of 3% of the FOB plant price for the wet distiller’s grains or a per-ton fee of $1.00 for the wet distiller’s grains.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2008 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the various risks inherent in Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks. The primary market risks arise as a result of possible changes in certain commodity prices.

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol. The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distillers grains and the price for ethanol and distillers grains. For example, ethanol and distillers grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.

Lincolnway Energy's average gross corn costs during the three and six months ended March 31, 2008 was, respectively, approximately $4.72 and $4.13 per bushel, compared to, respectively, $3.49 and $3.11 per bushel for the three and six months ended March 31, 2007.

During the quarter ended March 31, 2008, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $4.71 per bushel to a high of $6.16 per bushel for May 2008 delivery.

During the quarter ended March 31, 2008, ethanol prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $1.975 per gallon to a high of $2.57 per gallon for May 2008 delivery.

Lincolnway Energy has some price protection in place for April, May and June of 2008 thru short swaps and long calls that net zero gallons. Due to the increasing ethanol prices of late, Lincolnway Energy is primarily in the spot market for ethanol prices.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the six months ended March 31, 2008 was $524,900, as opposed to the net gain of $4,430,950 for the six months ended March 31, 2007.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for both the three and six months ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as noted in the following paragraph, as of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. Except as noted in the following paragraph, as of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

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

There has been no material change from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2007 and filed with the Securities and Exchange Commission on December 21, 2007. One matter that has changed is that the Energy Independence and Security Act of 2007 was signed into law by President Bush on December 19, 2007, with the Act taking effect on January 1, 2008. The Act does provide support for the ethanol industry, but Lincolnway Energy does not believe that it will have any material effect on Lincolnway Energy's business or financial results or condition in the near term, with the adverse counterveiling factors currently including the high cost of corn.

The various risk factors related to increased corn and input costs have been particularly relevant during the quarter covered by this quarterly report.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2008 through March 31, 2008.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of January 1, 2008 through March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within thirty days, with respect to any indebtedness of Lincolnway Energy exceeding 5% of the total assets of Lincolnway Energy.

No material arrearage in the payment of distributions or any other material delinquency has occurred with respect to any class of preferred membership units of Lincolnway Energy which is registered or which ranks prior to any class of registered membership units of Lincolnway Energy.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of the members of Lincolnway Energy was held on February 18, 2008. The only matters voted upon by the members at the annual meeting were the election of three directors for Lincolnway Energy and the ratification of the appointment of Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2008.

Lincolnway Energy has nine directors, who are divided into three classes based upon the length of their term. Each director is elected to a three-year term and until his or her successor is elected, and the terms of the directors are staggered so that the term of three of the directors expire each year.

The three directors whose term expired at the annual meeting were Brian Conrad, Timothy Fevold and Jeff Taylor.

At least twenty-five percent of the outstanding membership units needed to be represented at the annual meeting in order for there to be a quorum, and the vote of a plurality of the membership units which were voted on the election of the directors was the act of the members on that matter. A plurality vote means that the three nominees who received the highest number of votes were elected to fill the three director positions.

There were four nominees for the three director positions, and those nominees were Brian Conrad, Timothy Fevold, Jeff Taylor and Bob Finch. Brian Conrad, Timothy Fevold and Jeff Taylor were elected as directors at the annual meeting, to serve until the annual meeting of the members which will be held in 2011 and until their successors are elected.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the four nominees for election as a director at the annual meeting was as follows:

Name	For	Against Or Withheld	Abstentions	Broker Non-Votes

Brian Conrad	20,309	—	—	—
Timothy Fevold	18,761	—	—	—
Jeff Taylor	22,408	—	—	—
Bob Finch	11,034	—	—	—

The directors whose term of office continued after the annual meeting of the members were William Couser, Terrill Wycoff, Rick Vaughan, James Hill, Kurt Olson and Richard Johnson.

The only other proposal voted upon by the members at the annual meeting was the ratification of the appointment of McGladrey & Pullen, LLP as Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2008. The proposal was approved by the necessary vote of the members, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding the proposal was as follows:

	Against		Broker
For	or Withheld	Abstentions	Non-Votes
22,262	469	1841	—

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2008 through March 31, 2008 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board of directors.

The following individuals were elected by the directors to the offices set forth opposite their name at a meeting of the directors held on April 16, 2008.

Name	Office

Jeff Taylor	Chairman
Brian Conrad	Vice Chairman
Kurt Olson	Secretary
Terry Wycoff	Treasurer

The individuals will hold those offices until the first meeting of the directors which follows the annual meeting of the members which is held in 2009 and until their successors are elected.

Rick Brehm continues as the President and Chief Executive Officer of Lincolnway Energy, and Kim Supercynski continues as the Chief Financial Officer.

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

LINCOLNWAY ENERGY, LLC

May 14, 2008	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief Executive Officer

May 14, 2008	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2008