Form 10-Q
period 2008-06-30
Lincolnway Energy, LLC
filed 2008-08-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2008.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2008	September 30, 2007
	Unaudited
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$9,735,513	$7,856,908
Certificate of deposit	—	428,050
Due from broker	3,454,808	845,169
Trade and other accounts receivable (Note 6)	3,726,481	2,475,593
Inventories (Note 3)	4,707,319	3,671,529
Prepaid expenses and other	102,255	162,215
Derivative financial instruments (Note 7)	—	514,464
Total current assets	21,726,376	15,953,928

PROPERTY AND EQUIPMENT
Land and land improvements	6,969,637	6,966,137
Buildings and improvements	1,604,305	1,587,836
Plant and process equipment	73,772,597	73,319,932
Construction in progress	47,630	92,513
Office furniture and equipment	348,922	332,986
	82,743,091	82,299,404
Accumulated depreciation	(16,734,990)	(10,681,642)
	66,008,101	71,617,762
OTHER ASSETS
Restricted cash (Note 4)	351,000	351,000
Financing costs, net of amortization of $112,628 and $80,448	359,334	391,514
Deposit	463,994	504,753
Investments	2,000	2,000
	1,176,328	1,249,267
	$88,910,805	$88,820,957

See Notes to Unaudited Financial Statements.

	June 30, 2008	September 30, 2007
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,422,806	$1,772,703
Accounts payable, related party (Note 5)	361,611	169,088
Current maturities of long-term debt (Note 4)	2,550,809	1,323,346
Accrued expenses	595,033	726,008
Derivative financial instruments (Note 7)	967,376	117,475
Total current liabilities	5,897,635	4,108,620

LONG-TERM DEBT, less current maturities (Note 4)	20,947,496	24,743,372

COMMITMENTS AND CONTINGENCY (Notes 5, 6 and 8)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	23,075,569	20,978,860
	62,065,674	59,968,965

	$88,910,805	$88,820,957

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(Unaudited)

Revenues (Note 6)	$45,605,750	$32,674,730

Cost of goods sold	36,471,432	29,355,876

Gross profit	9,134,318	3,318,854

General and administrative expenses	557,455	798,041

Operating income	8,576,863	2,520,813

Other income (expense):
Interest income	34,451	138,331
Interest expense	(325,689)	(557,600)
Other	—	33,570
	(291,238)	(385,699)

Net income	$8,285,625	$2,135,114

Weighted average units outstanding	42,049	42,076

Net income per unit - basic and diluted	$197.05	$50.74

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)

Revenues (Note 6)	$106,268,868	$89,616,396

Cost of goods sold	92,823,325	67,749,027

Gross profit	13,445,543	21,867,369

General and administrative expenses	1,972,956	2,283,580

Operating income	11,472,587	19,583,789

Other income (expense):
Interest income	143,186	371,092
Interest expense	(1,109,264)	(1,714,028)
Other	—	59,587
	(966,078)	(1,283,349)

Net income	$10,506,509	$18,300,440

Weighted average units outstanding	42,049	42,598

Net income per unit - basic and diluted	$249.86	$429.61

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,506,509	$18,300,440
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,095,622	6,009,201
Loss of disposal of property and equipment	25,495	107,390
Changes in working capital components:
Decrease in prepaid expenses and other	59,960	57,997
(Increase) decrease in trade and other accounts receivable	(1,250,888)	2,211,952
(Increase) in due from broker	(2,609,639)	(1,748,288)
Decrease in derivative financial instruments	1,364,365	3,153,960
(Increase) in inventories	(1,035,790)	(1,962,655)
(Increase) decrease in deposits	40,759	(449,250)
(Decrease) in accounts payable	(369,555)	(162,918)
Increase in accounts payable, related party	192,523	521,741
(Decrease) in accrued expenses	(130,975)	(64,602)
Net cash provided by operating activities	12,888,386	25,974,968

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(461,407)	(1,670,503)
Proceeds from redemption of certificate of deposit	428,050	—
Purchase of certificate of deposit	—	(779,050)
Proceeds from sale of equipment	1,789	—
Net cash (used in) investing activities	(31,568)	(2,449,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(8,409,800)	(14,838,649)
Repurchase of membership units	—	(810,000)
Proceeds from long-term borrowings	—	153,707
Payments on long-term borrowings	(2,568,413)	(8,808,813)
Net cash (used in) financing activities	(10,978,213)	(24,303,755)

Net increase (decrease) in cash and cash equivalents	1,878,605	(778,340)

CASH AND CASH EQUIVALENTS
Beginning	7,856,908	4,731,873
Ending	$9,735,513	$3,953,533

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$1,230,592	$1,887,451

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$19,658	—
Reclassification of accrued interest to long-term debt	—	$116,781

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity: Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant. The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2007 was derived from the Company’s audited balance as of that date. The accompanying financial statements as of and for the three and nine months ended June 30, 2008 and 2007 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2007 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 3.	Inventories

Inventories consist of the following as of:

	June 30, 2008	September 30, 2007

Raw materials, including corn, coal, chemicals and supplies	$2,538,926	$1,277,700
Work in process	1,011,976	1,151,023
Ethanol and distillers grains	1,156,417	1,242,806
Total	$4,707,319	$3,671,529

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2008	September 30, 2007

Construction term loan. (A)	$20,250,000	$22,750,000

Construction/revolving term loan. (C)	—	—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	250,000	272,500

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	431,524	477,437

	23,498,305	26,066,718
Less current maturities	(2,550,809)	(1,323,346)
	$20,947,496	$24,743,372

(A)
The Company has a construction and term loan with a financial institution. Borrowings under the term loan include a variable interest rate based on prime less .05%. The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. The agreement requires the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. As of June 30, 2008 the Company has been allowed to make prepayments of $18,750,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party. Quarterly interest payments began on March 31, 2007. The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on March 1, 2015. Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement. Borrowings are subject to borrowing base restrictions as defined in the agreement. The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. Borrowings under this agreement are collateralized by substantially all of the Company’s assets. There was no balance outstanding as of June 30, 2008.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The Company purchased corn totaling $27,090,309 and $68,016,015 for the three months and nine months ended June 30, 2008, respectively. There were corn purchases of $17,190,822 and $44,291,460 for the three months and nine months ended June 30, 2007, respectively. As of June 30, 2008, the Company has several corn cash contracts with HOIC amounting to approximately 2,650,000 bushels, for a commitment of approximately $17,645,000 and several basis contracts representing approximately 4,015,000 bushels of corn. The contracts mature on various dates through March 2009. The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $17,873 and $155,515 for the three months and nine months ended June 30, 2008, respectively. There were miscellaneous purchases of $149,539 and $269,333 for the three months and nine months ended June 30, 2007, respectively. As of June 30, 2008 the amount due to HOIC is $283,153.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company. Total purchases for the three months and nine months ended June 30, 2008 is $262,302 and $596,557, respectively. Purchases for the three months and nine months ended June 30, 2007 is $101,777 and $316,794, respectively. As of June 30, 2008 the amount due to Prairie Land Cooperative is $78,458. As of June 30, 2008, there was a purchase commitment of $286,728.

Note 6.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company. Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold. This agreement shall be effective until terminated by 45 days’ written notice. The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement. For the three months and nine months ended June 30, 2008 the Company has expensed $156,946 and $406,736, respectively, under this agreement. Marketing expense for the three months and nine months ended June 30, 2007 is $131,865 and $374,751, respectively. Revenues with this customer were $38,720,002 and $90,058,385 for the three months and nine months ended June 30, 2008, respectively. For the three months and nine months ended June 30, 2007 revenue with this customer is $28,307,050 and $77,956,818, respectively. Trade accounts receivable of $2,685,517 was due from the customer as of June 30, 2008.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant. For the three months and nine months ended June 30, 2008, the Company has expensed marketing fees of $ 0 and $10,672, respectively, under this agreement. For the three months and nine months ended June 30, 2007 is $68,632 and $186,598, respectively. Revenues with this customer were $ 0 and $154,758 for the three months and nine months ended June 30, 2008, respectively. For the three months and nine months ended June 30, 2007 revenue with this customer is $4,351,438 and $11,643,337, respectively. There was no trade accounts receivable due from the customer as of June 30, 2008.

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007. For the three months and nine months ended June 30, 2008, the Company has expensed marketing fees of $126,412 and $315,495, respectively, under this agreement. There were no expenses reported for the three months and nine months ended June 30, 2007. Revenues with this customer were $6,795,869 and $18,113,241 for the three months and nine months ended June 30, 2008, respectively. There were no revenues reported for the three months and nine months ended June 30, 2007. Trade accounts receivable of $827,265 was due from the customer as of June 30, 2008.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. For the three months and nine months ended June 30, 2008 the Company has purchased $1,397,762 and $4,127,764, respectively, of coal under this contract. For the three months and nine months ended June 30, 2007 is $1,041,568 and $3,161,402, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 126,000 gallons at the national gasoline daily average plus $.23/usg. The term of the contract is from July 1, 2008 through September 30, 2008. The estimated future purchase commitment is $390,600. For the three months and nine months ended June 30, 2008, the Company purchased $742,008 and $2,145,177 respectively, of denaturant. For the three months and nine months ended June 30, 2007 is $904,604 and $2,678,613, respectively.

Revenue by product is as follows:

(In thousands)	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Ethanol	$38,720	$28,307	$90,058	$77,957
Distiller's Grains	$6,796	$4,351	$18,268	$11,643
Other	$461	$—	$586	$—

Note 7.	Risk Management

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The effects on operating income from derivative activities is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(576,460)	$—	$(2,196,977)	$—
Unrealized	205,586	16,240	(446,453)	16,240
Total effect on revenue	(370,874)	16,240	(2,643,430)	16,240

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	3,436,900	(4,001,404)	3,592,106	5,155,371
Unrealized	2,729,188	2,402,375	2,049,082	(2,323,450)
Total effect on cost of goods sold	6,166,088	(1,599,029)	5,641,188	2,831,921

Total increase (decrease) to operating income due to derivative activities	$5,795,214	$(1,582,789)	$2,997,758	$2,848,161

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

Lincolnway Energy may have obtained industry, market and competitive position data used in this quarterly report or its general business plan from Lincolnway Energy's own research, internal surveys and from studies conducted by other persons, trade or industry associations or general publications and other publicly available information. A trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Independent industry publications and surveys also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information. Forecasts are in all events likely to be inaccurate, especially over long periods of time, and in particular in a still relatively new and developing and expanding industry such as the ethanol industry.

Overview

Lincolnway Energy is an Iowa limited liability company that was organized on May 19, 2004 for the purpose of constructing and operating a corn based fuel grade ethanol plant in Nevada, Iowa. Lincolnway Energy began producing ethanol and distillers grains on May 22, 2006. Lincolnway Energy's ethanol plant passed performance testing and became fully operational on June 22, 2006. Lincolnway Energy anticipates producing approximately 55 million gallons of denatured ethanol for the fiscal year ended September 30, 2008.

Lincolnway Energy's revenues are derived from the sale and distribution of its ethanol and distillers grains throughout the United States and Mexico. Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group. Lincolnway Energy's distillers grain is marketed by Hawkeye Gold, LLC. Lincolnway Energy is also selling corn syrup and corn oil to two companies.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations. Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the nine months ended June 30, 2008, are as follows:

•	Total revenues increased 18.6%, or $16.7 million, compared to the 2007 comparable period.

•	Total cost of goods sold increased 37.1%, or $25.1 million, compared to the 2007 comparable period.

•	Interest expense decreased 35.3%, or .6 million, compared to the 2007 comparable period.

•	Net income decreased 42.6%, or $7.8 million, compared to the 2007 comparable period.

•	Ethanol sold was 41 million gallons, an increase of 8.5% or 3.2 million gallons, compared to the 2007 comparable period.

Plan of Operations

One ongoing goal of Lincolnway Energy is to operate its ethanol plant in as cost effective manner as possible. Over the past several quarters Lincolnway Energy has worked with various technology and equipment providers to explore opportunities to reduce Lincolnway Energy’s production and operating costs. Most of the opportunities have no operating history and present potential risk advantages.

          The process of analyzing the various available technologies can be difficult and takes a great deal of effort, as there are often multiple suppliers each touting increased efficiency, but none actually having an operating history. In the coming months Lincolnway Energy intends to identify three to four opportunities that present the most potential benefit to Lincolnway Energy.

Lincolnway Energy feels that with current market conditions, the best current course of action is to invest in efficiency improvements to its plant in order to help increase efficiency, lower operating costs, and make Lincolnway Energy more self sufficient. The types of opportunities that Lincolnway Energy might pursue may depend on obtaining a new air permit.

Obtaining a new air permit and operating in compliance with that permit are top priorities for Lincolnway Energy over the next quarter.

Air Permit Testing

           During the past quarter, Lincolnway Energy received emissions test results from the March 2008 stack testing. Lincolnway Energy believes the test results provide support for a new air permit application under the 250 ton rule adopted in 2007. Lincolnway Energy is currently scheduled to meet with the Iowa Department of Natural Resources staff on August 28, 2008 to hold a pre permit application discussion. Lincolnway Energy believes it will be prepared to submit an air permit application prior to fiscal year end barring any unforeseen circumstances.

Water Permit Testing

Lincolnway Energy’s water test results during the nine months ended June 30, 2008 on iron content show full compliance with Lincolnway Energy’s NPDES permit.

Corn Oil Extraction

Over the past several months Lincolnway Energy has initiated extracting corn oil from evaporated syrup. Lincolnway Energy recently concluded that it would be economical to extract corn oil on an ongoing basis.

Lincolnway Energy intends to enter into an agreement with a third party to market and sell Lincolnway Energy’s corn oil, and hopes to enter into a marketing agreement during the fourth quarter of this fiscal year.

Results of Operations

           The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and nine months ended June 30, 2008 and 2007 ( dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
Income Statement Data	2008		2007		2008		2007
	(Unaudited)				(Unaudited)
Revenue	$45,605	100.0%	$32,675	100.0%	$106,269	100.0%	$89,616	100.0%
Cost of goods sold	36,471	80.0%	29,356	89.8%	92,823	87.3%	67,749	75.6%
Gross Profit	9,134	20.0%	3,319	10.2%	13,446	12.7%	21,867	24.4%
General and administrative expenses	557	1.2%	798	2.4%	1,973	1.9%	2,284	2.5%
Operating income	8,577	18.8%	2,521	7.7%	11,473	10.8%	19,583	21.9%
Other (expense)	(291)	(.64%)	(386)	(1.2%)	(966)	(.9%)	(1,283)	(1.4%)
Net income	$8,286	18.2%	$2,135	6.5%	$10,507	9.9%	$18,300	20.4%

The following table shows other key data for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
Operating Data:	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Ethanol sold (gallons in thousands)	15,695	13,187	40,674	37,475
Average gross price of ethanol sold
(dollars per gallon)	$2.50	$2.15	$2.21	$2.08
Dry distillers grain sold (tons)	31,829	35,642	96,610	106,140
Average dry distillers grain sales price per ton	$201.69	$118.61	$177.15	$106.95
Average corn cost per bushel	$5.61	$3.77	$4.62	$3.30

Results of Operations for the Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Revenues. Revenues increased by $12.9 million, or 39.4%, to $45.6 million for the three months ended June 30, 2008, from $32.7 million for the three months ended June 30, 2007. The increase in revenue was the result of a 16.3% increase in average gross ethanol price, a 19.0% increase in ethanol sales and a 70.0% increase in average dried distillers grain gross price, compared to the three months ended June 30, 2007.

Sales from ethanol increased $10.4 million, or 36.7%, to $38.7 million for the three months ended June 30, 2008, from $28.3 million for the three months ended June 30, 2007. The average price of ethanol sold was $2.50 per gallon for the three months ended June 30, 2008 compared to $2.15 per gallon for the three months ended June 30, 2007. Ethanol sales increased 2.5 million gallons, or 19.0%, for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007.

Sales from co-products increased by $2.9 million, or 65.9%, to $7.3 million for the three months ended June 30, 2008, from $4.4 million for the three months ended June 30, 2007. The average price of dried distillers grain sold was $201.69 per ton for the three months ended June 30, 2008, compared to $118.61 for the corresponding period in 2007. Dried distillers grain sales decreased by 3,813 tons, or 10.7%, for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The decrease in sales is due an increased amount of oil extraction from the distillers grain that Lincolnway Energy is selling as a co-product and the increase in wet distillers grain sold. Wet distillers grain sales increased by 3,388 tons, or 78.6%, for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. Lincolnway Energy had sales for excess syrup and corn oil of approximately $461,000 during the three months ended June 30, 2008. There were no sales for these co-products for the three months ended June 30, 2007.

Revenues included a combined unrealized and realized loss of $.4 million related to ethanol derivative instruments for the three months ended June 30, 2008, compared to a $16,240 gain for the three months ended June 30, 2007. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales. These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $7.1 million, or 24.1%, to $36.5 million for the three months ended June 30, 2008, from $29.4 million for the three months ended June 30, 2007. The increase was due to higher corn, chemical, electricity, repairs and maintenance, coal costs and additional gallons sold in the 2008 period compared to the same period in 2007. Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, which include hedging gains and losses, increased $5.0 million, or 25.8%, to $24.4 million for the three months ended June 30, 2008, from $19.4 million for the three months ended June 30, 2007. Corn costs represented 67% of Lincolnway Energy's cost of goods sold for the three months ended June 30, 2008 compared to 66% for the three months ended June 30, 2007.

The increase in corn costs is primarily driven by an increase in gallons sold and an increase cash corn prices compared to the prior period, offset by a mark to market gain of $6.2 million in the three months ended June 30, 2008 compared to a $1.6 million loss in the same period in 2007. Lincolnway Energy's derivative contracts are marked to market each quarter, which can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. Corn prices have increased significantly from $3.525 per bushel in January 2007 for March 2007 delivery to $ 7.625 per bushel in June for July 2008 delivery.

Ethanol freight costs increased $.4 million, or 21.1%, to $2.3 million for the three months ended June 30, 2008, from $1.9 million for the three months ended June 30, 2007. The increase is due to a 4% increase in the average freight rate per gallon and also the additional volume of ethanol shipped during the 2008 period.

General and administrative expenses. General and administrative expenses decreased $.2 million, or 25%, to $.6 million for the three months ended June 30, 2008, from $.8 million for the three months ended June 30, 2007. The decrease is primarily due to lower cost for professional fees for the 2008 period compared to the 2007 period.

Other income and (expense). Interest expense decreased $.3 million, or 50%, to $.3 million for the three months ended June 30, 2008, from $.6 million for the three months ended June 30, 2007. Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank decreased to 4.95% as of June 30, 2008 from 8.2% as of June 30, 2007. Lincolnway Energy has also reduced long term debt by $2.5 million since June 30, 2007.

Results of Operations for the Nine Months Ended June 30, 2008 as Compared to the Nine Months Ended June 30, 2007

Revenues. Revenues increased by $16.7 million, or 18.6%, to $106.3 million for the nine months ended June 30, 2008, from $89.6 million for the nine months ended June 30, 2007. The increase in revenue was the result of an increase in ethanol volume sold as well as an increase in gross ethanol price and an increase in average dried distillers grain gross price, compared to the nine months ended June 30, 2007.

Sales from ethanol increased $12.1 million, or 15.5%, to $90.1 million for the nine months ended June 30, 2008, from $78.0 million for the nine months ended June 30, 2007. The average price of ethanol sold was $2.21 per gallon for the nine months ended June 30, 2008 compared to $2.08 per gallon for the nine months ended June 30, 2007. Ethanol sales increased 3.2 million gallons, or 8.5%, for the nine months ended June 30, 2008 when compared to the nine months ended June 30, 2007.

Sales from co-products increased by $7.3 million, or 63.0%, to $18.9 million for the nine months ended June 30, 2008, from $11.6 million for the nine months ended June 30, 2007. The average price of dried distillers grain sold was $177.15 per ton for the nine months ended June 30, 2008, compared to $106.95 for the prior comparable period. Wet distillers grain sales increased by 15,189 tons, or 156%, for the nine months ended June 30, 2008 when compared to the nine months ended June 30, 2007. Lincolnway Energy had sales for excess syrup and corn oil of $585,913 during the nine months ended June 30, 2008. There were no sales for these co-products for the nine months ended June 30, 2007.

Revenues included a combined unrealized and realized loss of $2.6 million related to ethanol derivative instruments for the nine months ended June 30, 2008, compared to a $16,240 gain for the nine months ended June 30, 2007. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales. These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $25.1 million, or 37.1%, to $92.8 million for the nine months ended June 30 2008, from $67.7 million for the nine months ended June 30, 2007. The increase was primarily due to higher corn cost in the 2008 period compared to the 2007 period. Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, which include hedging gains and losses, increased $21.8 million, or 54.1%, to $62.1 million for the nine months ended June 30, 2008, from $40.3 million for the nine months ended June 30, 2007. Corn costs represented 67% of Lincolnway Energy's cost of goods sold for the nine months ended June 30, 2008 compared to 60% for the nine months ended June 30, 2007.

The increase in corn costs is primarily driven by an increase in the cash corn prices during the nine months ended June 30, 2008 when compared to the same period in 2007. The corn costs for the nine months ended June 30, 2008 is offset by a marked to market gain of $5.6 million for derivatives relating to future deliveries of corn, compared to a $2.8 million marked to market gain in the same period in 2007.

Ethanol freight costs increased $1.0 million, or 19.6%, to $6.1 million for the nine months ended June 30, 2008, from $5.1 million for the nine months ended June 30, 2007. The increase is due to a 7% increase in the average freight rate per gallon due to an increase in rail rates and also the additional volume of ethanol shipped during the 2008 period.

General and administrative expenses. General and administrative expenses decreased $.3 million to $2.0 million for the nine months ended June 30, 2008, from $2.3 million for the nine months ended June 30, 2007. The decrease is primarily due to lower cost for professional fees for the 2008 period compared to the 2007 period.

Other income and (expense). Interest expense decreased $.6 million to $1.1 million for the nine months ended June 30, 2008, from $1.7 million for the nine months ended June 30, 2007. Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank decreased to 4.95% as of June 30, 2008 from 8.2% as of June 30, 2007. Lincolnway Energy has also reduced long term debt by $2.5 million since June 30, 2007.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

Corn prices had an extremely volatile quarter as weather and planting conditions caused an extreme price rise during the month of June, 2008. Flooding in the central corn belt raised serious concerns about the condition of the crop. Lincolnway Energy was hedged against this price rise, which helped to lower the effect the increased corn prices would have otherwise had on profitability during this period. Lincolnway Energy anticipates that corn prices will continue to be volatile as the crop fills out to harvest, but the recent weather has been more favorable and crop size still appears as though it will be adequate to meet the demands of the various users. Current expectations are for the 2008 corn crop to range from 12.0 to 12.3 billion bushels. The ethanol industry is projected to use approximately 3.5 billion bushels of the 2008 crop.

Current prices are at historical highs near the $5.75-$6.00 per bushel levels, but have come down somewhat quickly from the June flood-related highs of over $7.60 per bushel.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the Chicago Board of Trade, as well as the purchase of physical delivery contracts from suppliers. Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price increases. Lincolnway Energy believes that option strategies currently offer the greatest flexibility for Lincolnway Energy’s purposes.

Ethanol

Ethanol prices moved toward the $3.00 per gallon price in June, amidst not only increasing corn prices, but also increasing prices for crude oil and commodities in general. Ethanol continues to shadow the corn market to a strong degree, offering a profitable crush margin in the spot months most of the time. Ethanol continues to trade at a .60 cents to .75 cents discount to gasoline, which tends to bolster the demand base for the product. Blenders are able to capture this spread to gasoline in addition to the blender’s tax credit. Lincolnway Energy believes the latter factors should help to ensure that ethanol continues to be blended into the nation’s fuel supply. Any changes in the Renewable Fuels Standard or unsteady government policy are one of the biggest current threats to ethanol prices. A spirited political campaign has been launched attempting to question and discredit the use of ethanol, and some politicians appear to be beginning to waiver on their support of the ethanol industry.

Ethanol prices have dropped aggressively from summer highs, along with corn and crude oil, perhaps due at least in part to the money managers that helped to fuel the aggressive rise in prices beginning to take profits through liquidation of their futures positions. The fundamental situation regarding world demand for energy does, however, currently appear to remain strong.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy. This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol. All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin. The values of corn and ethanol have been strongly correlated in 2008, which is the main contributing factor in the stability of the gross crush margin. Major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Board of Trade

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

Cash Flow Data: ( Unaudited)	Nine Months Ended June 30,
Cash Flow Data:	2008	2007
	(in thousands)
Net cash provided by operating activities	$12,888	$25,975
Net cash (used in) investing activities	(32)	(2,449)
Net cash (used in ) financing activities	(10,978)	(24,304)
Net increase (decrease) in cash and cash equivalents	$1,878	$(778)

	As of June 30	As of June 30	Financial
Additional Data:	2008	2007	Covenants
Cash and cash equivalents	$9,736	$3,954
Working capital	$15,828	$10,014	$5,000
Long term debt	$20,947	$26,024
Net worth	$62,066	$58,314	$42,000

For the nine months ended June 30, 2008, net cash provided by operating activities decreased by $13.1 million, when compared to cash provided by operating activities for the nine months ended June 30, 2007. The decrease is due to a decrease in net income for the nine months ended June 30, 2008 of $7.8 million, a $1.8 million decrease in derivative financial instruments and a $3.5 million decrease in receivables, all when compared to the nine months ended June 30, 2007. The decrease in net income for the nine months ended June 30, 2008 is primarily due to the increase in corn costs which has lowered the profit margins. The change in derivative broker accounts and financial instruments is due to the volatility of the commodities market and increased margin requirements.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used by investing activities decreased by $2.4 million for the nine months ended June 30, 2008 when compared to cash used in investing activities for the nine months ended June 30, 2007. The decrease is due to proceeds received from redemption of a certificate of deposit, offset by a reduction of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $13.3 million for the nine months ended June 30, 2008 when compared to cash used in investing activities for the nine months ended June 30, 2007. The decrease is due to a decrease in member distribution payments and payments on long-term borrowings for the nine months ended June 30, 2008.

As of June 30, 2008, Lincolnway Energy had total debt of $23.5 million, of which $2.6 million is due within one year and is classified as current maturities of long-term debt on the balance sheet. Lincolnway Energy has a $10.0 million revolving term credit agreement available from Co-Bank that had no outstanding balance as of June 30, 2008.

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

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Revenue Recognition

Revenue from the sale of Lincolnway Energy’s ethanol and distiller’s grain is recognized at the time title and all risk of ownership transfers to the customer, which generally occurs upon shipment to the customer or when the customer picks up the product. For railcar shipments, title passes when the product is released to the common carrier and a bill of lading is produced. For truck shipments, title passes once the truck is filled and leaves the premises of Lincolnway Energy. Shipping costs, handling costs and marketing fees incurred by Lincolnway Energy for the sale of ethanol and distiller’s grain are included in cost of goods sold.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2008 balance sheet at their fair market value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn costs during the three and nine months ended June 30, 2008 was, respectively, approximately $5.61 and $4.62 per bushel, compared to, respectively, $3.77 and $3.30 per bushel for the three and nine months ended June 30, 2007.

During the quarter ended June 30, 2008, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $5.73 per bushel to a high of $7.625 per bushel for July 2008 delivery.

During the quarter ended June 30, 2008, ethanol prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $2.25 per gallon to a high of $2.955 per gallon for May 2008 delivery.

Lincolnway Energy has some price protection in place for July to December 2008 through short swaps and long calls that net zero gallons. Due to the increasing ethanol prices of late, Lincolnway Energy is primarily in the spot market for ethanol prices.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2008 was $5,641,188, as opposed to the net gain of $2,831,921 for the nine months ended June 30, 2007.

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

                           Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for both the three and nine months ended June 30, 2008.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all the loan agreements and promissory notes, other than with CoBank, are fixed at rates ranging from 0% to 5% per annum. The interest rate under the variable portion of the CoBank loan agreements is 5/100 of 1% below Co-Bank’s prime rate, adjusted .50%, and was at 4.95% per annum as of June 30, 2008. In order to alleviate some of the interest rate risk, Lincolnway Energy on July 25, 2008, fixed a portion of the loan or $7,750,000 of the $20,250,000 loan outstanding at an interest rate of 6.62% for three years. $12,500,000 remains on a variable rate. The same payment amortization schedule will apply.

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

Lincolnway Energy did not sell any membership units during the period of April 1, 2008 through June 30, 2008.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of April 1, 2008 through June 30, 2008.

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

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of April 1, 2008 through June 30, 2008.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2008 through June 30, 2008 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

The board of Lincolnway Energy declared a distribution to members on May 28, 2008. The distribution was in the amount of $75.00 per unit, and was payable to members of record on May 28, 2008. Lincolnway Energy had 42,049 outstanding units on May 28, 2008. The distribution was paid during the week of June 9, 2008.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report. Exhibits previously filed are incorporated by reference, as noted.

		Filed	Incorporated by Reference
Exhibit		Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06

10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group		10		10.6	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
10.8	Coal/Energy Consulting Agreement Between Lincolnway Energy, LLC And U.S. Energy		10		10.8	1/27/06
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
10.14	Denaturant Purchase Agreement Between Lincolnway Energy, LLC and Quadra Energy Trading Inc.		10-K	9/30/06	10.14	12/21/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4

* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 13, 2008	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief Executive Officer

August 13, 2008	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2008