Form 10-K
period 2008-09-30
Lincolnway Energy, LLC
filed 2008-12-24
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 000-51764
  ____________________

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)
____________________

Iowa	20-1118105
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (515) 232-1010

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes      ☐      No      ☒

The aggregate market value of the units held by non-affiliates of the registrant was $53,875,038 as of March 31, 2008. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,354 book value per-unit as of March 31, 2008.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2008 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2009 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2008

INDEX

Part I.

Item 1.	Business.	1
Item 1A.	Risk Factors.	12
Item 1B.	Unresolved Staff Comments.	32
Item 2.	Properties.	32
Item 3.	Legal Proceedings.	33
Item 4.	Submission of Matters to a Vote of Security Holders.	34

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	35
Item 6.	Selected Financial Data.	39
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	40
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	57
Item 8.	Financial Statements and Supplementary Data.	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	77
Item 9A(T).	Controls and Procedures.	77
Item 9B.	Other Information.	79

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.	79
Item 11.	Executive Compensation.	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	87
Item 14.	Principal Accountant Fees and Services.	88

Part IV.
Item 15.	Exhibits and Financial Statement Schedules.	89

SIGNATURES
Amendment to Ethanol Fuel Marketing Agreement
Code of Ethics
Certification of President and CEO
Certification of Chief Financial Officer
Section 1350 Certification of President and CEO
Section 1350 Certification of Chief Financial Officer

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA

Various discussions and statements in this annual report are or contain forward looking statements that express Lincolnway Energy's current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "strategy," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a relatively new and rapidly developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances in existence at the time of the preparation of this annual report.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this annual report, and in particular in Items 1, 1A, 7 and 7A of this annual report.

(i)

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this annual report or in Lincolnway Energy's general business plan from Lincolnway Energy's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Lincolnway Energy attempts to utilize third party sources of information which Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

(ii)

PART I

Item 1.               Business.

General Overview

Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Story County, Iowa, near Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller's grains at the ethanol plant since May 22, 2006.  The first full month of production at full capacity was July of 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller's grains per year.

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy entered into an agreement with FEC Solutions, L.L.C. on October 13, 2008 under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's corn oil for resale by FEC Solutions, L.L.C.  Lincolnway Energy estimates that it will produce approximately 3000 tons of corn oil per year at the plant.

Lincolnway Energy currently does not, and has no plans to, capture or market the carbon dioxide which is produced as part of the ethanol production process.

Financial Information

Financial statements for Lincolnway Energy are included in Item 8 of this annual report.  The financial statements include information regarding Lincolnway Energy's revenues, profits or losses and total assets.  Item 6 of this annual report includes summary selected financial data.

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2008 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

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

All of Lincolnway Energy's ethanol production is sold to Renewable Products Marketing Group.  Lincolnway Energy's ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by Renewable Products Marketing Group.  Lincolnway Energy pays Renewable Products Marketing Group a pooling fee of $.01 per gallon of ethanol, and Renewable Products Marketing Group pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  The averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant.  Lincolnway Energy's agreement with Renewable Products Marketing Group had an initial term through June 2007, but Lincolnway Energy and Renewable Products Marketing Group are continuing to operate under the agreement.  Lincolnway Energy is dependent upon its agreement with Renewable Products Marketing Group for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

The primary purchasers of ethanol are refiners, blenders or wholesale marketers of gasoline.  Lincolnway Energy anticipates that its ethanol production will be sold in coastal markets given the availability of rail service at Lincolnway Energy's ethanol plant and local markets that will be shipped by truck, but Renewable Products Marketing Group controls the marketing of all of Lincolnway Energy's ethanol output.

Lincolnway Energy anticipates that its primary means of shipping and distributing ethanol will be by rail, but Lincolnway Energy is also able to ship and distribute ethanol by truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2008, however, by approximately 8%, with 54,082,255 gallons of ethanol produced during that period, and with an average monthly production of 4,506,855 gallons.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate during the fiscal year ending September 30, 2009, and that Lincolnway Energy will process approximately 19,800,000 bushels of corn into approximately 55,000,000 gallons of ethanol during the fiscal year ending September 30, 2009.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2006, September 30, 2007 and September 30, 2008 accounted for approximately 90%, 87% and 83%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2009 will account for approximately 83% of Lincolnway Energy's total revenues for that fiscal year.

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

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distiller's grains and dried distiller's grains.  Wet distiller's grain contains approximately 70% moisture, and has a shelf life of only approximately three days.  Wet distiller's grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distiller's grain is wet distiller's grain that has been dried to 10% to 12% moisture.  Dried distiller's grain has an extended shelf life and may be sold and shipped to any market.

Lincolnway Energy's output of distiller's grains was sold to Commodity Specialists Company until October 1, 2007.  Lincolnway Energy paid Commodity Specialists Company a fee of 2% of the FOB plant price of the dried distiller's grains and 4% of the FOB plant price for wet distiller's grains that were sold by Commodity Specialists Company.

Lincolnway Energy's output of distiller's grains is now sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement that became effective on October 1, 2007.  Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grains or a per-ton fee of $1.30 for the dried distiller's grains.  The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains or a per-ton fee of $1.00 for the wet distiller's grains.  The Distiller's Grains Marketing Agreement can be terminated by Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice.  Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy produced 163,928 tons of distiller's grains during the fiscal year ended September 30, 2008, or approximately 13,661 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 20% wet distiller's grains and 80% dried distiller's grains.

Lincolnway Energy anticipates processing approximately 130,000 tons of distiller's grains during the fiscal year ending September 30, 2009.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2006, September 30, 2007 and September 30, 2008 accounted for approximately 10%, 13% and 17%, respectively, of Lincolnway Energy’s total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2009 will account for approximately 16% of Lincolnway Energy's total revenues for that fiscal year.

Although distiller's grains is a primary product of Lincolnway Energy, Lincolnway Energy does not believe that distiller's grains should be viewed as a significant or material source of revenue for Lincolnway Energy over the long term because of the potential for the overproduction and supply of distiller's grains, the volatility of feed prices and the availability of alternative feed sources.

Other Byproducts

There are other potential byproducts from the production of ethanol at a dry mill plant, primarily corn oil and carbon dioxide.

Corn Oil

Lincolnway Energy purchased a corn oil extraction system from FEC Solutions, L.L.C., which was put into operation in April, 2008.  The system extracts corn oil from the syrup which is generated in the production of ethanol.  Lincolnway Energy entered into an agreement with FEC Solutions, L.L.C. on October 13, 2008 under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C.  Lincolnway Energy pays FEC Solutions, L.L.C. a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil.  The agreement has an initial term of 36 months commencing from October 13, 2008, and will renew for successive 36 month terms unless Lincolnway Energy or FEC Solutions, L.L.C. elect to terminate the agreement at the end of the then current 36 month term.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell most of the corn oil in the biodiesel industry, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce approximately 3000 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a principal or material product of Lincolnway Energy because Lincolnway Energy estimates that corn oil sales will generate approximately from $2,360,000 to $1,180,000 per fiscal year, which would be approximately only 1% to .5% of Lincolnway Energy's total revenues for the fiscal year ended September 30, 2008.

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

Corn

Lincolnway Energy estimates that it will utilize approximately 19,800,000 bushels of corn per year at its ethanol plant, or approximately 1,650,000 bushels per month, assuming production at a capacity of 55,000,000 gallons of ethanol per year.

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

Lincolnway Energy purchased approximately 19,500,000 bushels of corn for $97,996,000 from Heart of Iowa Cooperative during the fiscal year ended September 30, 2008.

Corn is delivered to Lincolnway Energy's ethanol plant by rail and by truck.  Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Coal and Lime

Lincolnway Energy's ethanol plant is a coal fired plant.  Lincolnway Energy's ethanol plant will utilize approximately 300 tons of coal and 7 tons of lime per day, assuming production at a capacity of 55,000,000 gallons of ethanol per year.

Lincolnway Energy purchased approximately 98,000 tons of coal for $5.7 million and 2,500 tons of lime for $67,689 during the fiscal year ended September 30, 2008.

Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer.  The agreement allows Lincolnway Energy to purchase up to 220,000 tons of coal per year at a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement.  The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors.  For example, the transportation price is subject to quarterly adjustment, upward or downward (but never below the initial transportation price stated in the agreement), by 100% of the quarterly percentage change in the All Inclusive Index--Less Fuel, and to a monthly adjustment, upward but not downward, through the addition of a fuel surcharge determined by the amount by which the average Retail On-Highway Diesel Fuel Price of the U.S. exceeds a specified amount per gallon.  The transportation price will also be increased on the scheduled adjustment dates set out in the agreement.  The coal price adjustments are based upon, in general, any increased costs as a result of any changes in laws, changes in inflation as determined by designated indices, and the quality of the coal.  Lincolnway Energy is required to pay a penalty of $16.00 per ton multiplied by the difference of the minimum requirement and actual quantity purchased, if Lincolnway Energy fails to purchase a minimum of 80,000 tons of coal in any calendar year.  The $16.00 per ton penalty amount is subject to adjustment as provided in the agreement.  Lincolnway Energy's agreement with Williams Bulk Transfer will expire by its terms on January 1, 2013.

Lincolnway Energy is dependent upon its agreement with Williams Bulk Transfer for the supply of all of Lincolnway Energy's coal needs.  Lincolnway Energy's loss of its contract with Williams Bulk Transfer, or Lincolnway Energy's inability to negotiate a new contract with Williams Bulk Transfer or another supplier on favorable terms before the expiration or termination of the agreement, would have material adverse effects on Lincolnway Energy.

All of the coal utilized by Lincolnway Energy is delivered by truck.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production.

Other Raw Materials

Lincolnway Energy's ethanol plant also requires a significant amount of electricity and significant supplies of water.

Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity.

Lincolnway Energy utilizes approximately two gallons of water to produce a gallon of ethanol, which results in the use of approximately 325,000 gallons of water per day.  Lincolnway Energy discharges 275,000 gallons of water per day that has been treated by a reverse osmosis system. Lincolnway Energy's water needs are currently met by the City of Nevada.

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller's grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy, as well as tracks owned by the Union Pacific and Heart of Iowa Cooperative.  Lincolnway Energy has agreements with the Union Pacific and Heart of Iowa Cooperative regarding the use of their tracks.

Lincolnway Energy is acquiring approximately 25 acres of real estate which is to the west of Lincolnway Energy's existing real estate and which is adjacent to the Union Pacific railroad tracks near Nevada, Iowa.  The real estate is being acquired primarily for potential future use in the construction of additional railroad spur tracks.  Lincolnway Energy has a Memorandum of Understanding with the Union Pacific Railroad Company and is also currently working with a consultant to determine the cost and feasibility of constructing additional railroad spur tracks.  Lincolnway Energy has not, however, made any determination as to whether, and if so, when, Lincolnway Energy will pursue the construction of any additional railroad spur tracks.  The current general economic and ethanol industry circumstances may make construction of any additional railroad spur tracks difficult.  The closing of the land purchase is scheduled for late December 2008.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.  Lincolnway Energy believes there will be consolidations within the ethanol industry through the sale and purchase of ethanol plants during 2009 and 2010.

Lincolnway Energy will also continue to consider and evaluate any other opportunities that may arise with respect to its ethanol plant or the ethanol industry, including with respect to possible ethanol marketing arrangements or ventures.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants slowed during 2007 and 2008, and in particular 2008, due to unfavorable credit and market conditions.  According to the Renewable Fuels Association, ethanol production in the U.S. has increased by more than 300% since 2000, and the U.S. ethanol industry produced a record of approximately 7.8 billion gallons of ethanol from 139 plants located in 21 states in 2007, which exceeded the 2006 U.S. ethanol production by 2 billion gallons.  The U.S. became the world's largest producer of ethanol in 2006, surpassing Brazil.  World production also reached an all time high in 2007, according to the Renewable Fuels Association. The countries producing ethanol include Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various countries in the European Union and Central America.  Many of those countries have also enacted ethanol blending requirements.

As of January 2008, the Renewable Fuels Association was estimating that 4 billion gallons of ethanol production capacity would come on line during 2008 from 68 plants that were then under construction or expanding.

The current general economic and ethanol industry circumstances have, however, become difficult and adverse, with various ethanol plants having been closed and some openings or construction or expansions of plants having been cancelled or postponed.  The projections for the growth of the ethanol industry that were made in 2007 and 2008 may, therefore, no longer be accurate.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is probable that there will, however, continue to be growth in the ethanol industry, both domestically and internationally, over the longer term.

Lincolnway Energy's competitors in the U.S. include not only regional farmer-owned entities, but also the major oil companies and other large companies such as Archer Daniels Midland, Cargill, Inc., VeraSun Energy Corporation, Aventine Renewable Energy, Inc., Hawkeye Renewables, Poet and  Abengoa Bioenergy Corp.

The competition in the ethanol industry has increased during 2007 and 2008, with declining ethanol prices, excess supplies of ethanol and, until recently, rising corn costs.

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

Smaller competitors also pose a threat.  Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry; although Lincolnway Energy believes that smaller ethanol plants will have increasing difficulty in competing with larger plants if the current market conditions continue.  These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.

The continuing increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy's results of operations and financial position.

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors.  For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy.  Lincolnway Energy anticipates that there will be acquisitions and consolidations in the ethanol industry in 2009 and 2010, and that those acquisitions and consolidations will lead to additional competitors with greater advantages over Lincolnway Energy.  A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products.  For example, ethanol can be produced from corn stover, corn fiber, wheat straw, barley straw, switchgrass, miscanthus, trees, woodwastes, vegetative wastes and other wastes.  Range Fuels broke ground on the first commercial scale cellulosic ethanol plant during 2007 in Soperton, Georgia.  The plant will utilize leftover wood residue from timber harvesting to make ethanol.  Abengoa Bioenergy, Alico, Inc., Blue Fire Ethanol, Inc., Poet Bioenergy, Iogen and Range Fuels are each working with the U.S. Department of Energy, including through grants, to commercialize cellulosic ethanol technology.  The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with that 16 billion gallons of that amount required to come from cellulosic ethanol by 2022.  Research will therefore continue regarding cellulosic ethanol, and it is likely that processes will be developed in the near future which will make the production of ethanol from these types of sources economical.  It is also possible that one or more of these other sources may have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn.  For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale.  The increased production of ethanol from other sources could also adversely affect the price for ethanol generally.  Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy.  The other sources of energy include natural gas and various forms of waste type products, such as woodwaste, tires, construction waste and manure.  Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy's profitability.  Although it is difficult to predict if any new fuel additives will be developed, it likely will occur at some point, and it could be in the near future.

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete at some point.  There will be increased incentives to develop alternatives to petroleum based fuel products given the higher gasoline prices that have occurred in 2008 and the continuing security and other concerns with the Middle East and certain other major oil producing nations.

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

Government Oversight and Regulation

Lincolnway Energy's business is subject to substantial governmental oversight and regulation, including relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of Lincolnway Energy's employees.

Lincolnway Energy needs to maintain various permits to be able to maintain and continue its operations.  The permits include water and air permits from the Iowa Department of Natural Resources.

Lincolnway Energy has obtained these permits, but on December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, and air permitting, emissions limit exceedences, stack testing, monitoring and reporting.  Lincolnway Energy will attempt to reach a negotiated settlement of all allegations, and Lincolnway Energy has been in contact with the Iowa Attorney General's office regarding the allegations.  No timetable has, however, been set by the Iowa Attorney General's office for any formal actions or steps regarding the allegations.  Lincolnway Energy cannot predict the outcome, but it is likely that any settlement will include a monetary penalty, although an amount cannot be predicted at this time.  A settlement may also include repermitting regarding air emissions and an injunction against future violations.

As part of the process of attempting to negotiate a settlement of the allegations regarding emissions limit exceedences and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air permit under the 250 ton rules which were adopted in late 2007.  Lincolnway Energy believes that its current levels of emissions would comply with the conditions of that air permit.  There is not, however, any assurance that the air permit will be issued to Lincolnway Energy.  Lincolnway Energy may also be subject to higher ongoing compliance and operating costs under the new air permit.    Also, even if Lincolnway Energy is issued the new air permit, monetary penalties and other relief may still be imposed on Lincolnway Energy for the emissions limit exceedences under its current air permit which are the subject of the allegations.

Lincolnway Energy installed equipment in July 2007 to attempt to address the exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit that are part of the above referenced allegations of the Iowa Environmental Protection Commission.  Lincolnway Energy's water test results during 2008 have shown compliance with the requirements of its NPDES permit regarding those matters, so Lincolnway Energy therefore believes the equipment has addressed those allegations, at least going forward.  Lincolnway Energy may, however, still face monetary penalties and other relief could still be imposed on Lincolnway Energy based upon any of the past violations which are part of the allegations.

Lincolnway Energy is hopeful that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  Lincolnway Energy was therefore unable at the time of the preparation of this annual report to determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy.  The outcome (even if through settlement) could, however, have material adverse effects on Lincolnway Energy's business and financial condition.

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

Employees

As of December 15, 2008, Lincolnway Energy had 45 employees.

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

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Are Currently Subject To Generally Unfavorable Market, Credit, Profits And Other Circumstances  The United States and virtually all international economies are widely viewed as being in a recession that may continue well into 2009, and perhaps longer.  The United States and nearly all international economic circumstances include a critical and severe lack of available loans and credit to nearly all types of industries, significantly rising unemployment, falling profits or losses in many industries, severe losses in the stock and other investment markets, individual and business failures and bankruptcies, contemplated significant deficit spending and "bailout" programs by governments, and falling business and consumer confidence.

The ethanol industry has been similarly affected.  For example, lenders and the credit markets are generally unfavorable to the ethanol industry as of late, and the lack of available credit has caused the proposed construction or expansion of some ethanol plants to be cancelled or indefinitely delayed.  The ethanol industry has also experienced decreasing profits, and many ethanol plants have been experiencing losses, and may continue to do so throughout 2009.  Some analysts are predicting that more ethanol plants will be forced to seek bankruptcy protection in 2009.  VeraSun Energy Corp. and other ethanol companies have already sought bankruptcy protection.  The prices of the publicly traded ethanol companies have declined by anywhere from 85-95% of their highs, and some are trading below $1.00.  The ethanol industry has also struggled with extremely volatile corn prices, and record high corn prices during part of 2008.  The record high corn prices, coupled with declining ethanol prices, has negatively impacted profits and, as noted, has caused some ethanol companies to declare bankruptcy or to halt construction or expansion projects and/or to delay the opening of recently completed ethanol plants.

Lincolnway Energy is therefore operating in an uncertain and volatile economic and industry environment.

Lincolnway Energy Has A Limited Operating History.  Lincolnway Energy was organized in May, 2004, and its ethanol plant did not become operational until May 22, 2006.  Lincolnway Energy therefore has a limited business, operating and financial history.  Lincolnway Energy is in an expanding and evolving industry where supply and demand and other industry and market factors and occurrences can change materially in a short amount of time.  The ethanol industry is also currently facing many difficult market issues, as noted above.  Lincolnway Energy may therefore not always be able to achieve its purposes or objectives.

Lincolnway Energy's Managers And Officers Do Not Have Substantial Experience With An Ethanol Plant Or In The Ethanol Industry.  The board and the officers of Lincolnway Energy do not have any significant or material experience with an ethanol plant or the ethanol industry, other than through their positions with Lincolnway Energy.  Lincolnway Energy has one ethanol plant that did not commence operations until May 22, 2006.  The managers and officers therefore do not have significant or material experience in, or knowledge of, the operation of an ethanol plant or in or of the ethanol industry, and in particular during difficult economic and market circumstances such as those prevailing at the time of the preparation of this annual report.

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

Lincolnway Energy's Ethanol Plant Has Only Been Operating Since May 22, 2006.  Lincolnway Energy's ethanol plant has only been operating since May 22, 2006. Lincolnway Energy may still discover defects or deficiencies in the ethanol plant.  For example, Lincolnway Energy is currently subject to regulatory proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General regarding alleged water and air emissions violations.  Any defects or deficiencies could cause production and other delays as well as substantial costs and expenses, and in particular if the defects or deficiencies are not covered by any warranty.

Lincolnway Energy Is Subject To Risk Because Its Ethanol Plant Utilizes Coal.  The primary energy source for Lincolnway Energy's ethanol plant is coal.  The use of coal as a power source for an ethanol plant is still relatively new and untested.   The use of coal is also subject to numerous federal and state regulations, including regarding permissible emissions levels.

As noted in Item 3 of this annual report, Lincolnway Energy is currently subject to proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General concerning, among other things, air permitting, emission limit exceedences, stack testing, monitoring and reporting.  Lincolnway Energy will attempt to reach a negotiated settlement of all allegations.  Lincolnway Energy cannot predict the outcome, but it is likely that settlement will include a monetary penalty and repermitting regarding air emissions and an injunction concerning future violations.  Lincolnway Energy is hopeful that it will be able to reach a settlement regarding the allegations, but there is no assurance that they will be settled, and Lincolnway Energy cannot predict at this time the result of any settlement or other proceedings that may arise out of the allegations.  Lincolnway Energy is therefore not able to determine at this time what effect the proceedings will have on Lincolnway Energy, but the result (even if through settlement) could have material adverse effects on Lincolnway Energy's business and financial condition.

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

As global warming and climate change issues become more prevalent and accepted, there may be increased governmental and public sentiment for more regulation of the use of coal as a source of energy.  One result would likely be stricter emissions requirements, which could lead to the need for capital expenditures in order to meet those requirements and higher ongoing compliance and operating costs.  Those expenditures and costs could be material, and adversely affect Lincolnway Energy's results of operation and business.

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

Lincolnway Energy currently obtains all of its coal from one coal supplier.  If the agreement is terminated or if that supplier fails to perform for any reason, Lincolnway Energy might face an interruption in the supply of coal and have to seek an alternate supply source.  Lincolnway Energy does not have any agreement with any alternative suppliers at this time. As with natural gas and other energy sources, coal supplies can be subject to interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production, and an interruption in the supply of coal beyond that period could cause Lincolnway Energy to halt or discontinue the production of ethanol, which would damage Lincolnway Energy’s ability to generate revenues.

Lincolnway Energy's Business Is Not Diversified Because It Is Limited To The Operation Of A Single Ethanol Plant In The Midwest.  Lincolnway Energy's business is limited to the ownership and operation of a single ethanol plant, although it is possible that Lincolnway Energy may attempt to own and operate other ethanol plants at some point in the future.  The products of the ethanol plant are limited to ethanol, distiller's grains and corn oil, and the ethanol is limited to use as a fuel additive, as opposed to industrial and food and beverage ethanol.  Lincolnway Energy is not, therefore, a diversified business.

Lincolnway Energy's plant is located in Story County, Iowa.  Lincolnway Energy contemplates that if it ever owns or operates any additional ethanol plants, the plants will also be located in the Midwest.  The geographic location of Lincolnway Energy's business may therefore be limited to Iowa or, perhaps, the Midwest.  Lincolnway Energy is therefore subject to any adverse economic conditions or occurrences which may be particular to the Midwest.  Lincolnway Energy's location in the Midwest may also lower Lincolnway Energy's potential customer base given, among other things, the logistics and cost to transport ethanol and distiller's grains to other regions, and in particular if ethanol plants are developed in other areas of the country where Lincolnway Energy's ethanol and distiller's grains are currently shipped.

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

Lincolnway Energy's Financing Costs Will Rise If Interest Rates Increase.  Lincolnway Energy will be adversely affected by any increase in interest rates or other lending costs because Lincolnway Energy has substantial debt.  Although difficult to predict and outside of Lincolnway Energy's control, it is likely that there will be increases in interest rates, at least over the longer term.

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains and corn oil, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 87% and 83% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2007 and 2008, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends.  For example, the spot price of ethanol reached $2.49 at the Chicago terminal during January 2007, but fell to $1.51 during September 2007.  As another example, the spot price of ethanol reached $2.96 at the Chicago terminal during June, 2008, but fell to $1.57 during December, 2008.

The price of gasoline also varies significantly over both short and long term periods.  The price for ethanol has generally had some correlation to the price of gasoline, so low gasoline prices or reductions in gasoline prices will also generally reduce ethanol prices and profitability.  Gasoline prices fell significantly during the fourth quarter of 2008 from the increasing and record level prices that had existed from approximately late June 2006 through October 2008.  Also, the recent record prices for gasoline were causing businesses and consumers to actively seek ways to lower or reduce their gasoline consumption.  For example, there is increased attention to requiring the auto industry to produce cars with higher fuel efficiency.  Higher gasoline prices also increase the focus and attention on the research and development of alternative energy options, such as fuel cells.  The existence of higher gasoline prices can therefore also adversely affect gasoline and ethanol prices and the profitability of ethanol plants.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or gasoline will adversely affect Lincolnway Energy's business.

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol.  Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.  Some ethanol plants have delayed opening or have curtailed production due to the unfavorable market conditions which were in existence at the time of the preparation of this annual report.

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

The increasing ethanol production will at times lead or contribute to lower ethanol prices and lower prices for distiller's grains due to the increased supplies of those products in general.  The increasing ethanol production may also lead to there being excess ethanol and/or distiller's grains production at some point, which would also lower ethanol and distiller's grains prices.

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

Continued Growth In The Ethanol Industry Depends On Changes To And Expansion Of Related Infrastructure Which May Not Occur On A Timely Basis, If At All.  Substantial development and/or expansion of infrastructure will be required by persons outside of Lincolnway Energy's control for the ethanol industry to be able to continue to grow.  Some areas requiring development or expansion include:
•	Additional rail and rail car capacity;
•	Additional storage facilities for ethanol;
•	Increases in truck fleets capable of transporting ethanol within localized markets;
•	Pipelines for the transportation of ethanol;
•	Expansion of refining and blending facilities to handle ethanol;
•	Growth in service stations equipped to handle ethanol fuels, and in particular E85 fuels; and
•	Growth in the fleet of flexible fuel vehicles which are capable of using fuel with significantly higher ethanol content than 10%.

The substantial investments required for these infrastructure developments may not be made or they may not be made on a timely basis, in particular given the difficult economic and credit circumstances that were prevailing at the time of the preparation of this annual report.  Any failure or delay in making the developments to or expansion of the infrastructure could hurt the demand or prices for ethanol, impede Lincolnway Energy's delivery of ethanol, impose additional costs on Lincolnway Energy or otherwise have a material adverse effect on Lincolnway Energy's results of operations and financial condition.

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

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies.  Lincolnway Energy's results of operations will be substantially dependent on commodity prices, especially prices for corn, coal, ethanol and unleaded gasoline.  The prices of these commodities are volatile and beyond Lincolnway Energy's control.  For example, the price of corn has been extremely volatile during 2008.  As a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time.  Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses and which will adversely affect Lincolnway Energy's financial condition.  Lincolnway Energy may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, coal or other items or by engaging in hedging and other futures related activities, but those activities also involve substantial risks and may be ineffective to mitigate price fluctuations.

The Supply And Costs Of The Inputs Required By Lincolnway Energy Can Vary Greatly And Adversely Affect Lincolnway Energy's Profits And Financial Position.  Lincolnway Energy's ethanol plant produces ethanol from corn.  Lincolnway Energy estimates that corn costs will, on the average, make up approximately 69% of Lincolnway Energy's total annual operating costs, but the percentage could be higher.  Accordingly, rising corn prices will lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets.  Lincolnway Energy generally will be unable to pass along increased corn costs to Lincolnway Energy's customers.  Corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel).  The cash corn price in Lincolnway Energy's local market area was approximately $3.91 per bushel as of November 30, 2008.  The corn price on the Chicago Board of Trade daily futures ranged from a low of $3.39 per bushel to a high of $7.65 per bushel during Lincolnway Energy's fiscal year ended September 30, 2008.

The price of corn is influenced by many factors, including general economic, market and regulatory factors, such as government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The expansion in the ethanol industry has also affected the corn markets and the supply of corn, and has contributed to higher corn prices.  Lincolnway Energy anticipates that the continuing expansion of the ethanol industry will continue to significantly increase the demand for corn, which may result in higher corn prices and, possibly, shortages of corn from time to time.

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

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol.  The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time therefore cannot be relied upon as indicative of the future.  As an example of the fluctuation in the crush spread, average Des Moines, Iowa ethanol rack prices, as reported by Oil Price Information Service (OPIS), ranged from approximately $2.49 to $1.51 in 2007 and from approximately $2.98 to $1.64 during January through November 2008, and with corn spot prices based on the Chicago Board of Trade ranging from approximately $3.08 to $4.69 per bushel during 2007 and from $7.65 to $3.36 per bushel during January through November 2008.  As another example, those same ranges during Lincolnway Energy's fiscal year ended September 30, 2008 were, respectively, $2.98 to $1.64, and $7.65 to $3.36.

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as coal, electric and other energy costs.  Lincolnway Energy's ethanol plant utilizes coal as its primary energy source, and Lincolnway Energy estimates that coal costs will, on average, make up approximately 4% of Lincolnway Energy's annual total operating costs.  The prices for and availability of coal are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control.  Significant disruptions in the supply of coal would impair Lincolnway Energy's ability to produce ethanol, and increases in coal prices or changes in Lincolnway Energy's coal costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Transportation costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped long distances to a terminal where the ethanol can be blended with gasoline.  The recent high fuel prices resulted in greatly increased transportation costs.

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

Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile.  The agricultural economy and the economy in general, and market prices and futures prices for oil, ethanol, distiller's grains, corn oil, corn, coal and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors.  It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

•	Changing supply and demand relationships and trade deficit issues;
•	Weather and other environmental conditions;
•	Acts of God, including drought and storms;
•	Agricultural, fiscal, monetary, economic, trade and exchange control programs and policies of governments;
•	International, national, regional and local political and economic events and policies;
•	Changes in fuel and energy costs or in interest rates or rates of inflation;
•	Controversies or disputes about the use of biotechnology in crops, or errors or adverse reactions caused by the use of biotechnology in crops, such as the past issues with Starlink corn;
•	Infestations or diseases in crops;
•	Acts of terrorism or war, both nationally and internationally, including in Afghanistan, Pakistan, India and the Middle East;

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

It is very likely that there will be further acts of terrorism in the United States and abroad, including the possibility of acts aimed at disrupting the economy or the markets or various industries or sectors within the markets.  For example, there has been speculation about possible acts of terrorism aimed at the energy, agricultural and food industries.  Any speculation or rumors about, or actual acts of, terrorism could cause immediate and substantial reactions in a wide range of the markets and industries and in the economy in general.  The continued uncertainty in Afghanistan, Pakistan and the Middle East also continues to create uncertainties and could cause adverse reactions in the oil and energy markets and in the markets and economy in general.

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

There Are Many Factors Important To The Success Of An Ethanol Plant And The Operation Of An Ethanol Plant Which Are Beyond The Control Of Lincolnway Energy.  Lincolnway Energy's ability to successfully operate its ethanol plant and to market the ethanol, distiller's grains and corn oil produced at the plant are subject to numerous factors and risks which are beyond the control of Lincolnway Energy.  Those factors include the following:

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

For example, as discussed in Item 3 of this annual report, Lincolnway Energy was subject to regulatory proceedings by the Iowa Department of Natural Resources and the Iowa Attorney General at the time of the preparation of this annual report concerning various alleged environmental law violations relating to wastewater releases, exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, air permitting, emissions exceedences, stack testing, monitoring and reporting.  Lincolnway Energy hopes to reach a settlement on all of the alleged violations, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  The outcome could, however, have material adverse effects on Lincolnway Energy's business, operations and financial condition.  Lincolnway Energy believes it is likely that the outcome will include a monetary penalty and repermitting regarding air emissions.

Lincolnway Energy also anticipates that there will be changes in the approval requirements and other laws and regulations over time, and that those changes will increase the regulatory oversight and costs and expenses of Lincolnway Energy.  For example, the regulation of the environment, including the use of water, wastewater, storm water and air emissions, is a constantly changing area of the law, and it is likely that more stringent federal or state environmental laws, rules or regulations, or interpretation or enforcement of existing laws, rules or regulations, could be adopted which would require Lincolnway Energy to make substantial capital expenditures and/or increase Lincolnway Energy's operating costs and expenses.  New laws, rules and regulations may be advanced based upon claims related to global warming and climate change.  It is also possible that federal or state environmental laws, rules or regulations could be adopted which have an adverse effect on the use of ethanol, such as changes in the regulations regarding the required oxygen content of automobile fumes.  The new laws, rules or regulations could also arise or become necessary because of currently unknown conditions or problems arising from the production or use of ethanol, similar to what have occurred with methyl tertiary-butyl ether (MTBE) because of the adverse environmental and health issues now known to be caused by MTBE.  There has also been increased attention by the Environmental Protection Agency and other regulators to the wastewater and air emissions released as a result of the process of producing ethanol, and it is possible that additional environmental or other regulatory requirements or conditions may be applied to the wastewater and air emissions released as part of the process of producing ethanol.

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

The ethanol industry would be particularly negatively affected by any reductions in or loss of the renewable fuels standard mandates and any further reductions in the excise tax credit that is available to blenders and sellers of ethanol.  The credit has already been reduced from $.54 per gallon to $.51 per gallon, and will be further reduced to $.45 per gallon beginning January 1, 2009.

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

Any expansion plans that may be developed by Lincolnway Energy may not be able to be implemented for numerous reasons.  For example, Lincolnway Energy will need to be able to identify, and to acquire on acceptable terms, suitable real estate in an area which already has, or can feasibly and economically develop, the gas, electric, water and other physical infrastructure necessary to support the plant and which also has both sufficient supplies of gas, electricity, water, corn and other inputs and adequate rail and other transportation access.  Given the increasing number of ethanol plants, it is becoming increasingly more difficult to identify suitable locations for an ethanol plant.  As other examples, Lincolnway Energy might not be able to obtain the necessary debt or equity financing or the various lender and governmental approvals and permits that would be necessary in order to construct and operate new or expanded facilities.  Lincolnway Energy believes that the current equity and lending market is adverse to the ethanol industry.  The construction costs could also increase to levels that would make the expansion of Lincolnway Energy's existing plant or the construction of a new facility too expensive or unprofitable to operate.  There currently are a limited number of contractors with significant experience in building ethanol plants in the United States, so it may be difficult to retain a contractor on a timely basis or on acceptable financial or commercial terms.

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

Competition From Other Ethanol Producers Or Energy Sources Will Adversely Affect Lincolnway Energy And Could Reduce Lincolnway Energy's Profitability.  The ethanol industry is competitive and is rapidly becoming increasingly more competitive, in particular given the substantial new construction and expansion that has already occurred and that Lincolnway Energy believes may at some point again occur in the industry.  The competitors include not only regional farmer-owned entities, but also the major oil companies and other large companies.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with the competitor.  For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy.  There may be acquisitions and consolidations in the ethanol industry, and those acquisitions and consolidations will likely lead to competitors with greater advantages over Lincolnway Energy.  Some analysts are predicting that there will be acquisitions or consolidations in the ethanol industry in 2009.  A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products.   For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass.  Research is being conducted by various entities regarding the use of these cellulostic and biomass type products, and it is likely that processes will be developed at some point in the near future which will make the production of ethanol from these types of sources economical.  It is also possible that one or more of these other sources may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn.  For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale.  The increased production of ethanol from any of those sources could also adversely affect the price for ethanol generally.  Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy.  The other sources of energy include natural gas and various forms of waste type products such as wood, tires, construction waste and manure.  Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy's profitability.  Although it is difficult to predict if any new fuel additives will be developed, it will likely occur at some point, and it could be in the near future.

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete.  There will be increased incentives to develop alternatives to petroleum based fuel products given the recent high gasoline prices.

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

Lincolnway Energy's office building has approximately 1,400 square feet.  Lincolnway Energy utilizes the office building for office space for Lincolnway Energy's management and other staff.  Lincolnway Energy was utilizing approximately 90% of the available office space as of the date of this annual report, with the remaining 10% being available to accommodate any expansion of Lincolnway Energy's staff.  The office building also includes grain receiving facilities.

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

Lincolnway Energy's ethanol plant has a nameplate capacity of 50,000,000 gallons of ethanol per year, and at that capacity will generate approximately 136,000 tons of distiller's grains per year.  The ethanol plant became operational in May 2006, and the first full month of production at full capacity was July of 2006.  Lincolnway Energy has attempted to operate the plant at full capacity since that time, subject to normal shutdown and other maintenance related days and matters.

Lincolnway Energy also owns approximately 93 acres of real estate which is adjacent to the 160 acre parcel noted above.  Lincolnway Energy purchased this real estate primarily for possible use in the construction of additional railroad spur tracks, but the real estate could also be used as part of any future expansion of Lincolnway Energy's business.  Lincolnway Energy does not, however, have any definite plans for the use of the real estate in Lincolnway Energy's ethanol operations, and the real estate will likely be custom farmed during 2009.

Lincolnway Energy also leases 90 rail cars which are used for transporting distiller's grains.  The lease has a 5 year term which is scheduled to expire on March 25, 2011.

Lincolnway Energy also leases various miscellaneous office equipment and equipment utilized in the operation of the ethanol plant.

Item 3.               Legal Proceedings.

Except as noted in the following paragraphs, as of the date of this annual report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. Except as noted in the following paragraphs, as of the date of this annual report, Lincolnway Energy was not aware that any governmental authority was contemplating any material proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

On December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and also air permitting, emissions limit exceedences, stack testing, monitoring and reporting.

Lincolnway Energy will attempt to reach a negotiated settlement of all of the allegations, and Lincolnway Energy has been in contact with the Iowa Attorney General's office regarding the allegations.  No timetable has, however, been set by the Iowa Attorney General's office for any formal actions or steps regarding the allegations.  Lincolnway Energy cannot predict the outcome, but it is likely that any settlement will include a monetary penalty, although an amount cannot be predicted at this time.  A settlement may also include repermitting regarding air emissions and an injunction against future violations.

As part of the process of attempting to negotiate a settlement of the allegations regarding emissions limit exceedences and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air permit under the 250 ton rules which were adopted in late 2007.  Lincolnway Energy believes that its current levels of emissions would comply with the conditions of that air permit.  There is not, however, any assurance that the air permit will be issued to Lincolnway Energy.  Lincolnway Energy may also be subject to higher ongoing compliance and operating costs under the new air permit.  Also, even if Lincolnway Energy is issued the new air permit, monetary penalties and other relief may still be imposed on Lincolnway Energy for the emissions limit exceedences under its current air permit which are the subject of the allegations.

Lincolnway Energy installed equipment in July 2007 to attempt to address the exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit that are part of the above referenced allegations of the Iowa Environmental Protection Commission.  Lincolnway Energy's water test results during 2008 have shown compliance with the requirements of its NPDES permit regarding those matters.  Lincolnway Energy therefore believes that the equipment has addressed those allegations, at least going forward.  Lincolnway Energy may, however, still face monetary penalties and other relief could still be imposed on Lincolnway Energy based upon any of the past violations which are part of the allegations.

Lincolnway Energy is hopeful that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission, but there is no assurance that the allegations will be settled, and Lincolnway Energy cannot predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  Lincolnway Energy was therefore unable at the time of the preparation of this annual report to determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy.  The outcome (even if through settlement) could, however, have material adverse effects on Lincolnway Energy's business and financial condition.

Item 4.               Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of July 1, 2008 through September 30, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2008, which were held of record by 978 different members.  The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2008.

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

The amended and restated operating agreement of Lincolnway Energy provides that the board of Lincolnway Energy may not issue any units for a consideration or value of less than $500 per unit, issue more than an aggregate of 45,608 units, or issue any units to any director or officer of Lincolnway Energy in their capacity as such, without the vote of the members holding at least a majority of the outstanding units represented at a meeting at which a quorum of the members is present.  The members holding at least 25% of the outstanding units constitute a quorum at any meeting of the members.

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

The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy.  Lincolnway Energy's current unit assignment policy mirrors the terms of the amended and restated operating agreement and provides that all assignments require the prior approval of the board, and that the board may prohibit, restrict, limit, delay or place conditions on any assignment which might have any of the effects described in the preceding subparagraphs.  Several of those potential effects could be applicable to Lincolnway Energy at any given time.

One example that will be applicable to Lincolnway Energy on an ongoing basis arises from the fact that Lincolnway Energy is taxable as a partnership for income tax purposes.  There are various statutes and regulations that Lincolnway Energy must comply with in order to maintain that tax classification.  One applicable statute and related regulation is Section 7704 of the Internal Revenue Code of 1986 and Section 1.7704-1 of the Treasury Regulations.  Section 7704 provides, in general, that a partnership which becomes a publicly traded partnership under Section 7704 will be taxed as a corporation.  Section 7704 provides that a publicly traded partnership is a partnership whose interests either are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent.  Section 1.7704-1 sets forth some rules for making a determination of whether a partnership is readily tradable on a secondary market or the substantial equivalent for that purpose, and establishes some specified processes and procedures as "safe harbors" under the publicly traded partnership rules.  The safe harbors include a limited matching service and a limited repurchase option.

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

Lincolnway Energy has established a qualified matching service on Lincolnway Energy's website, and the amended and restated operating agreement of Lincolnway Energy includes a repurchase provision which complies with the safe harbor for a repurchase option under the publicly traded partnership rules.  There are numerous conditions and requirements in both the qualified matching service and the repurchase option, so neither provides any significant liquidity for Lincolnway Energy's units.  Also, Lincolnway Energy has no obligation to purchase any units under the repurchase provisions in the amended and restated operating agreement.

Lincolnway Energy has not made any repurchases of its units pursuant to the repurchase provisions set forth in the amended and restated operating agreement.

There have been some sales of units pursuant to Lincolnway Energy's qualified matching service.  The purchase price and other terms of any transactions pursuant to Lincolnway Energy's qualified matching service are negotiated and established solely by the seller and the buyer.  Lincolnway Energy does not endorse or recommend any sale of units and is not responsible for the fairness of the purchase price paid in any transactions made pursuant to the qualified matching service, or for the payment or other terms of any transaction.  Lincolnway Energy therefore does not represent or guarantee in any way that any of the prices paid pursuant to the qualified matching service are fair or accurately reflect the value of Lincolnway Energy's units, and Lincolnway Energy does not endorse or recommend any sales of units at any of the prices listed by a member in the qualified matching service or on the same or similar terms.

The publicly traded partnership rules exclude some types of transfers from the 2% and 10% limitations.  As an example, a gift of units by a member to certain family members of the member is not counted towards the 2% and 10% limitations.

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

As of the date of this annual report, Lincolnway Energy did not have any equity compensation plans (including any individual compensation arrangements) in place for any directors, officers, employees or other persons.

As of the date of this annual report, Lincolnway Energy had no plans to, and had not agreed to, register any of its units under any federal or state securities laws.

There were no outstanding warrants, options or other rights to purchase any units of Lincolnway Energy as of the date of this annual report, and there were no outstanding securities which were convertible or exchangeable into or for any units of Lincolnway Energy.  Lincolnway Energy's units are not convertible into any other securities.

The payment of distributions to members by Lincolnway Energy is within the discretion of the board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy.  The payment of distributions is also subject to Lincolnway Energy's compliance with the various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members.

Lincolnway Energy has declared four distributions since Lincolnway Energy was organized in May 2004.  The first distribution was declared in November 2006 and was in the amount of $150 per unit, resulting in an aggregate distribution of $6,428,850.  The second distribution was declared in May 2007, and was in the amount of $200 per unit, resulting in an aggregate distribution of $8,409,800.  The third distribution was declared in November 2007, and was in the amount of $125 per unit, resulting in an aggregate distribution of $5,256,125.  The fourth distribution was declared in May 2008, and was in the amount of $75 per unit, resulting in an aggregate distribution of $3,153,675.

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time.  For example, although a distribution was declared in November of both 2006 and 2007, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008 given the general economic outlook and the prevailing conditions in the ethanol industry.  Although no firm decision has been made, it is possible that no, or perhaps reduced, distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2009.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2008 to September 30, 2008.  As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

Item 6.               Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2008, 2007, 2006 and 2005 and Period from May 19, 2004 (date of inception) to September 30, 2004, with respect to the statements of operations data, and as of September 30, 2008, 2007, 2006 and 2005 with respect to the balance sheet data.  The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2008	2007	2006	2005	2004

Revenues	$147,040,911	$118,783,540	$44,883,457	$-	$-
Cost of goods sold	138,309,541	94,233,456	25,886,144	-	$-
Gross Profit	8,731,370	24,550,084	18,997,313	-	-
General and administrative expense	2,647,368	2,903,436	2,082,597	427,478	247,506
Operating income (loss)	6,084,002	21,646,648	16,914,716	(427,478)	(247,506)
Interest expense	(1,430,469)	(2,228,179)	(1,281,287)	-	-
Other income-interest and grant	181,895	536,897	274,292	625,679	3,728
Net income (loss)	$4,835,428	$19,955,366	$15,907,721	$198,201	$(243,778)
Weighted average units outstanding	42,049	42,519	42,293	32,816	1,636
Net income (loss) per unit - basic diluted	$115.00	$469.33	$376.13	$6.04	$(149.01)
Cash distributions per unit	$200.00	$350.00	$-	$-	$-

Balance Sheet Data:	2008	2007	2006	2005
Working Capital	$10,216,873	$11,845,308	$6,548,336	$4,212,119
Net Property Plant & Equipment	65,010,487	71,617,762	78,170,697	35,125,192
Total Assets	90,516,722	88,820,957	93,027,237	43,084,240
Long-Term Obligations	19,998,369	24,743,372	29,548,706	1,100,000
Members' Equity	56,394,593	59,968,965	55,662,249	38,640,778
Book Value per Member Unit	1,341	1,426	1,299	919

Lincolnway Energy, LLC was organized on May 19, 2004, and its ethanol plant became operational during May 2006. There was no comparative balance sheet data for 2004.

As discussed in Item 3 of this annual report, Lincolnway Energy is currently subject to enforcement proceedings by the Iowa Attorney General and the Iowa Environmental Protection Commission regarding certain alleged environmental law violations.  Lincolnway Energy cannot predict at this time the outcome of those proceedings, but they could have material adverse effects on Lincolnway Energy’s business and financial condition.  As discussed in Items 1A and 7 of this annual report, the general economic and ethanol industry circumstances prevailing at the time of this annual report were difficult and will likely adversely affect Lincolnway Energy's results of operations during the fiscal year ending September 30, 2009.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  Lincolnway Energy's actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that Lincolnway Energy's actual future results may be materially different from what is currently expected or projected by Lincolnway Energy.

Overview

Lincolnway Energy is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Lincolnway Energy has been engaged in the production of ethanol and distillers grains since May 22, 2006, and the plant became fully operational on June 22, 2006.  The ethanol plant produced 54,082,255 gallons of ethanol during the fiscal year ended September 30, 2008, with an average of 4,506,855 gallons of ethanol per month.  The nameplate capacity of the plant is 50,000,000 gallons of ethanol per year.  Lincolnway Energy had a planned shut down during the months of November 2007 and June 2008 to complete some maintenance work.

Lincolnway Energy's revenues are derived from the sale of Lincolnway Energy's ethanol to Renewable Products Marketing Group (RPMG), the sale of its distiller’s grains to Hawkeye Gold, LLC, and the sale of its corn oil to FEC Solutions, LLC (FECS).

Lincolnway Energy's ethanol is sold pursuant to an ethanol marketing agreement between Lincolnway Energy and RPMG.  Lincolnway Energy's ethanol is pooled with the ethanol of other ethanol producers whose ethanol is marketed by RPMG.  Lincolnway Energy pays RPMG a marketing fee of $.01 per gallon, and RPMG pays Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Lincolnway Energy's agreement with RPMG had an initial term through June 2007, but Lincolnway Energy and RPMG are continuing to operate under the existing agreement.  Lincolnway Energy is dependent upon its agreement with RPMG for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

Lincolnway Energy believes that the ethanol market structure has changed during the past year, and that the pool marketing arrangement used by RPMG may no longer be an effective arrangement under the current market structure and circumstances.  Lincolnway Energy has spent the past six months investigating other marketing arrangements currently used in the ethanol industry.  The goal of Lincolnway Energy is to assess various ethanol marketing arrangements over a reasonable amount of time and then determine which arrangement is best suited to Lincolnway Energy.

Lincolnway Energy's output of distiller's grains is sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement that became effective on October 1, 2007.  Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grains in question or a per-ton fee of $1.30 for the dried distiller's grains.  The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains in question or a per-ton fee of $1.00 for the wet distiller's grains.  The Distiller's Grains Marketing Agreement can be terminated by either Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice.  Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

Lincolnway Energy purchased a corn oil system from FECS, which was put into operation in April, 2008.  The system extracts corn oil from the syrup which is generated in the production of ethanol.  Lincolnway Energy produced corn oil on a trial basis from April, 2008 until approximately September, 2008, and FECS purchased all of the corn oil produced by Lincolnway Energy during that time period.  Lincolnway Energy entered into an agreement with FECS on October 13, 2008 under which FECS purchases all of Lincolnway Energy's output of corn oil for resale by FECS.  Lincolnway Energy pays FECS a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil.  The agreement has an initial term of 36 months, commencing from October 13, 2008, and can renew for successive 36 month terms unless Lincolnway Energy or FECS elects to terminate the agreement at the end of the then current 36 month term.

Plan of Operations for the Next 12 Months

Lincolnway Energy plans to spend additional time focusing on plant or operational changes that may increase plant efficiency.  There have been technological changes that have occurred since the plant was built, and some of those changes have now been utilized for a sufficient amount of time so as to develop a history which makes it feasible for Lincolnway Energy to evaluate actual results verses claims made by sales people.  Lincolnway Energy plans to evaluate process changes that can take place through changes in procedure and without spending any capital.  These types of changes may involve things like lowering temperatures or adding ingredients at a different stage of the process.  Lincolnway Energy also plans to evaluate the ingredients used in the ethanol production process based not only on price but also on performance.  This is an important step as many suppliers are now developing products that are claimed to be superior in performance to some of the existing products.  Lincolnway Energy will also plan to evaluate equipment improvements that have short pay back times and that can create efficiencies in multiple plant processes.

Lincolnway Energy continues to cooperate with researchers at various universities, but primarily Iowa State University, in hopes that someone will invent a process that benefits the ethanol industry by reducing production costs or by adding value to an existing product.  Lincolnway Energy also cooperates with a number of independent companies that are striving to bring improvements to the ethanol industry.

Overall, Lincolnway Energy will strive to make any improvements it can feasibly and economically make in light of the goal of also preserving capital during these credit constrained times.

Lincolnway Energy also plans to study the storage and transportation infrastructure needs of Lincolnway Energy. This has become an important consideration because as the ethanol industry has built more plants, shipping destinations have radically changed.  Lincolnway Energy therefore needs to evaluate if any steps or changes should be taken which could put Lincolnway Energy in a better position to compete with other ethanol producers by having the infrastructure in place which will help Lincolnway Energy obtain the best possible price available in the market place.

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

Air Permit Application

Lincolnway Energy submitted an application for a 250 ton per year Air Quality Permit to the Iowa Department of Natural Resources (IDNR) on August 28, 2008. The IDNR is currently in the process of reviewing the application. The review process is very thorough and often times can take up to one year.

Lincolnway Energy is currently in the process of conducting the annual emissions testing required by its Air Quality Permit. Lincolnway Energy believes that this testing will again show that Lincolnway Energy is eligible for a 250 ton per year Air Quality Permit, but there is no assurance that the new air permit will be issued to Lincolnway Energy.

Comparison of Fiscal Years Ended September 30, 2008 and 2007

Statements of Operations Data:	2008		2007
	Amount	%	Amount	%
Revenues	$147,040,911	100.0	$118,783,540	100.0
Cost of goods sold	138,309,541	94.1	94,233,456	79.3
Gross Profit	8,731,370	5.9	24,550,084	20.7
General and administrative expense	2,647,368	1.8	2,903,436	2.4
Operating income	6,084,002	4.1	21,646,648	18.3
Interest expense	(1,430,469)	(0.9)	(2,228,179)	(1.9)
Other income-interest and grant	181,895	0.1	536,897	0.4
Net income	$4,835,428	3.3	$19,955,366	16.8

Revenues from operations for the fiscal year ended September 30, 2008 were approximately $147.0 million, consisting of $122.3 million of ethanol sales (83%) and $25.5 million in distiller's grains sales (17%).  Revenues increased in fiscal year 2008 by approximately 24%, when compared to the fiscal year 2007. Lincolnway Energy sold approximately 54.3 million gallons of ethanol at an average price of $2.25 per gallon, 131,000 tons of dried distillers grains at an average price of $183.00 per ton and 33,000 tons of wet distillers grains at an average price of $49.00 per ton during the fiscal year ended September 30, 2008.  Lincolnway Energy also sold approximately $1.4 million of syrup and corn oil during the 2008 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2008 resulted from an 8% increase in sales volume and a 10% increase in price for ethanol, and a 66% increase in the sales price for distillers grains, all as compared to the previous fiscal year. The increase in sales volume is due to Lincolnway Energy's increase in production over the nameplate of 50 million gallons. In April 2007, Lincolnway Energy started entering into derivative contracts to hedge its exposure to price risk as it relates to ethanol sales. The revenues for the year ended September 30, 2008 include a combined unrealized and realized net loss on derivative contracts of $2.2 million, compared to a $514,464 gain for the year ended September 30, 2007.

The average price Lincolnway Energy received for its dried distillers grains increased to $183.00 per ton in fiscal year 2008 from $110.00 per ton in fiscal year 2007.  The higher prices received for distiller's grains helped offset the higher price which was paid by Lincolnway Energy for corn.  Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn because increased corn prices positively affects the price of distiller’s grains as animal feeding operations substitute distiller’s grains as animal feed in place of corn.  This increase in demand for distiller’s grains as a substitute for corn is offset, however, by an increase in the supply of distillers grains resulting from increased ethanol production in fiscal year 2008 as compared to 2007.  Management expects that distiller’s grains prices could decrease slightly in the foreseeable future as the supply of distillers grains increases as a result of increased ethanol production.

Lincolnway Energy anticipates that its results of operations for the remainder of calendar year 2008 and for 2009 will continue to be affected by high corn prices, a surplus of ethanol, low ethanol prices, and volatility in the commodity markets.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2008 totaled approximately $138.3 million, which was an increase of 47% when compared to fiscal year 2007.  The increase in cost of goods sold for the 2008 fiscal year is primarily due to a 7% increase in ethanol production and a 46% increase in the average cost of corn per bushel for fiscal year 2008.   Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distillers grain freight expense and marketing fees.  Cost of goods sold for fiscal year 2008 also includes a combined unrealized and realized net gain of $3.4 million from derivative instruments, and a $1.1 million unrealized loss on firm purchase commitments, which is recognized in corn costs, compared to a $2.7 million combined unrealized and realized net gain and no loss on firm purchase commitments for fiscal year 2007.

Corn costs for the fiscal year ended September 30, 2008 totaled approximately $98.0 million, compared to $59.7 for fiscal year 2007. Approximately 19.5 million bushels of corn was ground during fiscal year 2008 at an average cost of $4.99 per bushel, compared to 17.5 million bushels at an average cost of $3.42 for fiscal year 2007. The increase in bushels ground was due to the increase in production during fiscal year 2008.  Corn costs, including the combined unrealized and realized net gain from derivative instruments and a unrealized loss on firm purchase commitments, represented 69% of cost of goods sold for the fiscal year ended September 30, 2008, compared to 61% of costs of goods sold for fiscal year 2007.

Lincolnway Energy enters into future purchase contracts for corn and these contracts are evaluated for potential losses.  As of September 30, 2008, Lincolnway Energy had various corn fixed and basis contracts for approximately 3,564,000 bushels.  Due to rapidly falling corn prices, at September 30, 2008, Lincolnway Energy recorded a loss  of approximately $.72 on 1,413,571 bushels of fixed price contracts and $.06 on 1,040,000 bushels of basis contracts, totaling approximately a $1.1 million unrealized loss.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2008 totaled approximately $8.2 million, or 6% of cost of goods sold, compared to $6.7 million, or 8% of cost of goods sold, for the 2007 fiscal year.  Energy costs consist of coal costs and electricity and propane costs.  For the fiscal year ended September 30, 2008, Lincolnway Energy purchased approximately 98,000 tons of coal at an approximate total cost of $5.8 million.  Electricity and propane costs amounted to approximately $2.3 million. Electricity costs decreased as a percentage of cost of goods sold for the fiscal year 2008 due to the installation of two capacitors to the existing system.

Ingredient costs for the fiscal year ended September 30, 2008 totaled approximately $6.8 million, or 5% of cost of goods sold, compared to $6.0 million, or 6% of cost of goods sold, for the 2007 fiscal year.  Ingredients were a smaller percentage of cost of goods sold for fiscal year 2008 due to corn costs representing a larger percentage for the year.   Ingredient costs consist of denaturant, enzymes and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.3 million, or 4% of cost of goods sold, for the fiscal year ended September 30, 2008, compared to $4.7 million, or 5% of cost of goods sold, for fiscal year 2007.

Depreciation totaled approximately $7.4 million, or 5% of cost of goods sold, for the fiscal year ended September 30, 2008, compared to $7.3 million, or 8% of cost of goods sold, for fiscal year 2007.

Ethanol and distiller’s grain freight expense and marketing fees totaled approximately $14.2 million, or 10% of cost of goods sold, during the fiscal year ended September 30, 2008, compared to $11.8 million, or 12% of cost of goods sold, for fiscal year 2007.  An increase in sales for the 2008 fiscal year drove these costs up for the 2008 fiscal year.

General and administrative expenses totaled approximately $2.6 million during the fiscal year ended September 30, 2008, compared to $2.9 million for fiscal year 2007. The decrease of $.3 million is due to a reduction of professional fees and business promotions.

Other income and expense totaled approximately $1.2 million net expense during the fiscal year ended September 30, 2008, compared to $1.7 million net expense for fiscal year 2007. The decrease in net expense is due to a decrease in interest expense for the fiscal year ended September 30, 2008. Long-term debt and interest rates decreased for fiscal year 2008 compared to fiscal year 2007.

Financial Summary and Analysis of Fourth Quarter 2007

The fourth quarter of 2007 is the first full quarter where there is comparable data available for 2006, so the following paragraphs compare those periods.

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

Revenues from operations for the fourth quarter of fiscal year 2007 totaled approximately $29.0 million, down from approximately $34.0 million in the fourth quarter of fiscal year 2006.  Net gallons of denatured ethanol sold totaled approximately 12,700,000 in the fourth quarter of fiscal year 2007, compared to 13,400,000 gallons in the fourth quarter of fiscal year 2006. The approximate 700,000 gallon difference between those quarters is due to ethanol unit trains being loaded, but not yet released to the common carrier at the end of the fourth quarter of fiscal year 2007, which resulted in higher finished goods inventory because revenue is not recognized until the unit trains are released to the common carrier.  Lincolnway Energy experienced a 13% decrease in ethanol prices in the fourth quarter of fiscal year 2007, when compared to the fourth quarter of fiscal year 2006.

Lincolnway Energy sold approximately 41,000 tons of distiller's grains in the fourth quarter of fiscal year 2007, compared to 38,000 tons in the fourth quarter of fiscal year 2006.  Lincolnway Energy experienced an 18% increase in distiller’s grains price for the fourth quarter of 2007, when compared to the fourth quarter of 2006.

Lincolnway Energy's cost of goods sold for the fourth quarter of fiscal year 2007 totaled approximately $26.5 million, which was an increase from approximately $19.2 million in the fourth quarter of fiscal year 2006. The increase is due to an approximate 130% increase in corn costs and an approximate 38% reduction of denaturant usage. Denaturant usage has decreased due to the escalating price increase in unleaded gas compared to ethanol. Denaturant is an additive that ethanol plants are required by regulation to add to the alcohol produced.  Denaturant can be added up to 4.96% of volume of alcohol produced, but no less than 1.96%.  When unleaded gas prices started to exceed ethanol prices, Lincolnway Energy reduced the usage of denaturant from the upper end of the range normally used by Lincolnway Energy (4.53%) to the lower end normally used by Lincolnway Energy (2.2%), thereby reducing the volume of denaturant used, which lowered cost of goods sold related to the cost of denaturant.

General and administrative expenses for the fourth quarter of fiscal year 2007 totaled approximately $.620 million, compared to $.670 million in the fourth quarter of fiscal year 2006. The net decrease of $.05 million is due to a reduction of professional fees, marketing fees and administrative labor costs for the fourth quarter of fiscal year 2007.

Other income and expense for the fourth quarter of fiscal year 2007 totaled approximately $.41 million net expense, compared to $.89 million net expense in the fourth quarter of fiscal year 2006. The decrease in net expense is due to a decrease in interest expense for the fourth quarter of fiscal year 2007. Long-term debt and interest rates decreased for the fourth quarter of fiscal year 2007, when compared to the fourth quarter of fiscal year 2006.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

Corn prices for the fiscal year ended September 30, 2008, presented undoubtedly some of the most volatile price fluctuations in the history of the corn market.  Corn prices passed the former historical highs by more than $2.00 per bushel, only to reverse mid-year and drop by over $3.00 per bushel by fiscal year end September 30, 2008.  The factors driving corn prices have grown more speculative and complex, making it even more difficult to predict corn prices with any degree of reliability or certainty, whether over the short or the long term.  In the past, the fundamental supply and demand equation at least primarily drove corn prices, but that factor has been diminishing, and in particular during this past year, as cash and futures prices for corn were driven largely by the increased speculative trading in corn futures contracts by hedge funds and other similar type investors.  Open interest in corn futures reached never before seen highs in 2008, and as of the time of the preparation of this annual report, funds held positions in approximately 1.16 billion bushels of corn.  This speculative trading and the macro-economic conditions throughout the world have proven very able to rapidly and materially influence the price of corn.  The speculative trading funds also commonly hold extensive trading positions in stocks, bonds, international markets, etc.  The fact that these traders have those other investments may be causing corn and other commodity prices and trading to be affected more so than in the past by factors affecting, or movements in, those other types of markets and investments.  For example, when the U.S. and world economy moved into recession, triggering extensive financial market losses and margin calls, many funds which were invested in corn began to liquidate their positions, which drove down corn prices.  Also, as noted in Item 1A above in Risk Factors, the general emotions and psychology of the overall markets and economy can play a role in both cash and futures prices for corn and for ethanol and other commodities, so perceptions and actions in the stock and other investment sectors can affect Lincolnway Energy's markets even if those perceptions and actions are really unrelated to actual supply, demand and other more tangible market factors and indicators for the ethanol industry.  This will continue to be a risk for Lincolnway Energy, LLC going forward.

Lincolnway Energy can be adversely affected by rapidly decreasing corn prices as well as by increasing prices, depending on how much corn Lincolnway Energy has on hand or the positions it holds in the futures market.  A measured approach to corn hedging and a conservative amount of risk exposure continues to be Lincolnway Energy's general approach to dealing with the volatility that will continue to apply to the corn market.

As of early December 2008, cash corn prices in central Iowa had dropped to approximately $3.31 per bushel.  However, the supply and demand for the 08/09 crop suggests that corn supplies will be as tight and likely tighter than the prior year's crop.  For the 07/08 crop year, U.S. corn supplies exceeded demand by 1.625 billion bushels.  The USDA estimates that the excess supplies for the 08/09 crop will be 1.138 billion bushels; although many private analysts suggest the excess will be closer to 1.4-1.5 billion bushels.  Either way, it suggests tighter supplies for the current crop year.  The attrition within the ethanol producers’ community and the liquidity concerns of some large international corn buyers also has many questioning the amount of corn that will get consumed in 2009.

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

Ethanol

Ethanol prices remained tied to corn for the most part during the 2008 fiscal year.  Lincolnway Energy saw ethanol futures reach a high of $2.955 per gallon in June 2008.  The fiscal year low came early in the fiscal year, during October 2007, at $1.53 per gallon.  The futures price as of December 22, 2008, was $1.57 per gallon.

Changes in government policy continue to be one of the biggest current threats to ethanol prices.  The Renewable Fuels Standard mandates that for the calendar year 2009, 11.1 billion gallons of renewable fuels must be included in the U.S. motor fuel usage, of which 10.5 billion gallons can include corn-based ethanol.  While changes to this law are unlikely, they are not impossible, and any reduction in the mandate would have a material adverse effect on the ethanol industry and Lincolnway Energy.

The Volumetric Ethanol Excise Tax Credit (VEETC) is a law that has been under fire in recent months.  This law, enacted in 2004, originally allowed a 54 cent per gallon tax credit to blenders and sellers of ethanol.  The credit was reduced to 51 cents effective in January 2005, and is expected to be further reduced to 45 cents on January 1, 2009.  Further reductions in the VEETC tax credit present a potential risk for the ethanol industry and Lincolnway Energy.

The U.S. and international recession also creates a potential risk factor for ethanol prices.  There has been a dramatic decrease in overall oil and gasoline demand as the high prices this summer, along with tightening economic conditions, have driven the consumer to use less energy.  Gasoline prices have recently dropped to levels much lower than ethanol prices.  The difference in price currently hovers near 51 cents/gallon (gas discount to ethanol), which effectively takes away the VEETC tax credit to ethanol blenders and limits the amount of discretionary blending that would otherwise occur when ethanol could be bought cheaper.  Any reduction in gasoline prices to levels at a greater than a 51 cent per gallon discount to ethanol would create further disincentives for ethanol blending.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The values of corn and ethanol have been strongly correlated for the fiscal year ended September 30, 2008, which is the main contributing factor in the stability of the gross crush margin. Lincolnway Energy expects this trend to continue through the fiscal year ending September 30, 2009. Major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

Source: Chicago Board of Trade

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

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Revenue Recognition

Revenue from the sale of Lincolnway Energy’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck. For distiller’s grains, title passes upon the loading of distiller's grains into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller’s grain are included in costs of goods sold.

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

Lincolnway Energy’s corn oil production is sold to FEC Solutions, LLC (FECS). For corn oil, title passes upon the loading of the corn oil into the trucks. The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to 5% of the FOB sales price.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2008 and 2007 balance sheets at their fair market value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

During the fiscal years ended September 30, 2008, 2007 and 2006, Lincolnway Energy recorded a combined realized and unrealized net gain for corn derivative financial instruments of $3,444,671, $2,702,925 and $515,300, respectively. During the years ended September 30, 2008, 2007 and 2006, Lincolnway Energy recorded a combined realized and unrealized gain (loss) for ethanol sales derivative financial instruments of ($2,203,154), $514,464 and $0, respectively. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales" under FASB Statement No. 133, as amended, and therefore are not marked to market in Lincolnway Energy's financial statements, unless the contracts are prices higher than market, then the contracts are adjusted to market.  As of September 30, 2008, Lincolnway Energy had outstanding commitments for approximately 1,414,000 bushels of corn amounting to approximately $7.5 million under a forward cash contract and approximately 2,150,000 bushels of corn under several basis contracts in which the related commodity will be delivered through March 2009.

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the plant, Lincolnway Energy enters into contracts to purchase corn from local farmers and elevators. At September 30, 2008, Lincolnway Energy had various fixed and basis contracts for approximately 3,564,000 bushels.  Of the 3,564,000 bushels under contract, approximately 1,414,000 had a fixed price at an average of $5.33 per bushel and approximately 2,150,000 had basis contracts at an average basis of $.21 per bushel as of September 30, 2008.  Due to the significant decrease in corn prices experienced during the fourth quarter of fiscal year 2008, Lincolnway Energy’s average price for corn under fixed price contracts as of September 30, 2008 was approximately $.72 per bushel above the market price and its average price for basis contracts was approximately $.06 above the market price.  Given that these contracts are considered firm purchase commitments of inventory and inventory is valued at the lower of cost or market, Lincolnway Energy recorded an unrealized loss of approximately $1.1 million on the decrease in value.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for Lincolnway Energy beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on Lincolnway Energy’s financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for Lincolnway Energy beginning in the first quarter of 2009.  This pronouncement should not have a material impact on Lincolnway Energy’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Lincolnway Energy does not expect the adoption of SFAS No.161 to have a material impact on Lincolnway Energy’s financial statements.

Liquidity and Capital Resources

The following table shows cash flows for the fiscal years ended September 30, 2008 and 2007:

	Year ended September 30,
	2008	2007
Net cash provided by operating activities	$14,190,197	$30,319,132
Net cash (used in) investing activities	(1,100,344)	(2,882,841)
Net cash (used in) financing activities	(12,235,713)	(24,311,256)

For the fiscal year ended September 30, 2008, cash provided by operating activities was $14.2 million, compared to cash provided by operating activities of $30.3 million for the fiscal year ended September 30, 2007. The decrease is due to a decrease in net income for fiscal year 2008.  This decrease in net income is primarily the result of increased corn prices that increased Lincolnway Energy's cost of goods sold.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $1.8 million for the fiscal year ended September 30, 2008, when compared to the fiscal year ended September 30, 2007.  The decrease is primarily due to a reduction of capital expenditures for the fiscal year 2008.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash provided by financing activities decreased by $12.1 million for the fiscal year ended September 30, 2008, when compared to the fiscal year ended September 30, 2007.  The decrease is due to a decrease in distribution payments to the members for the year and a decrease in payments on long term borrowing.  Lincolnway Energy made payments on their term loan of $3,750,000 during fiscal year 2008, compared to payments of $8,750,000 in fiscal year 2007.

If market conditions do not improve, Lincolnway Energy can expect to see net losses for the first quarter of fiscal year 2009 and possibly future quarters.  Lincolnway Energy still has significant depreciation expense; approximately $8.1 million budgeted for fiscal year 2009, which does not affect cash balance, so Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  After our prepayment of $1,250,000 in November 2008, Lincolnway Energy’s next term loan payment is not due until September 2009, and Lincolnway Energy does not plan on making any significant capital expenditures for fiscal year 2009.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy will have access to its $10 million line of credit. As of December 2008, Lincolnway Energy has been in compliance with all bank covenants related to bank financing.

The following table shows cash flows for the fiscal years ended September 30, 2007 and 2006:

	Year ended September 30,
	2007	2006
Net cash provided by operating activities	$30,319,132	$11,401,526
Net cash (used in) investing activities	(2,882,841)	(48,400,737)
Net cash provided by (used in) financing activities	(24,311,256)	34,219,547

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

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $58.5 million for the fiscal year ended September 30, 2007, when compared to the fiscal year ended September 30, 2006.  The net decrease was primarily due to decreased borrowings for the plant construction of $47.3 million, payment of member distributions of $14.8 million and a change in membership units of $1.6 million.  The decrease was offset by the reduction in debt payments of $(5.2) million.

Loans and Agreements

Lincolnway Energy has a construction and term loan with Co-Bank.  The interest rate under the term loan is a variable interest rate based on the prime rate less .05%.  The loan requires 30 principal payments of $1,250,000 per quarter.  The quarterly payments commenced in December 2006 and will continue through March 2014, with the final installment due in May 2014.  In order to alleviate some of the interest rate risk, on July 25, 2008 Lincolnway Energy fixed $7,750,000 of the $19,000,000 loan outstanding at an interest rate of 6.62%, through July 2011.  The loan requires the maintenance of certain financial and nonfinancial covenants.  The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets.  The loan also includes certain prepayment penalties, but as of September 30, 2008, Lincolnway Energy had been allowed to make prepayments of $20,000,000 without any penalty.  As of September 30, 2008, the balance remaining on Lincolnway Energy’s construction loan was $19,000,000. On November 26, 2008, Lincolnway Energy made another prepayment on the term loan of $1,250,000.  The next scheduled payment is due in September, 2009.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility with Co-Bank.  The interest rate under the credit facility agreement is a variable interest rate based on the prime rate less .05%.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility requires the maintenance of certain financial and nonfinancial covenants.  The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets.  The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly.  The agreement also includes certain prepayment penalties.  There was no balance remaining on the facility as of September 30, 2008.

Lincolnway Energy executed a mortgage in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above.

Lincolnway Energy also has subordinated debt financing which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5% per annum.  Principal is due in full under both of those notes at maturity on May 22, 2021 and November 17, 2014, respectively.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development.  The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The Iowa Department of Economic Development will be conducting a site visit, January 2009, to review project completion documentation.  At that time, it will be determined if the loan will be forgiven. Management feels confident that it will be forgiven. As of December 15, 2008, Lincolnway Energy had made payments totaling $57,500 on the Iowa Department of Economic Development $300,000 loan agreement and $68,476 on the Iowa Department of Transportation agreement.

Lincolnway Energy entered into an agreement with an unrelated entity on March 3, 2007 to lease railcars.  The 5 year term of the agreement will end in March 2011.  The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy's obligations under the agreement.  The letter of credit facility was initially funded through a $4,000,000 revolving credit agreement with Co-Bank.  On April 11, 2008, the $4,000,000 revolving credit agreement was reduced to $351,000, the amount of the above mentioned letter of credit.  The $351,000 revolving credit agreement was cancelled on July 3, 2007, because an amendment was made to the railcar lease agreement on June 19, 2007 that allowed Lincolnway Energy to purchase a certificate of deposit for $351,000 in lieu of the letter of credit. The certificate of deposit will mature on January 20, 2010 and will be automatically renewed.  Interest is paid to Lincolnway Energy on the certificate of deposit on a quarterly basis.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2008:

		Payment Due By Period
		Less than	Two to	Four to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations	$22,240,805	$2,574,363	$10,156,731	$6,755,877	$2,753,834
Interest Obligation of Long-Term Debt	3,846,772	1,161,432	1,651,490	479,354	554,496
Operating Lease Obligations	1,772,615	738,362	1,034,253	-	-
Purchase Obligations
Coal Supplier Commitment	21,644,800	5,291,200	10,822,400	5,531,200	-
Corn Supplier Commitment	7,536,555	7,536,555	-	-	-
Denaturant Commitment	554,175	554,175	-	-	-
Total	$57,595,722	$17,856,087	$23,664,874	$12,766,431	$3,308,330

Employees

As of December 15, 2008, Lincolnway had 45 employees in the following general positions:

Position	# Employed
President and Chief Executive Officer	1
Chief Financial Officer	1
Environmental/Health and Safety Manager	1
Merchandising/Logistics Manager	1
Controller	1
Lab Supervisor	1
Production Manager	1
Maintenance Manager	1
Logistics Supervisor	1
Admin/Clerical	6
Shift Supervisors	4
Maint/Instrument Technicians	8
Lab Technicians	1
Plant Operators	17
Total	45

The position of plant manager was vacant as of the time of the preparation of this annual report. Lincolnway Energy hopes to fill that position by the end of March 2009.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

Lender	Principal Balance As of September 30, 2008	Rate
Co-Bank	$7,750,000	6.62%
Co-Bank	11,250,000	4.95%
IA Department Economic Development	342,500	0.00%
IA Department of Transportation	431,524	2.11%
Fagen, Inc	1,216,781	5.00%
Fagen, Inc	1,250,000	4.00%
	$22,240,805

The interest rate under all of the loan agreements and promissory notes, other than with the $11,250,000 CoBank balance, all are fixed at the interest rates specified above.  The interest rate under all of the CoBank loan agreements are at prime, less .05%, and were at 4.95% per annum as of September 30, 2008.

A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $112,500 based upon the year ending September 30, 2008 balance of $11,250,000.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller’s grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions.  Ethanol and distillers grains prices are, however, influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. For example, if corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.98 million for the year.  Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2008 and September 30, 2007 was approximately $4.99 per bushel and $3.42 per bushel, respectively.

Over the five year period from September 30, 2002 through September 30, 2008, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $1.86 per bushel in November 2005 to a high of $7.65 per bushel in June 2008, with prices averaging $3.18 per bushel over that five year period.  During the fiscal year ended September 30, 2008, corn prices (based on the Chicago Board of Trade daily futures data) ranged from a low of $3.35 per bushel in October 2007, to a high of $7.65 per bushel in June 2008.  On December 1, 2008, the Chicago Board of Trade price per bushel of March 2008 corn was $ 3.53.

Although Lincolnway Energy believes that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's corn position gain (realized and unrealized) that was included in its earnings for the fiscal year ended September 30, 2007 was $2,702,925, as opposed to $3,444,671 for the fiscal year ended September 30, 2008.

Another important raw material for the production of Lincolnway Energy's ethanol is coal.  Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management, including based upon changes in certain inflation type indices, increases in transportation costs and the quality of the coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Coal costs represented approximately 4% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC
Nevada, Iowa

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2008 and 2007, and the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September  30, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Lincolnway  Energy, LLC’s internal control over financial reporting as of September 30, 2008, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

December 23, 2008

Lincolnway Energy, LLC

Balance Sheets
September 30, 2008 and 2007

	2008	2007

ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$8,711,048	$7,856,908
Certificate of deposit	-	428,050
Due from broker	7,926,204	845,169
Trade and other accounts receivable (Note 8)	3,625,594	2,475,593
Inventories (Note 3)	3,994,022	3,671,529
Prepaid expenses and other	83,765	162,215
Derivative financial instruments (Note 9)	-	514,464
Total current assets	24,340,633	15,953,928

PROPERTY AND EQUIPMENT
Land and land improvements	6,991,822	6,966,137
Buildings and improvements	1,604,305	1,587,836
Plant and process equipment	74,833,725	73,319,932
Construction in progress	11,652	92,513
Office furniture and equipment	346,441	332,986
	83,787,945	82,299,404
Accumulated depreciation	(18,777,458)	(10,681,642)
	65,010,487	71,617,762

OTHER ASSETS
Restricted cash (Note 4)	351,000	351,000
Financing costs, net of amortization of $123,354 and $80,448	348,608	391,514
Deposit	463,994	504,753
Investments	2,000	2,000
	1,165,602	1,249,267

	$90,516,722	$88,820,957

See Notes to Financial Statements.

	2008	2007

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,131,287	$1,772,703
Accounts payable, related party (Note 7)	1,109,612	169,088
Current maturities of long-term debt (Note 4)	2,574,363	1,323,346
Accrued expenses	577,993	726,008
Accrued loss on firm purchase commitments (Note 6)	1,065,000	-
Derivative financial instruments (Note 9)	6,665,505	117,475
Total current liabilities	14,123,760	4,108,620

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	19,666,442	24,743,372
Other	331,927	-
Total noncurrent liabilities	19,998,369	24,743,372

COMMITMENTS AND CONTINGENCY (Notes 5, 8 and 11)

MEMBERS’ EQUITY

Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	17,404,488	20,978,860
	56,394,593	59,968,965

	$90,516,722	$88,820,957

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006

Revenues (Note 8)	$147,040,911	$118,783,540	$44,883,457

Cost of goods sold (Note 7)	138,309,541	94,233,456	25,886,144

Gross profit	8,731,370	24,550,084	18,997,313

General and administrative expenses	2,647,368	2,903,436	2,082,597

Operating income	6,084,002	21,646,648	16,914,716

Other income (expense):
Grants	-	-	151,859
Interest income	181,895	445,703	117,732
Interest expense	(1,430,469)	(2,228,179)	(1,281,287)
Other	-	91,194	4,701
	(1,248,574)	(1,691,282)	(1,006,995)

Net income	$4,835,428	$19,955,366	$15,907,721

Weighted average units outstanding	42,049	42,519	42,293

Net income per unit - basic and diluted	$115.00	$469.33	$376.13

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2008, 2007 and 2006

		Retained
	Member	Earnings
	Contributions	(Deficit)	Total

Balance, September 30, 2005	$38,686,355	$(45,577)	$38,640,778
Issuance of 810 membership units (Note 2)	810,000	-	810,000
Compensation from issuance of membership units	303,750	-	303,750
Net income	-	15,907,721	15,907,721
Balance, September 30, 2006	39,800,105	15,862,144	55,662,249
Repurchase of 810 membership units (Note 2)	(810,000)	-	(810,000)
Distributions ($350 per unit)	-	(14,838,650)	(14,838,650)
Net income	-	19,955,366	19,955,366
Balance, September 30, 2007	38,990,105	20,978,860	59,968,965
Distributions ($200 per unit)	-	(8,409,800)	(8,409,800)
Net income	-	4,835,428	4,835,428
Balance, September 30, 2008	$38,990,105	$17,404,488	$56,394,593

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,835,428	$19,955,366	15,907,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,151,084	8,053,101	2,715,906
Loss on disposal of property and equipment	27,491	121,786	-
Compensation expense - issuance of membership units	-	-	303,750
Unrealized loss on firm purchase commitments	1,065,000	-	-
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	78,450	(5,162)	(113,009)
(Increase) decrease in trade and other accounts receivable	(1,150,001)	1,996,645	(4,472,238)
(Increase) in due from broker	(7,081,035)	(143,721)	(701,448)
(Increase) decrease in derivative financial instruments	7,062,494	916,223	(1,313,212)
(Increase) in inventories	(322,493)	(682,735)	(2,988,794)
(Increase) decrease in deposits	40,759	(449,250)	(55,503)
Increase in accounts payable	358,584	718,849	1,027,090
Increase in accounts payable, related party	940,524	6,049	163,039
Increase (decrease) in accrued expenses	(148,015)	(168,019)	928,224
Increase in noncurrent other liabilities	331,927	-	-
Net cash provided by operating activities	14,190,197	30,319,132	11,401,526

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,530,183)	(2,103,791)	(48,400,737)
Proceeds from redemption of certificate of deposit	428,050	-	-
Purchase of certificates of deposit	-	(779,050)	-
Proceeds from sale of equipment	1,789	-	-
Net cash (used in) investing activities	(1,100,344)	(2,882,841)	(48,400,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of membership units	-	-	810,000
Repurchase of membership units	-	(810,000)	-
Member distributions	(8,409,800)	(14,838,650)	-
Payments for financing costs	-	-	(70,495)
Proceeds from long-term borrowings	-	153,707	47,521,690
Payments on long-term borrowings	(3,825,913)	(8,816,313)	(14,041,648)
Net cash provided by (used in) financing activities	(12,235,713)	(24,311,256)	34,219,547

Net increase (decrease) in cash and cash equivalents	854,140	3,125,035	(2,779,664)

CASH AND CASH EQUIVALENTS
Beginning	7,856,908	4,731,873	7,511,537
Ending	$8,711,048	$7,856,908	$4,731,873

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest, net of amount capitalized	$1,534,197	$2,430,012	$1,271,011

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	$21,078	$545,822
Capital lease obligation incurred for equipment	-	-	32,501
Reclassification of accrued interest to long-term debt	-	116,781	-

See Notes to  Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately, $8,680,000 at September 30, 2008.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.  A receivable is considered past due if any portion of the receivable is outstanding more than 90 days.

Inventories:  Inventories, which consist primarily of corn, ethanol and distillers grain with soluble, are stated at the lower of cost or market using the first-in, first-out method.

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

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The present value of capital lease obligations are classified as long-term debt and the related assets are included in equipment.  Amortization of equipment under capital lease is included in depreciation expense.  Equipment under capital lease and accumulated depreciation totaled $31,433 and $14,976, respectively, as of September 30, 2008 and $32,501 and $8,976, respectively, as of September 30, 2007.

Investments:  The Company has investments in common stock.  These investments are carried at cost.

Derivative financial instruments:  The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue.  During the years ended September 30, 2008, 2007 and 2006, the Company has recorded a combined realized and unrealized gain for corn derivative financial instruments of $3,444,671 and $2,702,925 and $515,300, respectively.  During the years ended September 30, 2008, 2007 and 2006, the Company recorded a combined realized and unrealized gain (loss) for ethanol sales derivative instruments of ($2,203,154), $514,464 and $0, respectively.

Deposit:  The Internal Revenue Service (under Section 7519) requires partnerships that elect a fiscal year over a calendar year to make a deposit each year.  The deposit is 25% of annual taxable net income, multiplied by the tax rate of 36% for the reporting fiscal year.

Revenue Recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck. This change in title transfer arrangements took place July 1, 2008 with the amendment of the ethanol fuel marketing agreement.  Prior to July, risk of loss or title transfer took place when the product was released to the common carrier and a bill of lading was produced.  For distiller’s grain, title passes upon the loading into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing.  Shipping and handling costs incurred by the Company for the sale of ethanol and distiller’s grain are included in costs of goods sold.

Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Revenue by product is as follows:

(In thousands)	2008	2007	2006
Ethanol	$122,253	$102,457	$40,441
Distiller's Grain	$25,544	$15,730	$4,442
Other	$1,447	$82	$-

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

New accounting pronouncements:   In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for us beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

Reclassification: The accompanying financial statements contain certain reclassifications to conform to the presentation used in the current period.  The reclassification had no impact on members’ equity, gross profit or net income.

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

Note 3.	Inventories

Inventories consist of the following as of September 30, 2008 and 2007:

	2008	2007

Raw materials, including corn, coal, chemicals and supplies	$1,864,634	$1,277,700
Work in process	959,444	1,151,023
Ethanol and distillers grain	1,169,944	1,242,806
Total	$3,994,022	$3,671,529

Note 4.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2008 and 2007:

	2008	2007

Construction term loan. (A)	$19,000,000	$22,750,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	242,500	272,500

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	431,524	477,437
	22,240,805	26,066,718
Less current maturities	(2,574,363)	(1,323,346)
	$19,666,442	$24,743,372

Maturities of long-term debt as of September 30, 2008 are as follows:

Years ending September 30:
2009	$2,574,363
2010	5,077,857
2011	5,078,874
2012	5,052,409
2013	1,703,468
Thereafter	2,753,834
$22,240,805

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on prime less .05%.   The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 of the $19,000,000 loan outstanding at an interest rate of 6.62%, through July 2011. The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.   As of September 30, 2008 the Company has been allowed to make prepayments of $20,000,000 without any penalty.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of September 30, 2008.

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

The Company entered into a lease agreement with an unrelated third party to lease 90 rail cars for the purpose of transporting distiller’s grain.  The five-year term of the lease commenced March 2006 and will end March 2011.  The lease calls for monthly payments of $58,500 plus applicable taxes.  There is also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles.  The amended agreement that was made to the lease agreement on June 19, 2007, allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that was required as partial security for the Company’s obligation under the lease.

The Company leases office equipment and other equipment under operating leases that will expire various dates through May 2011.  The leases call for monthly payments ranging from $218 to $2,385 plus applicable taxes.

Minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2009	$738,362
2010	736,496
2011	297,757
$1,772,615

Rent expense under the above operating leases totaled $738,471, $702,414 and $380,320 for the years ended September 30, 2008, 2007 and 2006.

Note 6.	Firm Purchase Commitments for Corn

To ensure adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2008, the Company had various fixed and basis contracts for approximately 3,564,000 bushels.  Of the 3,564,000 bushels under contract, approximately 1,414,000 had a fixed price at an average of $5.33 per bushel and approximately 2,150,000 had basis contracts at an average basis of $.21 per bushel as of September 30, 2008.  Due to the significant decrease in corn prices experienced during the fourth quarter of fiscal year 2008, the Company’s average price for corn under fixed price contracts, as of September 30, 2008 was approximately $.72 per bushel above the market price and average price for basis contracts were approximately $.06 above the market price.  Because these contracts are considered firm purchase commitments of inventory and inventory is valued at the lower of cost or market, the Company recorded an unrealized loss of $1,065,000 on firm purchase commitments for corn for the year ended September 30, 2008.  No unrealized losses were recorded for the years ended September 30, 2007 and 2006.

Note 7.	Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years.  The Company pays a handling fee of $.0675 per bushel of corn which was reduced in July 2007 from $.075 when the Company purchased their own locomotive to use.  If the Company chooses to buy corn that is not elevated by HOIC, and is inside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.04 per bushel of corn, outside a 60-mile radius, $.03 per bushel of corn.  The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The amount is payable over four years with interest at the prime rate on the date of termination.  The Company purchased corn totaling $97,996,197, $59,189,376 and $14,878,595 for the years ended September 30, 2008, 2007 and 2006, respectively.  As of September 30, 2008, the Company has several corn cash contracts with HOIC amounting to 1,413,571 bushels, for a commitment of $7,536,555 and several basis contracts representing approximately 2,150,000 bushels of corn.  The contracts mature on various dates through March 2009.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $184,062, $375,213 and $245,662 for the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008 and 2007 the amount due to HOIC is $989,594 and $89,812, respectively.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the years ended September 30, 2008, 2007 and 2006 were $1,030,326, $552,677 and $129,601, respectively. As of September 30, 2008 and 2007 the amount due to Prairie Land Cooperative is $120,018 and $78,401, respectively.  As of September 30, 2008, there was no purchase commitment.

Note 8.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  This agreement shall be effective until terminated by 45 days’ written notice.  The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement.   For the years ended September 30, 2008, 2007 and 2006, the Company has expensed $543,399, $501,271 and $174,289, respectively, under this agreement. Revenues with this customer were $122,253,299, $102,456,965 and $40,441,364 for the years ended September 30, 2008, 2007 and 2006, respectively.  Trade accounts receivable of $1,980,535 and $2,263,990 was due from the customer as of September 30, 2008 and 2007, respectively.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant.   For the years ended September 30, 2008, 2007 and 2006, the Company has expensed marketing fees of $ 1,381, $253,366 and $62,775, respectively, under this agreement.  Revenues with this customer were $172,899, $15,730,159 and $4,442,093 for the years ended September 30, 2008, 2007 and 2006, respectively. Trade accounts receivable of $0 and $114,195 was due from the customer as of September 30, 2008 and 2007, respectively.

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the year ended September 30, 2008, the Company has expensed marketing fees of $455,238 under this agreement.  Revenues with this customer were $25,370,636 for the year ended September 30, 2008.  Trade accounts receivable of $1,353,705 was due from the customer as of September 30, 2008.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement.  The cost is subject to price adjustments on a monthly basis.  If the Company fails to purchase the minimum number of tons of coal for the calendar year 2008, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased.  That agreement expired as of January 1, 2008.   On October 1, 2007 the Company entered into an amended agreement to the original cost supply agreement.  The term of the agreement has been extended from the original expiration date to January 1, 2013.  The same minimum purchase commitment is required from the Company as the previous agreement.  The calendar years 2008, 2009, 2010, 2011, and 2012 purchase commitments total $308,568, $5,291,200, $5,371,200, $5,451,200, $5,531,200.   For the years ended September 30, 2008, 2007 and 2006, the Company has purchased coal of $5,741,047, $4,257,613 and $1,752,646, respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 270,000 gallons at the national gasoline daily average plus $.23/usg.  The term of the contract is from October 1, 2008 through December 31, 2008.   The estimated future purchase commitment is $554,175.  For the years ended September 30, 2008, 2007 and 2006, the Company purchased $2,797,738, $3,162,301 and $1,720,321, respectively, of denaturant.

Note 9.	Risk Management

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

The effects on operating income from derivative activities is as follows for September 30,

	2008	2007	2006

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(2,174,662)	$-	$-
Unrealized	(28,492)	514,464	-
Total effect on revenue	(2,203,154)	514,464	-

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	6,280,771	4,131,488	(795,787)
Unrealized	(2,836,100)	(1,428,563)	1,311,087
Total effect on cost of goods sold	3,444,671	2,702,925	515,300

Total increase to operating income due to derivative activities	$1,241,517	$3,217,389	$515,300

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements unless the  contracts are prices higher than market, then the contracts are adjusted to market.

Note 10.	Retirement Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2008 and 2007 totaled $66,795 and $54,645, respectively.

Note 11.	Contingency

The Company needs to maintain various permits to be able to maintain and continue its operations.  The permits include water and air permits from the Iowa Department of Natural Resources.  The Company has obtained these permits, but on December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by the Company to the Iowa Attorney General's office for enforcement action.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in the Company’s NPDES wastewater discharge permit, and concern air permitting, emission limit exceedences, stack testing, monitoring and reporting.  Over the past year the Company has had regular contact with the Iowa Attorney General’s office, during each contact the Iowa Attorney General’s office has requested more time and has not had time to consider the Company’s case due to their heavy work load.

The Company has determined that the amount of any negotiated settlement cannot be predicted at this time because (i) the proceedings are at the initial stage, in that the Iowa Attorney General’s office has not yet communicated with the Company about their assessment of the proceedings or possible penalties and discovery has not yet begun,  (ii) additional tests are being conducted and additional factual information is being developed which will be relevant to any penalty determination, and (iii) the range of possible settlements range from nominal amount to a larger amount which can not be determined at this time.  The Company considers the guidance in FIN 14 when assessing whether an amount should be accrued for this contingency and determined that there was no amount that is a better estimate than another and that the minimum amount in the range was a nominal amount and so no amounts were accrued.

Note 12.	Subsequent Event

On November 6, 2008, the Company entered into an Offer to Buy Real Estate and Acceptance to purchase a strip of land which is adjacent to the Company’s existing real estate and the Union Pacific railroad.  The purchase of the real estate will be effected by the Company acquiring another parcel of real estate in Story County, Iowa, and then conveying that parcel in trade for the real estate.  The purchase price will be $553,000 and the closing is scheduled for late December 2008.

The Company is acquiring the real estate for potential future use in the construction of railroad spur tracks, but the Company has not made final determination as to whether the Company will pursue the construction of additional railroad spur tracks.

The Company has entered into a Memorandum of Understanding with the Union Pacific Railroad Company and is currently working with a consultant to determine the cost and feasibility of constructing additional railroad spur tracks to the west of the Company’s ethanol plant.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A(T).	Controls and Procedures.

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

Management's Annual Report on Internal Control Over Financial Reporting.

The management of Lincolnway Energy is responsible for establishing and maintaining adequate internal control over financial reporting for Lincolnway Energy.  Lincolnway Energy's internal control system was designed to, in general, provide reasonable assurance to Lincolnway Energy's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2008, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of Lincolnway Energy's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by Lincolnway Energy's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Lincolnway Energy to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's system of internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2008 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.	Other Information.

Lincolnway Energy did not have any information which was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2008, which was not reported on a Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)

Jeff Taylor	42	Director and Chairman

Brian Conrad	47	Director and Vice Chairman

Kurt Olson	52	Director and Secretary

Terrill Wycoff	66	Director and Treasurer

Timothy Fevold	48	Director

William Couser	54	Director

James Hill	63	Director

Rick Vaughan	49	Director

Richard Johnson	73	Director

Richard Brehm	55	President and Chief Executive Officer

Kim Supercynski	46	Chief Financial Officer

Jeff Taylor

Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Taylor served as the vice president/vice chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  Mr. Taylor has served as the chairman of Lincolnway Energy since May, 2008.  Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa.

Brian Conrad

Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Conrad has served as the vice chairman of Lincolnway Energy since May, 2008.  Mr. Conrad has been employed with John Deere Credit since 1988, and has held various positions with John Deere Credit, including credit operations, and sales and marketing.  His current position with John Deere Credit is Business Development Manager for John Deere Wind Energy.  Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration.

Kurt Olson

Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which is held in 2010.  Mr. Olson has served as the secretary of Lincolnway Energy since May, 2008.  Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for the past 28 years.  Mr. Olson was employed with Litchfield Realty Company from 1987 to 2003.  He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC. In 2003, Mr. Olson purchased FarmLand Real Estate and Management, LC.

Terrill Wycoff

Mr. Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2009.  Mr. Wycoff has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  Mr. Wycoff has been employed by First National Bank, Ames, Iowa for approximately 47 years, and currently serves as the Executive Vice President of First National Bank.  He is also a member of the board of directors of First National Bank, in Ames, Iowa.

Timothy Fevold

Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Fevold also served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager.  He represents absentee landowners throughout Central Iowa.   Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987.

William Couser

Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2009.  Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005.  Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past four years and is currently serving as President.  Mr. Couser has been self-employed as a farmer since 1977.  His farming operations include row crops and cattle.

James Hill

Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2010.  Mr. Hill has been self-employed as a farmer since 1972.  Following graduation from college, Mr. Hill worked in management with his farming business. While farming and feeding cattle, Mr. Hill became involved in the cattle industry organizations and ultimately serving as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen’s Association.  He also served as president of the board of directors of the Ellsworth-Williams Coop during their merger with Prairie Land Coop.  He has also served as an advisory council member for Farm Credit Services of America since approximately 1994.

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

Number and Term of Directors and Officers

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

Significant Employees

Lincolnway Energy currently has two employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above.  Those employees are Kristine Strum and David Zimmerman.  Lincolnway Energy does not have a written employment agreement with either of those employees.

Kristine Strum.Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005.  She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005.  Iowa Newspapers, Inc. is a newspaper publishing company.  Ms. Strum is 42.

David Zimmerman.  Mr. Zimmerman has been Lincolnway Energy's commodities manager since March 5, 2007.  He was employed as a commodities analyst by RJ O'Brien and Associates in West Des Moines, Iowa from March, 2004 to March, 2007.  RJ O'Brien and Associates is a futures commission merchant.  He was employed as a commodities merchant with Agri Grain Marketing/Cargill in West Des Moines, Iowa and Eddyville, Iowa from August, 2002 to March, 2004.  Agri Grain Marketing/Cargill is a cash grain brokerage business.  Mr. Zimmerman is 36.

Lincolnway Energy believes that the plant manager position is also a key position for Lincolnway Energy.  Larson Dunn served as Lincolnway Energy's plant manager from October 17, 2005 until October 17, 2008.  Lincolnway Energy hopes to fill the plant manager position by the end of March, 2009.

Mr. Dunn was employed by Archer Daniels Midland at Peoria, Illinois as a mill fermentation superintendent from January, 2003 until October, 2005.  He was employed as a plant chemist at Williams Bioethanol in Pekin, Illinois from September, 1998 to January, 2003.  Williams Bioethanol operates a 150,000,000 gallon ethanol plant located in Pekin, Illinois.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2008 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

Audit Committee Financial Expert

Lincolnway Energy has an audit committee. The members of the audit committee as of the date of this annual report were Richard Johnson, Tim Fevold, Brian Conrad and Rick Vaughan.

Lincolnway Energy's board has determined that Richard Johnson is an audit committee financial expert, as that term is defined in the applicable regulations of the Securities and Exchange Commission.  Lincolnway Energy's board has also determined that all committee members meet the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that the committee members are free of any relationship that would interfere with his individual exercise of independent judgment.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Executive Officers And Directors" section in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2009, which definitive proxy statement shall be filed within 120 days after the end of the fiscal year covered by this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this annual report, Lincolnway Energy was only authorized to issue units of membership interest, and Lincolnway Energy did not have any other classes or series of units.

As of the date of this annual report, Lincolnway Energy did not have any compensation plans, including any individual compensation arrangements, under which units of Lincolnway Energy are authorized for issuance.

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2008 by the directors and executive officers of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2008.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership[1]	Percent of Class

William Couser, Director	413[2]	.98%

Jeff Taylor, Director and Chairman	450[3,4]	1.07%

Timothy Fevold, Director	101.24%

Terrill Wycoff, Director and Treasurer	225.54%

James Hill, Director	250.59%

Brian Conrad, Director and Vice Chairman	553[3]	1.32%

Rick Vaughan, Director	-0-	0%

Richard Johnson, Director	42.10%

Kurt Olson, Director and Secretary	200.48%

Richard Brehm, President and Chief Executive Officer	-0-	0%

Kim Supercynski, Chief Financial Officer	25[5]	.06%

All directors and executive officers as a group	2,259	5.4%

[1]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

[2] One hundred of the units are pledged as security by the listed individual

[3]	All of the units are pledged as security by the listed individual.

[4]	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

[5]	All of the units are owned by the spouse of the listed individual.

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

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2008, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

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

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2007 and 2008 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2007	2008

Audit Fees	$85,950	$91,650
Tax Fees	$20,500	$24,000
All Other Fees	$21,987	$2,140
Total	$128,437	$117,790

Audit Fees.  The audit fees were incurred for the audit by McGladrey & Pullen, LLP of Lincolnway Energy's annual financial statements and review of the financial statements included in Lincolnway Energy's quarterly reports on Form 10-Q or services that are normally provided by McGladrey & Pullen, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2007 and 2008.

Tax Fees.  The tax fees were billed for services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning.  The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1’s.

All Other Fees.  The all other fees were billed to Lincolnway Energy for products and services provided by RSM McGladrey, Inc which are not included under audit fees or tax fees.  The nature of the products and services comprising the all other fees for 2007 and 2008 was RINS audit, cost segregation study, compensation consulting, and consulting relating to the compliance with SOX 404 reporting requirements.

Lincolnway Energy's board has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of McGladrey & Pullen, LLP.

Each specific engagement of McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc is approved by the audit committee of the board of Lincolnway Energy.

The percentage of hours expended on McGladrey & Pullen, LLP’s engagement to audit Lincolnway Energy's financial statements for the fiscal year ended September 30, 2008 that were attributed to work performed by persons other than McGladrey & Pullen, LLP’s  full time, permanent employees did not exceed 50%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth under Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06

10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agreement.		10		10.6	1/27/06

10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.	E-1

10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
			10-K	9/30/06	10.14	12/21/06

14	Code of Ethics	E-3

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-7
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-9
32.1	Section 1350 Certification of President and Chief Executive Officer	E-11
32.2	Section 1350 Certification of Chief Financial Officer	E-12

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 24, 2008	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

Date: December 24, 2008	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 24, 2008	/s/ William Couser
William Couser, Director

Date: December 24, 2008	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 24, 2008	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 24, 2008	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 24, 2008	/s/ Kurt Olson
Kurt Olson, Director

Date: December 24, 2008	/s/ James Hill
James Hill, Director

Date: December 24, 2008	/s/ Brian Conrad
Brian Conrad, Director

Date: December 24, 2008	/s/ Richard Johnson
Richard Johnson, Director

Date: December 24, 2008	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 24, 2008	/s/ Richard Brehm
Richard Brehm, President and
Chief Executive Officer

Date: December 24, 2008	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer