Form 10-Q
period 2008-12-31
Lincolnway Energy, LLC
filed 2009-02-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2009.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2008

INDEX

Part I. Financial Information

	Item 1.	Unaudited Financial Statements	2

		a) Balance Sheets	2
		b) Statements of Operations	4
		c) Statements of Cash Flows	5
		d) Notes to Unaudited Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
	Item 4T.	Controls and Procedures	29

Part II. Other Information

	Item 1.	Legal Proceedings	29
	Item 1A.	Risk Factors	30
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 3.	Defaults Upon Senior Securities	30
	Item 4.	Submission of Matters to a Vote of Security Holders	30
	Item 5.	Other Information	30
	Item 6.	Exhibits	32

Signatures			34

Exhibits Filed With This Report
	Rule 13a-14(a) Certification of President and Chief Executive Officer		E-1
	Rule 13a-14(a) Certification of Chief Financial Officer		E-3
	Section 1350 Certification of President and Chief Executive Officer		E-5
	Section 1350 Certification of Chief Financial Officer		E-6

PART I - FINANCIAL INFORMATION

Item 1.                 Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2008	September 30, 2008
	(Unaudited)
ASSETS (Note 5)

CURRENT ASSETS
Cash and cash equivalents	$2,443,465	$8,711,048
Due from broker	4,526,089	7,926,204
Trade and other accounts receivable (Note 7)	2,843,939	3,625,594
Inventories (Note 4)	3,857,818	3,994,022
Prepaid expenses and other	199,017	83,765
Total current assets	13,870,328	24,340,633

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	6,991,822
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,845,376	74,833,725
Construction in progress	-	11,652
Office furniture and equipment	354,436	346,441
	84,384,985	83,787,945
Accumulated depreciation	(20,877,254)	(18,777,458)
	63,507,731	65,010,487

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $134,080 and $123,354	337,882	348,608
Deposit	463,994	463,994
Investments	2,000	2,000
	1,154,876	1,165,602

	$78,532,935	$90,516,722

See Notes to Unaudited  Financial Statements.

	December 31, 2008	September 30, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,356,617	$2,131,287
Accounts payable, related party (Note 6)	696,307	1,109,612
Current maturities of long-term debt (Note 5)	2,551,055	2,574,363
Accrued expenses	477,585	577,993
Accrued loss on firm purchase commitments	37,603	1,065,000
Derivative financial instruments (Note 8 and 9)	3,538,668	6,665,505
Total current liabilities	8,657,835	14,123,760

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	18,408,941	19,666,442
Other	331,927	331,927
Total noncurrent liabilities	18,740,868	19,998,369

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 10)

MEMBERS’ EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	12,144,127	17,404,488
	51,134,232	56,394,593

	$78,532,935	$90,516,722

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)

Revenues (Note 2)	$29,362,052	$26,311,275

Cost of goods sold	33,681,071	25,701,696

Gross profit (loss)	(4,319,019)	609,579

General and administrative expenses	655,565	765,529

Operating loss	(4,974,584)	(155,950)

Other income (expense):
Interest income	14,667	81,723
Interest expense	(300,444)	(476,011)
	(285,777)	(394,288)

Net loss	$(5,260,361)	$(550,238)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(125.10)	$(13.09)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,260,361)	$(550,238)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation and amortization	2,111,124	2,039,391
Loss on disposal of property and equipment	3,599	26,239
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	(115,252)	25,031
Decrease (increase) in trade and other accounts receivable	781,655	(1,759,811)
Decrease (increase) in due from broker	3,400,115	(2,887,746)
(Increase) decrease in derivative financial instruments	(3,126,837)	2,781,532
Decrease (increase) in inventories	136,204	(275,179)
(Decrease) in accounts payable	(774,670)	(700,426)
(Decrease) increase in accounts payable, related party	(413,305)	645,897
(Decrease) in accrued loss on firm commitments	(1,027,397)	-
(Decrease) in accrued expenses	(100,408)	(54,751)
Net cash (used in) operating activities	(4,385,533)	(710,061)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(601,241)	(96,996)
Proceeds from redemption of certificate of deposit	-	428,050
Net cash provided by (used in) investing activities	(601,241)	331,054

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	-	(5,256,125)
Payments on long-term borrowings	(1,280,809)	(30,349)
Net cash (used in) financing activities	(1,280,809)	(5,286,474)

Net (decrease) in cash and cash equivalents	(6,267,583)	(5,665,481)

CASH AND CASH EQUIVALENTS
Beginning	8,711,048	7,856,908
Ending	$2,443,465	$2,191,427

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$304,440	$487,429

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	10,004

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2008 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2008 and 2007 are unaudited and reflect all adjustments(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2008 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Earnings per unit:  Basic and diluted earnings/loss per unit have been computed on the basis of the weighted average number of units outstanding during each period presented.

Adoption of New Accounting Pronouncements: The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159) as of October 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company has not elected the fair value option for any financial assets or liabilities.

Note 2.	Revenue by product is as follows:

	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2008	December 31, 2007
Ethanol	$23,240	$23,745
Distiller's Grains	$5,723	$4,602
Other	$372	$42

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:

	December 31,	September 30,
	2008	2008

Raw materials, including corn, coal, chemicals and supplies	$2,566,839	$1,864,634
Work in process	857,983	959,444
Ethanol and distillers grains	432,996	1,169,944
Total	$3,857,818	$3,994,022

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2008	September 30, 2008

Construction term loan. (A)	$17,750,000	$19,000,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	235,000	242,500

Note payable to Iowa Department of Economic Development. (D)	100,000	100,000

Note payable to Iowa Department of Transportation. (E)	408,215	431,524

	20,959,996	22,240,805
Less current maturities	(2,551,055)	(2,574,363)
	$18,408,941	$19,666,442

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on prime less .05%.   The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014.   In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 of the $17,750,000 loan outstanding at an interest rate of 6.62%, through July 2011.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.   As of December 31, 2008 the Company has made principal payments of $21,250,000, since inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of December 31, 2008.

(D)
The Company also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).  The $100,000 loan is forgivable upon the completion of the ethanol production facility and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The closeout of the project and the forgiveness of loan by the IDED should take place by the end of January 2009.

(E)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments will be due semiannually through July 2016.  The loan is secured by all rail track material constructed as part of the plan construction.  The debt is subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).

Note 6.	Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $20,343,437 for the three months ended December 31, 2008.  There were corn purchases of $15,996,070 for the three months ended December 31, 2007.  As of December 31, 2008, the Company has one corn cash contract with HOIC amounting to 755,078 bushels, for a commitment of $2,907,050 and several basis contracts representing approximately 2,140,000 bushels of corn.  The contracts mature on various dates through July 2009.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel and propane costs) amounting to $23,161 and $109,617 for the three months ended December 31, 2008 and 2007, respectively.   As of December 31, 2008 the amount due to HOIC is $638,225.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months ended December 31, 2008 and 2007 is $344,141 and $160,233, respectively.   As of December 31, 2008 the amount due to Prairie Land Cooperative is $58,082.  As of December 31, 2008, there was a purchase commitment of $97,515.

Note 7.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  This agreement shall be effective until terminated by 45 days’ written notice.  The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement.   For the three months ended December 31, 2008 and 2007 the Company has expensed $132,404 and $125,915, respectively, under this agreement. Revenues with this customer were $23,240,072 and $23,745,199 for the three months ended December 31, 2008 and 2007, respectively.  Trade accounts receivable of $1,930,015 was due from the customer as of December 31, 2008.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant.   For the three months ended December 31, 2008 and 2007, the Company has expensed marketing fees of $0 and $954, respectively, under this agreement.   Revenues with this customer were $0 and $143,432 for the three months ended December 31, 2008 and 2007, respectively.  There was no trade accounts receivable due from the customer as of December 31, 2008.

The Company has entered into a new agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the three months ended December 31, 2008 and 2007, the Company has expensed marketing fees of $95,972 and $76,247, respectively, under this agreement.   Revenues with this customer were $5,723,098 and $4,458,947 for the three months ended December 31, 2008 and 2007, respectively.  Trade accounts receivable of $833,283 was due from the customer as of December 31, 2008.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.     For the three months ended December 31, 2008 and 2007 the Company has purchased $1,530,915 and $1,167,438, respectively, of coal under this contract.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 90,000 gallons at the national gasoline daily average plus $.23/usg.  The term of the contract is from January 1, 2009 through January 31, 2009.   The estimated future purchase commitment is $92,700.  For the three months ended December 31, 2008 and 2007, the Company purchased $291,723 and $540,193, respectively, of denaturant.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2008	December 31, 2007

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$27,767	(524,623)
Unrealized	(368)	(1,553,414)
Total effect on revenue	27,399	(2,078,037)

(Increase) in cost of goods sold due to derivates related to corn costs:
Realized	(1,714,538)	(54,819)
Unrealized	(1,978,663)	(431,344)
Total effect on cost of goods sold	(3,693,201)	(486,163)

Total (decrease) to operating income due to derivative activities	$(3,665,802)	$(2,564,200)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB No 133, as amended, and therefore are not marked to market in the Company’s financial statements unless the contract prices are higher than market, then the contracts are adjusted to market.

Note 9.	Fair Value Measurements

Effective October 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1 -	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 -	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3 -	Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value.

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$3,538,668	$3,538,668	-	-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2008.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still relatively new and developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances and uncertainties in existence at the time of the preparation of this quarterly report.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Item 1A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this quarterly report or Lincolnway Energy's general business plan from Lincolnway Energy's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Lincolnway Energy attempts to utilize third party sources of information which Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Story County, Iowa, near Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller’s grains at the ethanol plant since May 22, 2006.  The first full month of production at full capacity was July of 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distiller’s grains per year.  Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distiller’s grains.

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  Lincolnway Energy does not, however, anticipate that sales of corn oil will be a material source of revenue for Lincolnway Energy.

Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group, and Lincolnway Energy's distiller’s grains are marketed by Hawkeye Gold, LLC.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

Lincolnway Energy does not capture or market the carbon dioxide which is produced as part of the ethanol production process.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  If they are unable to do this,  Lincolnway Energy has a revolving line of credit available to them.

Executive Summary

Highlights for the three months ended December 31, 2008, are as follows:

•	Total revenues increased 11.6%, or $3.0 million, compared to the 2007 comparable period.

•	Total cost of goods sold increased 31%, or $8.0 million, compared to the 2007 comparable period.

•	Net loss was $5.2 million for the 2008 period, compared to net loss of $550,238 for the 2007 period.

•	Ethanol sold was 13.2 million gallons, an increase of 5% or 648,913 gallons, compared to the 2007 comparable period.

Plan of Operations

The focus of Lincolnway Energy continues to be on operating the business as efficiently as possible and reducing operating costs. Lincolnway Energy will continue to focus on areas that show the most promise for increasing efficiency and or decreasing costs. At this time Lincolnway Energy is testing numerous operating improvements that have a potential of reducing ingredient and energy usage and could potentially increase corn ethanol yields.

Lincolnway Energy has been extracting corn oil from production for approximately one year and is currently working to optimize the amount of corn oil being extracted. One of the challenges of corn oil extraction is to extract as much oil as possible without sacrificing the value of the distiller’s grains. Lincolnway Energy currently feels that they have found a good balance based on today’s market conditions. Current production allows Lincolnway Energy to produce approximately 11 tons of corn oil per day.

Presently one of Lincolnway Energy’s greatest challenges has been to find quality low moisture corn that ferments well. Since harvest season 2008, Lincolnway Energy has experienced corn of higher moisture content coming into the plant. This higher moisture corn has increased Lincolnway Energy’s incidence of infections in the fermentation process and required extra efforts to ensure that infections do not reduce ethanol yield. Lincolnway Energy is hopeful that corn quality will improve with time and moisture levels return to more normal levels of 16% or less.

Water Permit Inspection

On November 25, 2008 the Iowa Department of Natural Resources conducted a facility and records inspection at Lincolnway Energy. The inspection report showed that Lincolnway Energy was in full compliance with its NPDES Permit.

Air Quality Permit

During December of 2008 Lincolnway Energy conducted its Annual Air Quality Permit testing. At this time results are being analyzed for permit compliance, but Lincolnway believes that it will be found to be in compliance with limits set forth in the Air Quality Permit application that Lincolnway Energy submitted to the Iowa Department of Natural Resources.

Prior to the December air quality testing, Lincolnway Energy installed additional equipment to better control emissions. Preliminary analysis indicates that the new equipment was effective in reducing emissions from the Lincolnway Energy plant.

Lincolnway Energy has not yet been requested to meet with the Iowa State Attorney General’s Office regarding the alleged air permit and alleged water permit violations. Lincolnway Energy anticipates that, as soon as test results from the December 2008 stack test have been analyzed, a meeting with the Iowa State Attorney General’s office will be scheduled.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months  ended December 31, 2008 and 2007 ( dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2008		2007

Revenue	$29,362	100.0%	$26,311	100.0%
Cost of goods sold	33,681	114.7%	25,702	97.7%
Gross profit (loss)	(4,319)	(14.7)%	609	2.3%
General and administrative expenses	656	2.2%	766	2.9%
Operating loss	(4,975)	(16.9)%	(157)	(.6)%
Other (expense)	(285)	(1.1)%	(394)	(1.5)%
Net loss	$(5,260)	(17.9)%	$(551)	(2.1)%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2008	2007
Ethanol sold (gallons in thousands)	13,240	12,592
Average gross price of ethanol sold
(dollars per gallon)	$1.76	$1.89
Dry distillers grain sold (tons)	33,900	28,120
Average dry distillers grain sales price per ton	$161.86	$151.33
Average corn cost per bushel	$4.14	$3.54

Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007

Revenues.  Revenues increased by $3.1 million, or 11.6% to $29.4 million for the three months ended December 31, 2008 from $26.3 million for the three months ended December 31, 2007. The increase in total revenues was the result of a combined unrealized and realized loss of $2.1 million on ethanol derivatives for the three months ended December 31, 2007 and an increase in distiller’s grain revenue of $1.1 million, or 24.4% to $5.7 million for the three months ended December 31, 2008 from $4.6 million for the three months ended December 31, 2007.

Sales from ethanol decreased $.5 million, or 2.1%, to $23.2 million for the three months ended December 31, 2008 from $23.7 million for the three months ended December 31, 2007.  The average price of ethanol sold was $1.76 per gallon for the three months ended December 31, 2008 compared to $1.89 per gallon for the three months ended December 31, 2007.  Ethanol sales increased ..6 million gallons, or 5.2% for the three months ended December 31, 2008 ,when compared to the three months ended  December 31, 2007.

Sales from co-products increased by $1.4 million, or 30%, to $6.0 million for the three months ended December 31, 2008 from $4.6 million for the three months ended December 31, 2007.  The average price of dried distillers grain sold was $161.86 per ton for the three months ended December 31, 2008, compared to $151.33 for the prior comparable period.  Dried distillers grain sales increased by 5,780 tons, or 20.6% for the three months ended December 31, 2008 from when compared to the three months ended December 31, 2007. Wet distiller’s grain sales decreased by 5,829 tons, or 56.7% for the three months ended December 31, 2008 from December 31, 2007.  For the three months ended December 31, 2008 there were reported sales for excess syrup and corn oil of $320,864.  Excess syrup and corn oil sales increased by $279,132, for the three months ended December 31, 2008 from $41,732, for the three months ended December 31, 2007.  For the prior comparable period, corn oil was only being produced and sold on a trial basis.

Revenues included a combined unrealized and realized gain of $27,399 related to our ethanol derivative instruments for the three months ended December 31, 2008, compared to a $2.1 million combined unrealized and realized loss for the three months ended December 31, 2007.  As ethanol prices fluctuate, the value of our ethanol-related derivative instruments are impacted, which effects our financial performance.  Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to our sales.  These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold.  Cost of goods sold increased by $8.0 million, or 31.0% to $33.7 million for the three months ended December 31, 2008 from $25.7 million for the three months ended December 31, 2007.  The increase was primarily due to higher corn cost in the 2008 period compared to the 2007 period.  Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $6.3 million to $22.9 million for the three months ended December 31, 2008 from $16.6 million for the three months ended December 31, 2007.  Corn costs represented 68.2% of our cost of goods sold for the three months ended December 31, 2008 compared to 65.0% for the three months ended December 31, 2007.

The increase in corn costs is partially driven by an increase in cash corn prices compared to the prior period. The average price of corn was $4.14 per bushel for the three months ended December 31, 2008, compared to $3.54 per bushel for the prior comparable period.   The quarter ended December 31, 2008 corn costs also included a marked to market loss of $3.69 million for derivatives relating to future deliveries of corn, compared to a $.5 million loss in the same quarter for the prior year. Since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.  Presently, Lincolnway Energy is trading in the spot market for corn and ethanol.

Ethanol freight costs increased $.2 million to $2.1 million for the three months ended December 31, 2008 from $1.9 million for the three months ended December 31, 2007.  The increase is due to a 10.7% increase in the average freight rate per gallon due to an increase in rail rates and also an additional volume of ethanol shipped for the period.

General and administrative expenses.  General and administrative expenses decreased $.110 million to $.656 million for the three months ended December 31, 2008 from $.766 million for the three months ended December 31, 2007.  The net decrease is due to a reduction of professional fees and administrative labor costs for the first quarter of fiscal year 2009.

Other income and (expense).  Interest expense decreased $.176 million to $.300 million for the three months ended December 31, 2008 from $.476 million for the three months ended December 31, 2007.  Lincolnway Energy’s variable interest rate on a portion of their construction and term loan with Co-Bank has decreased 3.25% to 3.95% as of December 31, 2008 from 7.20% as of December 31, 2007.  Lincolnway Energy has also paid down their debt by $5.0 million since December 31, 2007.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

The first quarter of fiscal year ending September 30, 2009, saw a continuation of the downtrend in corn prices.  Prompt month futures dropped from $5.00/bushel down to briefly touch $2.90 before leveling and stabilizing near $3.75.  As the crop was harvested it became clear that yields, although variable, would near the trend line expectations of many traders and be sufficient to meet projected demand.  Current demand expectations continue to erode as recessionary activity begins to influence the agricultural sector. The ethanol industry is projected to use approximately 3.6 billion bushels of the 2008/2009 crop, but attrition in the industry has many private analysts dropping that number to less than 3.3 billion bushels.  Current USDA carryout figures suggest a surplus supply of corn this year totaling 1.79 billion bushels.  Continued shrinking of the export and domestic demand base could see the corn price stay relatively flat to lower through the balance of the fiscal year.

Weather risk for the current year’s crop has subsided since the crop is in the bin.  However, a major concern that could affect Lincolnway Energy operating results with the current crop is quality of grain.  Excessive moisture has been noted in the harvested corn this year which is raising concerns about the storability of corn into the summer months.  Inability to find high-quality corn could affect ethanol yields at some point this fiscal year.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase of physical delivery contracts from suppliers.  Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price increases.  Lincolnway Energy believes that option strategies currently offer the greatest flexibility for Lincolnway Energy’s purposes.

Ethanol

Ethanol prices dropped substantially in the first quarter of fiscal year ending September 30, 2009, along with all other energy products.  Ethanol values dropped over 65 cents during the quarter, moving to a low of $1.46 per gallon before stabilizing in the $1.55 per gallon zone.  Although corn prices were on the defensive as well, ethanol moved more aggressively lower on a percentage of price basis.  A heavy influence from the energy markets, specifically crude oil and RBOB gasoline, is the likely culprit of this more aggressive price break in ethanol, and presents a fresh price relationship change that could affect future operating results.

The spread or difference between ethanol and gasoline futures prices had been showing a consistent 50 to 75 cents discount of ethanol under gasoline.  When international recession activity hit the energy sector, gasoline prices dropped dramatically and inventories grew substantially with the decreased driving and construction demand.  Gasoline price dropped more aggressively than ethanol.  In the first quarter of fiscal year ending September 30, 2009, ethanol had gone full circle from a 50 cents discount to a 50 to 75 cents premium to gasoline.  This situation continues to have a stifling affect on any fringe or discretionary ethanol blending that was once widespread.

Along with this new found market recession risk, ethanol prices continue to be at risk to changing political trends.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The values of corn and ethanol, although still strongly correlated in the first quarter of fiscal year ending September 30, 2009,  saw a situation in which ethanol was dropping more aggressively than the corn price, resulting in a smaller or less profitable crush margin.  In fact, the end of the first quarter produced the smallest crush margin that ethanol producers have seen in the past three years.  Major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Mercantile Exchange

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2008	2007
Net cash used by operating activities	$(4,386)	$(710)
Net cash provided by (used in) investing activities	(601)	331
Net cash used in financing activities	(1,281)	(5,286)
Net decrease in cash and cash equivalents	(6,268)	(5,665)

For the three months ended December 31, 2008, net cash used by operating activities increased by $3.7 million, when compared to cash used by operating activities for the three months ended December 31, 2007. The increase is primarily due to an increase in net loss for the three months ended December 31, 2008 of $4.7 million, offset by a $1.0 million decrease in trade and other accounts receivable.  The $4.7 million increase in net loss is primarily driven by the $3.7 million loss due to derivative activities.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used in investing activities increased by $1.0 million for the three months ended December 31, 2008 compared to cash provided by investing activities for the three months ended December 31, 2007.  The increase is due to an increase of property and equipment purchases for the plant, offset by a redemption of a certificate of deposit for the three months ended December 31, 2007.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities decreased by $4.0 million for the three months ended December 31, 2008 compared to cash used in investing activities for the three months ended December 31, 2007.  The decrease is due to a decrease in member distribution payments of $5.3 million offset by an increase in payments on long-term borrowings of $1.3 million for the three months ended December 31, 2008, compared to cash used in financing activities for the three months ended December 31, 2007.

If market conditions do not improve, Lincolnway Energy could  expect to see net losses for the second quarter of fiscal year 2009 and possibly future quarters.  Lincolnway Energy still has significant depreciation expense; approximately $8.1 million budgeted for fiscal year 2009, which does not require cash expenditures. Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  After Lincolnway Energy’s prepayment of $1,250,000 in November 2008, Lincolnway Energy’s next term loan payment is not due until September 2009, and Lincolnway Energy does not plan on making any significant capital expenditures for fiscal year 2009.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy has access to its $10.0 million line of credit.  As of January 2009, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

Lincolnway Energy’s financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	their ability to generate cash flows from operations;

•	the level of their outstanding indebtedness and the interest they are obligated to pay; and

•	their capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies.

Lincolnway Energy expects to have available cash to meet their current anticipated liquidity needs.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy’s ethanol and distiller’s grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange into either a railcar or truck. For distiller’s grains, title passes upon the loading of distiller's grains into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller’s grain are included in costs of goods sold.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the December 31, 2008 balance sheet at their fair value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the various risks inherent in Lincolnway Energy's operations, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in certain commodity prices and changes in interest rates.

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller’s grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller’s grain.  The prices for ethanol, distiller’s grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller’s grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing.  Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distiller’s grains prices result in higher profit margins, and therefore represent favorable market conditions.  Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distiller’s grains and the price for ethanol and distiller’s grains.  For example, ethanol and distiller’s grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

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

Lincolnway Energy's average gross corn costs during the quarter ended December 31, 2008 was approximately $4.14 per bushel, compared to $3.54 per bushel for the quarter ended December 31, 2007.

During the quarter ended December 31, 2008, corn prices (based on the Chicago Mercantile Exchange daily futures data) ranged from a low of $3.06 per bushel  to a high of $5.15 per bushel for March 2009  delivery.  The corn prices (again based on the Chicago Mercantile Exchange daily futures data) during the quarter ended December 31, 2007 ranged from a low of $3.52 per bushel to a high of $4.57 per bushel for March 2008 delivery.

During the quarter ended December 31, 2008, ethanol prices (based on the Chicago Mercantile Exchange daily futures data) ranged from a low of $1.40 per gallon to a high of $2.11 per gallon for March 2009 delivery.  The average price Lincolnway Energy received for its ethanol during the quarter ended December 31, 2008 was $1.76 per gallon, as compared to $1.89 per gallon during the quarter ended December 31, 2007.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2008 was $3,693,201, as opposed to the net loss of $486,163 for the three months ended December 31, 2007.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for the three months ended December 31, 2008, and 5% of Lincolnway Energy's cost of goods sold for the three months ended December 31, 2007.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which could expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with Co-Bank, are, however, fixed at rates ranging from 0% to 5% per annum.  The interest rate under the variable portion of the Co-Bank loan agreements is 5/100 of 1% below Co-Bank's prime rate, adjusted .05%, and was at 3.95% per annum as of December 31, 2008.  Lincolnway Energy's outstanding loan amount with Co-Bank as of December 31, 2008 was $17,750,000. $10,000,000 remains on the variable interest rate described in the preceding sentence.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

Lincolnway Energy does not anticipate any material increase in interest rates during 2009.

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

Item 3 in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2008 discusses the status of the proceeding regarding the alleged environmental law violations by Lincolnway Energy which the Iowa Environmental Protection Commission referred to the Iowa Attorney General's office for enforcement action on December 4, 2007.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting.   There have been no material developments regarding that proceeding since Lincolnway Energy's filing of its Form 10-K for the fiscal year ended September 30, 2008 with the Securities and Exchange Commission on December 24, 2008.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2008 and filed with the Securities and Exchange Commission on December 24, 2008.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2008 through December 31, 2008.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2008 through December 31, 2008.

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

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of October 1, 2008 through December 31, 2008.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2008 through December 31, 2008 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agree- ment		10		10.6	1/27/06

10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.		10-K	9/30/08	10.6.1	12/24/08
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-3
32.1	Section 1350 Certification of President and Chief Executive Officer	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 13, 2009	By:	/s/ Richard Brehm
	Name:	Richard Brehm
	Title:	President and Chief
Executive Officer

February 13, 2009	By:	/s/ Kim Supercynski
	Name:	Kim Supercynski
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2008