Form 10-Q
period 2009-03-31
Lincolnway Energy, LLC
filed 2009-05-15
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑  Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐   Yes     ☐   No

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2009.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,656,001	$8,711,048
Due from broker	3,981,934	7,926,204
Trade and other accounts receivable (Note 7)	4,893,616	3,625,594
Inventories (Note 4)	3,562,383	3,994,022
Prepaid expenses and other	185,884	83,765
Total current assets	15,279,818	24,340,633

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	6,991,822
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,845,376	74,833,725
Construction in progress	-	11,652
Office furniture and equipment	354,436	346,441
	84,384,985	83,787,945
Accumulated depreciation	(22,930,524)	(18,777,458)
	61,454,461	65,010,487

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $144,807 and $123,354	327,155	348,608
Deposit	151,036	463,994
Investments, at cost	145,975	2,000
	975,166	1,165,602

	$77,709,445	$90,516,722

See Notes to Unaudited  Financial Statements.

	March 31, 2009	September 30, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$812,503	$2,131,287
Accounts payable, related party (Note 6)	574,512	1,109,612
Current maturities of long-term debt (Note 5)	3,824,858	2,574,363
Accrued expenses	882,514	577,993
Accrued loss on purchase commitments	14,500	1,065,000
Derivative financial instruments (Note 8)	3,217,738	6,665,505
Total current liabilities	9,326,625	14,123,760

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	17,027,638	19,666,442
Other	331,927	331,927
Total noncurrent liabilities	17,359,565	19,998,369

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 10)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	12,033,150	17,404,488
	51,023,255	56,394,593

	$77,709,445	$90,516,722

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)

Revenues (Notes 2 and 7)	$28,211,654	$34,351,843

Cost of goods sold	27,827,005	30,650,197

Gross profit	384,649	3,701,646

General and administrative expenses	569,337	649,972

Operating income (loss)	(184,688)	3,051,674

Other income (expense):
Interest income	8,133	27,012
Interest expense	(263,198)	(396,194)
Other income	328,777	88,630
	73,712	(280,552)

Net income (loss)	$(110,976)	$2,771,122

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(2.64)	$65.90

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)

Revenues (Notes 2 and 7)	$57,573,706	$60,663,118

Cost of goods sold	61,508,076	56,351,893

Gross profit (loss)	(3,934,370)	4,311,225

General and administrative expenses	1,224,902	1,415,501

Operating income (loss)	(5,159,272)	2,895,724

Other income (expense):
Interest income	22,800	108,735
Interest expense	(563,643)	(872,206)
Other income	328,777	88,631
	(212,066)	(674,840)

Net income (loss)	$(5,371,338)	$2,220,884

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(127.74)	$52.82

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,371,338)	$2,220,884
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	4,175,121	4,062,403
Loss on disposal of property and equipment	3,599	25,495
Forgiven loan	(100,000)	-
Changes in working capital components:
(Increase) in prepaid expenses and other	(102,119)	(10,125)
(Increase) in trade and other accounts receivable	(1,268,022)	(150,749)
(Increase) decrease in due from broker	3,944,270	(4,810,751)
Increase (decrease) in derivative financial instruments	(3,447,767)	2,993,274
(Increase) decrease in inventories	431,639	(5,268,678)
Decrease in deposits	312,958	40,759
Increase in investments	(143,975)	-
(Decrease) in accounts payable	(1,318,784)	(378,667)
Increase (decrease) in accounts payable, related party	(535,100)	642,477
Increase in advance payments	-	1,265,389
(Decrease) in accrued loss on purchase commitments	(1,050,500)	-
Increase (decrease) in accrued expenses	304,521	(163,161)
Net cash provided by (used in) operating activities	(4,165,497)	468,550

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(601,241)	(181,418)
Proceeds from redemption of certificate of deposit	-	428,050
Proceeds from sale of equipment	-	1,789
Net cash provided by (used in) investing activities	(601,241)	248,421

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	-	(5,256,125)
Payments on long-term borrowings	(1,288,309)	(37,848)
Net cash (used in) financing activities	(1,288,309)	(5,293,973)

Net (decrease) in cash and cash equivalents	(6,055,047)	(4,577,002)

CASH AND CASH EQUIVALENTS
Beginning	8,711,048	7,856,908
Ending	$2,656,001	$3,279,906

(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$560,171	$892,206

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	$137,810

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2008 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2008 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Adoption of New Accounting Pronouncements  The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159) as of October 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company has not elected the fair value option for any financial assets or liabilities.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 2.	Revenue by product is as follows:

(Excludes hedging activity)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Ethanol	$22,279	$27,593	$45,519	$51,338
Distiller's Grains	5,701	6,869	11,424	11,472
Other	248	83	620	125

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:
	March 31,	September 30,
	2009	2008

Raw materials, including corn, coal, chemicals and supplies	$2,273,491	$1,864,634
Work in process	764,991	959,444
Ethanol and distillers grains	523,901	1,169,944
Total	$3,562,383	$3,994,022

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2009	September 30, 2008

Construction term loan. (A)	$17,750,000	$19,000,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	227,500	242,500

Note payable to Iowa Department of Economic Development. (D)	-	100,000

Note payable to Iowa Department of Transportation. (E)	408,215	431,524

	20,852,496	22,240,805
Less current maturities	(3,824,858)	(2,574,363)
	$17,027,638	$19,666,442

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on prime less .05%.   The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014.   In order to alleviate some of the interest risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 of the $17,750,000 loan outstanding at an interest rate of 6.62%, through July 2011.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.   As of March 31, 2009 the Company has made principal payments of $21,250,000, since inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on prime less .05% for each advance under the agreement.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of March 31, 2009.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(D)
The Company also has a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).  On January 22, 2009, IDED forgave the $100,000 forgivable loan after closing the project of constructing the ethanol production facility and producing at least 50 million gallons of ethanol before the project completion date of October 31, 2008.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $17,901,118 and $38,244,555 for the three months and six months ended March 31, 2009, respectively.  There were corn purchases of $24,929,636 and $40,925,706 for the three months and six months ended March 31, 2008, respectively. As of March 31, 2009, the Company has several corn cash contracts with HOIC amounting to approximately 960,667 bushels, for a commitment of approximately $3,688,000 and several basis contracts representing approximately 950,000 bushels of corn.  The contracts mature on various dates through July 2009.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $13,582 and $36,743  for the three months and six months ended March 31, 2009, respectively.  There were miscellaneous purchases of $28,025 and $137,642 for the three months and six months ended March 31, 2008, respectively. As of March 31, 2009 the amount due to HOIC is $510,087.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and six months ended March 31, 2009 is $192,759 and $516,402, respectively. Purchases for the three months and six months ended March 31, 2008 is $219,310 and $334,255, respectively.   As of March 31, 2009 the amount due to Prairie Land Cooperative is $64,425.  As of March 31, 2009, there was a purchase commitment of $162,052.

Note 7.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  This agreement shall be effective until terminated by 45 days’ written notice.  The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement.   For the three months and six months ended March 31, 2009 the Company has expensed $141,492 and $273,896, respectively, under this agreement. Marketing expense for the three months and six months ended March 31, 2008 is $123,875 and $249,790, respectively.   Revenues from this customer were $22,279,267 and $45,519,339 for the three months and six months ended March 31, 2009, respectively.  For the three months and six months ended March 31, 2008 revenue from this customer is $27,593,184 and $51,338,383, respectively.   Trade accounts receivable of $3,574,862 was due from the customer as of March 31, 2009.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant.   For the three months and six months ended March 31, 2009, the Company had no marketing fees under this agreement. For the three months and six months ended March 31, 2008, the Company has expensed marketing fees of $1,852 and $2,806, respectively.  Revenues with this customer were none for the three months and six months ended March 31, 2009. For the three months and six months ended March 31, 2008 revenues with this customer were $29,465 and $172,897, respectively.  There was no trade accounts receivable due from the customer as of March 31, 2009.

The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the three months and six months ended March 31, 2009, the Company has expensed marketing fees of $96,256 and $192,228, respectively, under this agreement.  The Company has expensed $120,702 and $196,949 for the three months and six months ended March 31, 2008, respectively.  Revenues with this customer were $5,701,286 and $11,424,384 for the three months and six months ended March 31, 2009, respectively.  There were $6,840,285 and $11,299,232 in revenues with this customer reported for the three months and six months ended March 31, 2008.  Trade accounts receivable of $898,777 was due from the customer as of March 31, 2009.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. For the three months and six months ended March 31, 2009 the Company has purchased $1,491,129 and $3,022,044, respectively, of coal under this contract. For the three months and six months ended March 31, 2008 is $1,562,564 and $2,730,002, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 240,000 gallons at the national gasoline daily average plus $.21/usg. The term of the contract is from April 1, 2009 through June 30, 2009. The total future purchase commitment is $294,000. For the three months and six months ended March 31, 2009, the Company purchased $293,972 and $585,695 respectively, of denaturant. For the three months and six months ended March 31, 2008 is $862,976 and $1,403,169, respectively.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(17,327)	$(1,095,894)	$10,440	$(1,620,517)
Unrealized	368	901,375	-	(652,039)
Total effect on revenue	$(16,959)	$(194,519)	$10,440	$(2,272,556)

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	$408,100	$210,025	$(1,306,438)	$155,206
Unrealized	(139,075)	(248,762)	(2,117,738)	(680,106)
Total effect on cost of goods sold	269,025	(38,737)	(3,424,176)	(524,900)

Total increase (decrease) to operating income due to derivative activities	$252,066	$(233,256)	$(3,413,736)	$(2,797,456)

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$3,217,738	$3,217,738	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2009.

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

The Company received a letter from the Iowa Attorney General on May 6, 2009 which set forth an analysis of the alleged violations and a settlement demand to the Company.  The Company intends to present its defenses and responses to the Iowa Attorney General.  No time table has been set as of yet by when the Company will formally respond to the letter.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still relatively new and developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the severe credit, market and other economic circumstances and uncertainties in existence at the time of the preparation of this quarterly report, both generally and with respect to the ethanol industry.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Item 1A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Story County, Iowa, near Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers' grains at the ethanol plant since May 22, 2006.  The first full month of production at full capacity was July of 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year.  Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008. Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  Lincolnway Energy does not, however, anticipate that sales of corn oil will be a material source of revenue for Lincolnway Energy.

Lincolnway Energy's ethanol is marketed by Renewable Products Marketing Group, and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

Lincolnway Energy does not capture or market the carbon dioxide which is produced as part of the ethanol production process.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the six months ended March 31, 2009, are as follows:

•	Total revenues decreased 5.1% or $3.1 million, compared to the 2008 comparable period.

•	Total cost of goods sold increased 9.1%, or $5.2 million, compared to the 2008 comparable period.

•	Interest expense decreased 35.3%, or .3 million, compared to the 2008 comparable period.

•	Net loss was $5.4 million, compared to net income of $2.2 million for the 2008 period.

•	Ethanol sold was 27.4 million gallons, an increase of 9.7% or 2.4 million gallons, compared to the 2008 comparable period.

Plan of Operations

Lincolnway Energy will continue to focus on changes that will bring increased production efficiency and reduction in processing cost.  All operational costs are currently being evaluated to determine if Lincolnway Energy is capturing the lowest cost possible. Lincolnway Energy continues to examine new products and new technologies that can improve efficiency and reduce production costs.

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

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and six months ended March 31, 2009 and 2008 ( dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)

Income Statement Data	2009		2008		2009		2008

Revenue	$28,212	100.0%	$34,352	100.0%	$57,574	100.0%	$60,663	100.0%
Cost of goods sold	27,827	98.6%	30,650	89.2%	61,508	106.8%	56,352	92.9%
Gross profit	385	1.4%	3,702	10.8%	(3,934)	-6.8%	4,311	7.1%
General and administrative expenses	569	2.0%	650	1.9%	1,225	2.1%	1,416	2.3%
Operating income (loss)	(184)	-0.7%	3,052	8.9%	(5,159)	-9.0%	2,895	4.8%
Other income (expense)	74	0.3%	(281)	-0.8%	(212)	-0.4%	(674)	-1.1%
Net income (loss)	$(110)	-0.4%	$2,771	8.1%	$(5,371)	-9.3%	$2,221	3.7%

The following table shows other key data for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
Operating Data:	2009	2008	2009	2008
Ethanol sold (gallons in thousands)	14,149	12,387	27,390	24,979
Average gross price of ethanol sold
(dollars per gallon)	$1.58	$2.23	$1.66	$2.06
Dry distillers grain sold (tons)	34,505	36,661	68,405	64,781
Average dry distillers grain sales price per ton	$157.66	$178.42	$159.61	$166.33
Average corn cost per bushel	$3.62	$4.72	$3.88	$4.13

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Revenues.  Revenues decreased by $6.2 million, or 18.0%, to $28.2 million for the three months ended March 31, 2009 from $34.4 million for the three months ended March 31, 2008.  The decrease in revenue was the result of a 29.1% decrease in average gross ethanol price and an 11.6% decrease in average dried distillers grain gross price, compared to the three months ended March 31, 2008.

Sales from ethanol decreased $5.3 million, or 19.2%, to $22.3 million for the three months ended March 31, 2009 from $27.6 million for the three months ended March 31, 2008.  The average price of ethanol sold was $1.58 per gallon for the three months ended March 31, 2009 compared to $2.23 per gallon for the three months ended March 31, 2008.  Ethanol sales increased by 1.8 million gallons, or 14.2%, for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.  The increase in sales volume for the three months ended March 31, 2009 is due to the timing of shipments of ethanol.  For three months ended March 31, 2008 a unit train was completed but not released to the common carrier until the next quarter, resulting in lower sales volume for the three months ended March 31, 2008.

Sales from co-products decreased by $1.0 million, or 14.3%, to $6.0 million for the three months ended March 31, 2009 from $7.0 million for the three months ended March 31, 2008.  The average price of dried distillers grain sold was $157.66 per ton for the three months ended March 31, 2009, compared to $178.42 for the prior comparable period.  Dried distillers grain sales decreased by 2,156 tons, or 5.9%, for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Wet distillers grain sales decreased by 2,482 tons, or 35.7%, for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.  For the three months ended March 31, 2009 there were reported sales for excess syrup and corn oil of $248,060, compared to $83,428 for the three months ended March 31, 2008.  The result of lower distillers grain sales volume is a result of an increase in corn oil production for the three months ended March 31, 2009.

Revenues included a combined unrealized and realized loss of $16,959 related to ethanol derivative instruments for the three months ended March 31, 2009 compared to a combined unrealized and realized loss of $194,519 for the three months ended March 31, 2008. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.  Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales.  These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold.  Cost of goods sold decreased by $2.9 million, or 9.4%, to $27.8 million for the three months ended March 31, 2009 from $30.7 million for the three months ended March 31, 2008.  The decrease was primarily due to lower corn cost in the 2009 period compared to the 2008 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $7.0 million, or 28.0%, to $18.0 million for the three months ended March 31, 2009 from $25.0 million for the three months ended March 31, 2008.  Corn costs represented 65% of Lincolnway Energy's cost of goods sold for the three months ended March 31, 2009 compared to 81% for the three months ended March 31, 2008.

The decrease in corn costs is primarily driven by a decrease in cash corn prices compared to the prior period.   Lincolnway Energy had a $269,025 mark to market gain during the first quarter of 2009, compared to a $38,737 loss in the same period in 2008.  Since Lincolnway Energy's derivative contracts are mark to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.  Corn prices have decreased significantly from $5.19 per bushel in January 2008 for March 2008 delivery to $ 3.585 per bushel in January 2009 for March 2009 delivery.

Ethanol freight costs stayed at $1.9 million for the three months ended March 31, 2009 and 2008.  Denaturant costs (natural gasoline) decreased $.5 million to $.3 million for the three months ended March 31, 2009 from $.8 million for the three months ended March 31, 2008.  Denaturant costs have decreased significantly from an average cost per gallon of $2.36 for the 2008 period, compared to $1.19 for the 2009 period.

General and administrative expenses.  General and administrative expenses decreased $.081 million to $.569 million for the three months ended March 31, 2009 from $.650 million for the three months ended March 31, 2008.  The decrease is primarily due to lower cost for professional fees for the 2009 period compared to 2008.

Other income and (expense).  Interest expense decreased $.1 million to $.3 million for the three months ended March 31, 2009 from $.4 million for the three months ended March 31, 2008.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.7% as of March 31, 2009 from 5.2% as of March 31, 2008.  Lincolnway Energy has also reduced long term debt by $5.2 million since March 31, 2008. Other income increased $.2 million for the three months ended March 31, 2009 compared to the 2008 period due to an increase in income recognized for the Co-Bank patronage income distribution.

Results of Operations for the Six Months Ended March 31, 2009 as Compared to the Six Months Ended March 31, 2008

Revenues.  Revenues decreased by $3.1 million, or 5.1%, to $57.6 million for the six months ended March 31, 2009 from $60.7 million for the six months ended March 31, 2008.  The decrease in revenue was the result of a decrease in ethanol price compared to the six months ended March 31, 2008.

Sales from ethanol decreased $5.8 million, or 11.3%, to $45.5 million for the six months ended March 31, 2009 from $51.3 million for the six months ended March 31, 2008.  The average price of ethanol sold was $1.66 per gallon for the six months ended March 31, 2009 compared to $2.06 per gallon for the six months ended March 31, 2008.  Ethanol sales increased 2.4 million gallons, or 9.7%, for the six months ended March 31, 2009 when compared to the six months ended March 31, 2008.

Sales from co-products increased by $.4 million, or 3.4%, to $12.0 million for the six months ended March 31, 2009 from $11.6 million for the six months ended March 31, 2008.  The average price of dried distillers grain sold was $159.61 per ton for the six months ended March 31, 2009, compared to $166.33 for the 2008 comparable period. For the six months ended March 31, 2009 there were reported sales for excess syrup and corn oil of $568,924, compared to $125,160 for the six months ended March 31, 2008.

Revenues included a combined unrealized and realized gain of $10,440 related to ethanol derivative instruments for the six months ended March 31, 2009, compared to a combined unrealized and realized loss of $2.3 million for the six months ended March 31, 2008. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.  Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales.  These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold.  Cost of goods sold increased by $5.1 million, or 9.0%, to $61.5 million for the six months ended March 31, 2009 from $56.4 million for the six months ended March 31, 2008.  The increase was primarily due to a unit train of ethanol that was not shipped and the costs were classified in inventory rather than cost of goods sold for the six months ended March 31, 2008 compared to the 2009 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased $.7 million to $40.9 million for the six months ended March 31, 2009 from $41.6 million for the six months ended March 31, 2008.  Corn costs represented 67% of Lincolnway Energy's cost of goods sold for the six months ended March 31, 2009 compared to 74% for the six months ended March 31, 2008.

The decrease in corn costs is primarily driven by a decrease in cash corn prices compared to the prior period.  The corn costs for the six months ended March 31, 2009 also included a marked to market loss of $3.4 million for derivatives relating to future deliveries of corn, compared to a $.5 million marked to market loss in the same period in 2008.

Ethanol freight costs increased $.3 million to $4.1 million for the six months ended March 31, 2009 from $3.8 million for the six months ended March 31, 2008.  The increase is due to the additional volume of ethanol shipped for the period.

General and administrative expenses.  General and administrative expenses decreased $.2 million to $1.2 million for the six months ended March 31, 2009 from $1.4 million for the six months ended March 31, 2008.  The decrease is primarily due to lower cost for professional fees and labor costs for the 2009 period compared to 2008.

Other income and (expense).  Interest expense decreased $.3 million to $.6 million for the six months ended March 31, 2009 from $.9 million for the six months ended March 31, 2008.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.7% as of March 31, 2009 from 5.2% as of March 31, 2008.  Lincolnway Energy has also reduced long term debt by $5.2 million since March 31, 2008. Other income increased $.2 million for the six months ended March 31, 2009 compared to the 2008 period due to an increase in income recognized for the Co-Bank patronage income distribution.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

The corn market moved slowly and lower during the 1st quarter of 2009.  May corn made a high at $4.39 early in the quarter before going lower into a March low of $3.4475. With adequate supplies noted on the supply and demand balance sheets, the market remained focused on international recession and continued attrition within the ethanol industry.  Since corn for export, along with domestic usage by ethanol plants and livestock feeders was being questioned, the corn market spent most of the first quarter pricing in potential further decreases in total demand.   Current USDA carryout figures continue to suggest a surplus supply of corn this year totaling 1.7 billion bushels.  Continued shrinking of the export and domestic demand base could see the corn price stay relatively flat to lower through the balance of the fiscal year.

Weather risk for the current year’s crop had not been a concern through the winter months since the crop is in the bin.  However, with the 2009/2010 crop currently being planted, the weather risk involved with that crop can influence the price of the old crop corn going forward.  The March through August timeframe is the most weather sensitive in the corn market and can project enormous influence on all existing and potential corn supplies.  Quality of the old crop corn continues to be a concern for the future operating results of Lincolnway Energy as well.  Excessive moisture noted in the harvested corn this year continues to raise concerns about the storability of corn into the summer months.  Inability to find high-quality corn could affect ethanol yields at some point this fiscal year.

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

Ethanol

Ethanol prices correlated strongly with corn prices during the 1st quarter of 2009, dropping from an early January high of $1.74 into the March low of $1.495.  Although the correlation was strong between the two commodities, the ethanol market did drop a bit more aggressively than the corn, losing 32% of value versus 21% in corn. This will be discussed more in the crush margin section.  Although the ethanol industry is currently operating at 80-85% of capacity, we continue to see new plants come online, but at a much slower pace than noted in years past.  This situation of plants starting up despite unfavorable market economics could continue to keep the ethanol market oversupplied and certainly affect future operating results.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The values of corn and ethanol, although still strongly correlated in the 1st quarter of 2009, saw a situation in which ethanol was dropping more aggressively than was the corn price, resulting in a smaller or less profitable crush margin.  In fact, the end of the 1st quarter  of 2009 produced the smallest crush margin that we’ve seen in the past 3 years, with the next smallest crush margin coming in the prior quarter. Major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Mercantile Exchange

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

	Six Months Ended March 31,
	(in thousands)
Cash Flow Data:	2009	2008
Net cash provided by (used by) operating activities	$(4,166)	$469
Net cash provided by (used in) investing activities	(601)	248
Net cash (used in) financing activities	(1,288)	(5,294)
Net decrease in cash and cash equivalents	$(6,055)	$(4,577)

	As of March 31	As of March 31
Additional Data: (in thousands)	2009	2008	Financial Covenants
Cash and cash equivalents	$2,656	$3,280
Working capital plus available line of credit	$15,953	$20,083	$5,000
Long term debt	$17,028	$22,205
Net worth	$51,022	$56,934	$42,000

For the six months ended March 31, 2009, net cash used by operating activities increased by $4.6 million, when compared to cash provided by operating activities for the six months ended March 31, 2008. The increase in cash used by operating activities is primarily due to a decrease in net income for the six months ended March 31, 2009 of $7.5 million, due to the market conditions the ethanol industry experienced in the 1st quarter of 2009. Lincolnway Energy had a net decrease of $2.3 million in their hedging brokerage account and derivative financial instruments.  This was a result of having less hedging positions outstanding as of March 31, 2009 compared to the prior year. Lincolnway Energy also had a $1.1 million increase in accounts receivable on March 31, 2009 compared to the prior year due to a receivable payment not received until April 1, 2009, which also lowered the cash balance as of March 31, 2009.  These decreases were offset by a $5.7 million reduction in finished goods inventory for the six months ended March 31, 2009 compared to the prior period.  For the six months ended March 31, 2008, an ethanol unit train that had not yet been released to the common carrier as of March 31, 2008 and therefore could not be reported as revenue and released in inventory. This also effected advance payments for six months ended March 31, 2008, Lincolnway Energy had a decrease of $1.3 million of advance payments when compared to the six months ended March 31, 2009.  This is a result of advance payments from Lincolnway Energy's ethanol marketer on ethanol sales that had not yet been recognized due to the unit train not yet being released to the common carrier.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used by investing activities increased by $.8 million for the six months ended March 31, 2009 when compared to cash used in investing activities for the six months ended March 31, 2008.  The increase is due to a property purchased for future rail expansion, offset by the proceeds received from redemption of a certificate of deposit.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities decreased by $4.0 million for the six months ended March 31, 2009 when compared to cash used in investing activities for the six months ended March 31, 2008.  The decrease is due to a decrease in member distribution payments offset by an increase in payments on long-term borrowings for the six months ended March 31, 2009.

If market conditions do not improve, Lincolnway Energy could expect to see net losses for the third quarter of fiscal year 2009 and possibly future quarters.  Lincolnway Energy still has significant depreciation and amortization expense; approximately $8.3 million budgeted for fiscal year 2009, which does not require cash expenditures. Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  After Lincolnway Energy’s prepayment of $1,250,000 in November 2008, Lincolnway Energy’s next term loan payment is not due until September 2009, and Lincolnway Energy does not plan on making any significant capital expenditures for fiscal year 2009.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy has access to its $10.0 million line of credit.  As of April 2009, Lincolnway Energy is in compliance with all bank covenants related to bank financing.  If Lincolnway Energy continues to see net losses for the remainder of the fiscal year, they could be out of compliance with the debt service coverage ratio, which is a ratio that is calculated at the end of the fiscal year.  Lincolnway Energy has notified the lender of this potential non-compliance covenant.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the March 31, 2009 balance sheet at their fair market value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the various risks inherent in Lincolnway Energy's operations, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in certain commodity prices and changes in interest rates.

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains.  The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing.  Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distiller's grains prices result in higher profit margins, and therefore represent favorable market conditions.  Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distiller's grains and the price for ethanol and distiller's grains.  For example, ethanol and distiller's grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

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

Lincolnway Energy's average gross corn costs during the three and six months ended March 31, 2009 were, respectively, approximately $3.62 and $3.88 per bushel, compared to, respectively, $4.72 and $4.13 per bushel for the three and six months ended March 31, 2008.

During the quarter ended March 31, 2009, corn prices (based on the Chicago Mercantile Exchange daily futures data) ranged from a low of $3.4475 per bushel  for May 2009  delivery to a high of $4.39 per bushel for May 2009 delivery.  The corn prices (again based on the Chicago Mercantile Exchange daily futures data) during the quarter ended March 31, 2008 ranged from a low of $4.71 per bushel for May 2008 delivery to a high of $6.16 per bushel for May 2008 delivery.

The average price Lincolnway Energy received for its ethanol during the three and six months ended March 31, 2009 was, respectively, $1.58 per gallon and $1.66 per gallon, as compared to, respectively, $2.23 per gallon and $2.06 per gallon during the three and six months ended March 31, 2008.

During the quarter ended March 31, 2009, ethanol prices (based on the Chicago Mercantile Exchange daily futures data) ranged from a low of $1.495 per gallon for May 2009 delivery to a high of $1.75 per gallon for May 2009 delivery.  The ethanol prices (again based on the Chicago Mercantile Exchange daily futures data) during the quarter ended March 31, 2008 ranged from a low of $1.975 per gallon for May 2008 delivery to a high of $2.57 for May 2008 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended March 31, 2009 was $269,025, as opposed to the net loss of $38,737 for the three months ended March 31, 2008.  As another example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the six months ended March 31, 2009 was $3,424,176, as opposed to the net loss of $524,900 for the six months ended March 31, 2008.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three and six months ended March 31, 2009 represented 5%, of Lincolnway Energy's cost of goods sold for those periods.  Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for both the three and six months ended March 31, 2009.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which could expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with Co-Bank, are, however, fixed at rates ranging from 0% to 5% per annum.  The interest rate under the variable portion of the Co-Bank loan agreements is 5/100 of 1% below Co-Bank's prime rate, adjusted .50%, and was at 3.7% per annum as of March 31, 2009.  Lincolnway Energy's outstanding loan amount with Co-Bank as of March 31, 2009 was $17,750,000.   Of that amount, $10,000,000 accrues interest on the variable interest rate described in the preceding sentence.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

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

Except as noted in the following paragraphs, as of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business.  Except as noted in the following paragraph, as of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

Item 3 in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2009 discusses the status of the proceeding regarding the alleged environmental law violations by Lincolnway Energy which the Iowa Environmental Protection Commission referred to the Iowa Attorney General's office for enforcement action on December 4, 2009.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting.

Lincolnway Energy received a letter from the Iowa Attorney General on May 6, 2009 which set forth an analysis of the alleged violations and a settlement demand to Lincolnway Energy.  Lincolnway Energy intends to present its defenses and responses to the Iowa Attorney General.  No timetable has been set as of yet by when Lincolnway Energy will formally respond to the letter.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2009 and filed with the Securities and Exchange Commission on December 24, 2009.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2009 through March 31, 2009.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of January 1, 2009 through March 31, 2009.

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

The annual meeting of the members of Lincolnway Energy was held on February 16, 2009.  The only matters voted upon by the members at the annual meeting were the election of three directors for Lincolnway Energy and the ratification of the appointment of Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2009.

Lincolnway Energy has nine directors, who are divided into three classes based upon the length of their term.  Each director is elected to a three-year term and until his or her successor is elected, and the terms of the directors are staggered so that the term of three of the directors expire each year.

The three directors whose term expired at the annual meeting were William Couser, Rick Vaughan and Terry Wycoff.

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

There were four nominees for the three director positions, and those nominees were William Couser, Rick Vaughan, Terry Wycoff and Bob Finch.  William Couser, Rick Vaughan and Terry Wycoff were elected as directors at the annual meeting, to serve until the annual meeting of the members which will be held in 2012 and until their successors are elected.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes with respect to the four nominees for election as a director at the annual meeting was as follows:

Name	For	Against Or Withheld	Abstentions	Broker Non-Votes

William Couser	18,407	—	—	—
Rick Vaughan	15,660	—	—	—
Terry Wycoff	17,412	—	—	—
Bob Finch	8,681	—	—	—

The directors whose term of office continued after the annual meeting of the members were James Hill, Kurt Olson, Richard Johnson, Brian Conrad, Timothy Fevold and Jeff Taylor.

The only other proposal voted upon by the members at the annual meeting was the ratification of the appointment of McGladrey & Pullen, LLP as Lincolnway Energy's independent auditor for the fiscal year ending September 30, 2009.  The proposal was approved by the necessary vote of the members, and the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, regarding the proposal was as follows:

	Against		Broker
For	or Withheld	Abstentions	Non-Votes

19,770	115	1,214	-

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period covered by this quarterly report which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2009 through March 31, 2009 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

The following individuals were elected by the directors to the offices set forth opposite their name at a meeting of the directors held on February 18, 2009.

Name	Office

Jeff Taylor	Chairman
Brian Conrad	Vice Chairman
Kurt Olson	Secretary
Terry Wycoff	Treasurer

The individuals will hold those offices until the first meeting of the directors which follows the annual meeting of the members which is held in 2010 and until their successors are elected.

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

LINCOLNWAY ENERGY, LLC

May 15, 2009	By:	/s/ Richard Brehm
		Name:	Richard Brehm
		Title:	President and Chief
Executive Officer

May 15, 2009	By:	/s/ Kim Supercynski
		Name:	Kim Supercynski
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2009

Description of Exhibit.			Page

31.	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President	E-1
and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Chief	E-3
Financial Officer

32.	Section 1350 Certifications

	32.1	Section 1350 Certification of President	E-5
and Chief Executive Officer

	32.2	Section 1350 Certification of Chief	E-6
Financial Officer