Form 10-Q
period 2009-06-30
Lincolnway Energy, LLC
filed 2009-08-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2009.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,937,915	$8,711,048
Due from broker	1,986,867	7,926,204
Trade and other accounts receivable (Note 7)	4,583,577	3,625,594
Inventories (Note 4)	3,660,506	3,994,022
Prepaid expenses and other	188,873	83,765
Total current assets	13,357,738	24,340,633

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	6,991,822
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,845,375	74,833,725
Construction in progress	-	11,652
Office furniture and equipment	355,654	346,441
	84,386,202	83,787,945
Accumulated depreciation	(25,005,355)	(18,777,458)
	59,380,847	65,010,487

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $155,533 and $123,354	316,429	348,608
Deposit	151,036	463,994
Investments, at cost	145,975	2,000
	964,440	1,165,602

	$73,703,025	$90,516,722

See Notes to Unaudited  Financial Statements.

	June 30, 2009	September 30, 2008
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$747,866	$2,131,287
Accounts payable, related party (Note 6)	652,671	1,109,612
Current maturities of long-term debt (Note 5)	5,051,303	2,574,363
Accrued expenses	934,557	577,993
Accrued loss on purchase commitments	43,956	1,065,000
Derivative financial instruments (Note 8)	1,312,475	6,665,505
Total current liabilities	8,742,828	14,123,760

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	15,770,138	19,666,442
Other	331,927	331,927
Total noncurrent liabilities	16,102,065	19,998,369

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 10)

MEMBERS’ EQUITY

Member contributions, net of issuance costs, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	9,868,027	17,404,488
	48,858,132	56,394,593

	$73,703,025	$90,516,722

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)

Revenues (Notes 2 and 7)	$23,245,823	$45,605,750

Cost of goods sold	24,603,678	36,471,432

Gross profit (loss)	(1,357,855)	9,134,318

General and administrative expenses	551,814	557,455

Operating income (loss)	(1,909,669)	8,576,863

Other income (expense):
Interest income	8,202	34,451
Interest expense	(263,656)	(325,689)
	(255,454)	(291,238)

Net income (loss)	$(2,165,123)	$8,285,625

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(51.49)	$197.05

Lincolnway Energy, LLC

Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)

Revenues (Notes 2 and 7)	$80,819,529	$106,268,868

Cost of goods sold	86,111,754	92,823,325

Gross profit (loss)	(5,292,225)	13,445,543

General and administrative expenses	1,776,716	1,972,956

Operating income (loss)	(7,068,941)	11,472,587

Other income (expense):
Interest income	31,002	143,186
Interest expense	(827,299)	(1,109,264)
Other income	328,777	-
	(467,520)	(966,078)

Net income (loss)	$(7,536,461)	$10,506,509

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(179.23)	$249.86

Lincolnway Energy, LLC

Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,536,461)	$10,506,509
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,260,678	6,095,622
Loss on disposal of property and equipment	3,599	25,495
Forgiven loan	(100,000)	-
Changes in working capital components:
(Increase) decrease in prepaid expenses and other	(105,108)	59,960
(Increase) in trade and other accounts receivable	(957,983)	(1,250,888)
(Increase) decrease in due from broker	5,939,337	(2,609,639)
Increase (decrease) in derivative financial instruments	(5,353,030)	1,364,365
(Increase) decrease in inventories	333,516	(1,035,790)
Decrease in deposits	312,958	40,759
Increase in investments	(143,975)	-
(Decrease) in accounts payable	(1,383,421)	(369,555)
(Decrease) increase in accounts payable, related party	(456,941)	192,523
(Decrease) in accrued loss on purchase commitments	(1,021,044)	-
Increase (decrease) in accrued expenses	356,564	(130,975)
Net cash provided by (used in) operating activities	(3,851,311)	12,888,386

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(602,458)	(461,407)
Proceeds from redemption of certificate of deposit	-	428,050
Proceeds from sale of equipment	-	1,789
Net cash (used in) investing activities	(602,458)	(31,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	-	(8,409,800)
Payments on long-term borrowings	(1,319,364)	(2,568,413)
Net cash (used in) financing activities	(1,319,364)	(10,978,213)

Net increase (decrease) in cash and cash equivalents	(5,773,133)	1,878,605

CASH AND CASH EQUIVALENTS
Beginning	8,711,048	7,856,908
Ending	$2,937,915	$9,735,513
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest	$817,780	$1,230,592

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	$19,658

See Notes to Unaudited  Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The balance sheet as of September 30, 2008 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2008 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Recent  Accounting Pronouncements  The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159) as of October 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. The Company has not elected the fair value option for any financial assets or liabilities.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ended June 30, 2009.  The adoption did not have any impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ended June 30, 2009.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38-76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

Note 2.	Revenue by product is as follows:

(Excludes hedging activity)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Ethanol	$18,645	$38,720	$64,164	$90,058
Distiller's Grains	4,310	6,796	15,734	18,268
Other	291	461	911	586

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:
	June 30,	September 30,
	2009	2008

Raw materials, including corn, coal, chemicals and supplies	$2,434,428	$1,864,634
Work in process	907,716	959,444
Ethanol and distillers grains	318,362	1,169,944
Total	$3,660,506	$3,994,022

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2009	September 30, 2008

Construction term loan. (A)	$17,750,000	$19,000,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	220,000	242,500

Note payable to Iowa Department of Economic Development. (D)	-	100,000

Note payable to Iowa Department of Transportation. (E)	384,660	431,524

	20,821,441	22,240,805
Less current maturities	(5,051,303)	(2,574,363)
	$15,770,138	$19,666,442

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the agent base rate (rate of interest established by the lender) less .05%.   The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2014, with the final installment due May 2014.   In order to alleviate some of the interest risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 of the $17,750,000 loan outstanding at an interest rate of 6.62%, through July 2011.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.   As of June 30, 2009 the Company has made principal payments of $21,250,000, since inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the agent base rate (rate of interest established by the lender) less .05% for each advance under the agreement.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of June 30, 2009.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $15,650,137 and $53,894,692 for the three months and nine months ended June 30, 2009, respectively.  There were corn purchases of $27,090,309 and $68,016,015 for the three months and nine months ended June 30, 2008, respectively. As of June 30, 2009, the Company has several corn cash contracts with HOIC amounting to 803,296 bushels, for a commitment of approximately $2,741,065 and several basis contracts representing 1,000,000 bushels of corn.  The contracts mature on various dates through September 2009.  The Company also has made some  purchases from HOIC (fuel costs) amounting to $45,590 and $82,333  for the three months and nine months ended June 30, 2009, respectively.  There were miscellaneous purchases of $17,873 and $155,515 for the three months and nine months ended June 30, 2008, respectively. As of June 30, 2009 the amount due to HOIC is $629,110.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and nine months ended June 30, 2009 is $172,351 and $688,753, respectively. Purchases for the three months and nine months ended June 30, 2008 is $262,302 and $596,557, respectively.   As of June 30, 2009 the amount due to Prairie Land Cooperative is $23,562.  As of June 30, 2009, there was a purchase commitment of $39,981.

Note 7.	Commitments and Major Customer

The Company has an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company will pay the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  This agreement shall be effective until terminated by 45 days’ written notice.  The agreement had an initial 12-month term through June 2007. The parties are currently negotiating a new agreement and are still operating under the terms of the existing agreement.   For the three months and nine months ended June 30, 2009 the Company has expensed $111,414 and $385,310, respectively, under this agreement. Marketing expense for the three months and nine months ended June 30, 2008 is $156,946 and $406,736, respectively.   Revenues from this customer were $18,644,860 and $64,164,199 for the three months and nine months ended June 30, 2009, respectively.  For the three months and nine months ended June 30, 2008 revenue from this customer is $38,720,002 and $90,058,385, respectively.   Trade accounts receivable of $3,782,795 was due from the customer as of June 30, 2009.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains with solubles which are by-products of the ethanol plant.   For the three months and nine months ended June 30, 2009, the Company had no marketing fees under this agreement. For the three months and nine months ended June 30, 2008, the Company has expensed marketing fees of none and $2,806, respectively.  Revenues with this customer were none for the three months and nine months ended June 30, 2009. For the three months and nine months ended June 30, 2008 revenues with this customer were none and $172,897, respectively.  There was no trade accounts receivable due from the customer as of June 30, 2009.

The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the three months and nine months ended June 30, 2009, the Company has expensed marketing fees of $68,349 and $260,577, respectively, under this agreement.  The Company has expensed $126,412 and $315,495 for the three months and nine months ended June 30, 2008, respectively.  Revenues with this customer were $4,310,208 and $15,734,592 for the three months and nine months ended June 30, 2009, respectively.  There were $6,795,869 and $18,113,241 in revenues with this customer reported for the three months and nine months ended June 30, 2008.  Trade accounts receivable of $671,050 was due from the customer as of June 30, 2009.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  For the three months and nine months ended June 30, 2009 the Company has purchased $1,102,428 and $4,124,472 respectively, of coal under this contract.  For the three months and nine months ended June 30, 2008  the Company purchased coal totaling $1,397,762 and $4,127,764, respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 270,000 gallons at the national gasoline daily average plus $.205/usg.  The term of the contract is from July 1, 2009 through September 30, 2009. The total future purchase commitment is $444,150.  For the three months and nine months ended June 30, 2009, the Company purchased $168,086 and $753,781 respectively, of denaturant.  For the three months and nine months ended June 30, 2008 is $742,008 and $2,145,177, respectively.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$-	$(576,460)	$10,440	$(2,196,977)
Unrealized	-	205,586	-	(446,453)
Total effect on revenue	$-	$(370,874)	$10,440	$(2,643,430)

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	$(1,520,000)	$3,436,900	$(2,826,438)	$3,592,106
Unrealized	1,390,263	2,729,188	(727,475)	2,049,082
Total effect on cost of goods sold	(129,737)	6,166,088	(3,553,913)	5,641,188

Total increase (decrease) to operating income due to derivative activities	$(129,737)	$5,795,214	$(3,543,473)	$2,997,758

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,312,475	$1,312,475	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2009.

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

The Company received a letter from the Iowa Attorney General on May 6, 2009 which set forth an analysis of the alleged violations and a settlement demand to the Company.    The Company presented its defenses and responses to the Iowa Attorney General on August 12, 2009 and is currently waiting for a response.  No final agreement on the settlement has been made as of the reporting date.

Note 11.	Subsequent Events

Subsequent events have been evaluated through August 13, 2009, the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure.

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

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2009.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  Lincolnway Energy does not, however, anticipate that sales of corn oil will be a material source of revenue for Lincolnway Energy.

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

Executive Summary

Highlights for the nine months ended June 30, 2009, are as follows:

•	Total revenues decreased 24.0%, or $25.4 million, compared to the 2008 comparable period.

•	Total cost of goods sold decreased 7.2%, or $6.7 million, compared to the 2008 comparable period.

•	General and administrative expense decreased 9.0%, or $.2 million, compared to the 2008 comparable period.

•	Interest expense decreased 25.4% or $.3 million, compared to the 2008 comparable period.

•	Net income decreased 171.7%, or $18.0 million, compared to the 2008 comparable period.

•	Ethanol sold was 38.5 million gallons, a decrease of 5.3% or 2.1 million gallons, compared to the 2008 comparable period.

Operations Update

Corn quality over the past quarter has been a challenge for Lincolnway Energy.  Because of weather conditions during the 2008 harvest season Lincolnway Energy has experienced corn deliveries that were excessively high in moisture and even some loads that showed presence of Vomitoxin (toxic mold). Vomitoxin loads were rejected prior to receiving as most distiller’s dried grains customers have implemented very strict limits testing and rejection policies for loads containing any sign of Vomitoxin.  The higher moisture corn created an environment for increased bacterial infections in the fermenters.  To reduce or eliminate infections Lincolnway Energy set up a rigorous bin cleaning schedule and also treated the infected fermenters with antibiotics.  By following these procedures Lincolnway Energy was able to keep fermented ethanol levels at near normal levels and not experience lower ethanol yields.  Lincolnway Energy would anticipate that once the new crop corn becomes available many of the infection problems will be eliminated.

During May of 2009 the Lincolnway Energy plant was shut down for routine repairs and cleaning.  Once the plant was shut down a thorough inspection revealed that the combustion chamber of the boiler required extensive repair work to the cement refractory surface inside the combuster.  Because the combuster repair work required the Lincolnway Energy plant to be shut down for longer than planned, maintenance was able to complete additional unplanned repairs.

Lincolnway Energy successfully implemented changes to its water treatment equipment this past quarter.  These equipment changes, plus changing some of the water treatment procedures showed that Lincolnway Energy is improving upon the discharge and usage of water since the plant began operations.  In the upcoming months Lincolnway Energy will continue to focus on low cost improvements that will help lower cost and improve plant efficiency.  Lincolnway Energy is presently working with key vendors to help reduce both usage and cost during these times of reduced profits.  Lincolnway Energy will continue to implement cost saving changes as quickly as possible once a fit is discovered and tested.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and nine months ended June 30, 2009 and 2008 ( dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2009		2008		2009		2008

Revenue	$23,246	100.0%	$45,605	100.0%	$80,820	100.0%	$106,269	100.0%
Cost of goods sold	24,604	105.8%	36,471	80.0%	86,112	106.5%	92,823	87.3%
Gross profit (loss)	(1,358)	-5.8%	9,134	20.0%	(5,292)	-6.5%	13,446	12.7%
General and administrative expenses	552	2.4%	557	1.2%	1,777	2.2%	1,973	1.9%
Operating income (loss)	(1,910)	-8.2%	8,577	18.8%	(7,069)	-8.7%	11,473	10.8%
Other (expense)	(255)	-1.1%	(291)	-0.6%	(467)	-0.6%	(966)	-0.9%
Net income (loss)	$(2,165)	-9.3%	$8,286	18.2%	$(7,536)	-9.3%	$10,507	9.9%

The following table shows other key data for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	(Unaudited)		(Unaudited)
Operating Data:	2009	2008	2009	2008

Ethanol sold (gallons in thousands)	11,141	15,695	38,531	40,674
Average gross price of ethanol sold
(dollars per gallon)	$1.68	$2.50	$1.67	$2.21
Dry distillers grain sold (tons)	25,772	31,829	94,177	96,610
Average dry distillers grain sales price per ton	$159.78	$201.69	$159.91	$177.15
Average corn cost per bushel	$3.79	$5.61	$3.85	$4.62

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Revenues.  Revenues decreased by $22.4 million, or 49.1%, to $23.2 million for the three months ended June 30, 2009, from $45.6 million for the three months ended June 30, 2008.  The decrease in revenue was the result of a 32.8% decrease in average gross ethanol price, a 29.0% decrease in gallons of ethanol sold and a 20.8% decrease in average dried distillers grain gross price, compared to the three months ended June 30, 2008.

Sales from ethanol decreased $20.1 million, or 51.9%, to $18.6 million for the three months ended June 30, 2009, from $38.7 million for the three months ended June 30, 2008.  The average price of ethanol sold was $1.68 per gallon for the three months ended June 30, 2009 compared to $2.50 per gallon for the three months ended June 30, 2008.  Ethanol sales decreased 4.6 million gallons, or 29.0%, for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.  The decrease in ethanol sales for the period is due to a maintenance shutdown that lasted longer than expected, in May 2009 and also there was an increase in sales volume for the three months ended June 30, 2008 due to March 2008 product being shipped on a unit train in early April 2008.

Sales from co-products decreased by $2.7 million, or 36.6%, to $4.6 million for the three months ended June 30, 2009, from $7.3 million for the three months ended June 30, 2008.  The average price of dried distillers grain sold was $159.78 per ton for the three months ended June 30, 2009, compared to $201.69 for the corresponding period in 2008.  Dried distillers grain sales decreased by 6,057 tons, or 19.0%, for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. The decrease in sales is due to an increased amount of oil extraction from the distillers grain that Lincolnway Energy is selling as a co-product and a reduction in sales due to the maintenance shutdown in May, 2009. Wet distillers grain sales decreased by 4,203 tons, or 54.6%, for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.  Lincolnway Energy had sales for excess syrup of $15,415 and corn oil of $275,342 during the three months ended June 30, 2009.  Sales for these co-products for the three months ended June 30, 2008, were $19,779 and $440,975, respectively.

There were no gains or losses on ethanol derivative instruments for the three months ended June 30, 2009, compared to a $370,874 loss for the three months ended June 30, 2008.  As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.

Cost of goods sold.  Cost of goods sold decreased by $11.9 million, or 32.5%, to $24.6 million for the three months ended June 30, 2009, from $36.5 million for the three months ended June 30, 2008.  The decrease was due to lower corn, denaturant, coal, repairs and maintenance costs and a reduction in gallons sold in the 2009 period compared to the same period in 2008.   Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, which include hedging gains and losses, decreased $8.8 million, or 35.9%, to $15.6 million for the three months ended June 30, 2009, from $24.4 million for the three months ended June 30, 2008.  Corn costs represented 64% of Lincolnway Energy's cost of goods sold for the three months ended June 30, 2009 compared to 67% for the three months ended June 30, 2008.

The decrease in corn costs is primarily driven by a decrease in gallons sold and a decrease cash corn prices compared to the prior period, offset by a derivative marked to market loss of $129,737 in the three months ended June 30, 2009 compared to a $6.2 million gain in the same period in 2008.  Lincolnway Energy's derivative contracts are mark to market each quarter, which can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged. Corn costs for the quarter have decreased significantly compared to the comparable period in 2008.  The average corn price per bushel was $3.79 for the three months ended June 30, 2009 compared to $5.61 per bushel for the three months ended June 30, 2008.

Coal costs decreased $.3 million, or 21%, to $1.1 million for the three months ended June 30, 2009, from $1.4 for the three months ended June 30, 2008.  The decrease is due to a decrease in average coal costs of 9% and a decrease in coal usage of 16% due to a decrease in ethanol production in 2009 compared to 2008. The average coal cost has decreased due to a decrease in transportation costs.

Denaturant costs (fuel additive to 200 proof alcohol to make ethanol) decreased $.5 million, or 71%, to $.2 million for the three months ended June 30, 2009, from $.7 million for the three months ended June 30, 2008.  The decrease is due to a decrease in the average denaturant cost per gallon of 50% and decrease in usage of gallons of 27%.

Ethanol freight costs decreased $.7 million, or 30.4%, to $1.6 million for the three months ended June 30, 2009, from $2.3 million for the three months ended June 30, 2008.  The decrease is due to a 6% decrease in the average freight rate per gallon and also a reduction in volume of ethanol shipped during the 2009 period.

Other income and (expense).  Interest expense decreased $62,033, or 19%, to $263,656 for the three months ended June 30, 2009, from $325,689 for the three months ended June 30, 2008.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank decreased to 3.70% as of June 30, 2009 from 4.95% as of June 30, 2008.  Lincolnway Energy has also reduced long term debt by $2.7 million since June 30, 2008.

Results of Operations for the Nine Months Ended June 30, 2009 as Compared to the Nine Months Ended June 30, 2008

Revenues.  Revenues decreased by $25.5 million, or 23.9%, to $80.8 million for the nine months ended June 30, 2009, from $106.3 million for the nine months ended June 30, 2008.  The decrease in revenue was the result of a decrease in ethanol volume sold as well as a decrease in gross ethanol price and a decrease in average dried distillers grain gross price, compared to the nine months ended June 30, 2008.

Sales from ethanol decreased $25.9 million, or 28.7%, to $64.2 million for the nine months ended June 30, 2009, from $90.1 million for the nine months ended June 30, 2008.  The average price of ethanol sold was $1.67 per gallon for the nine months ended June 30, 2009 compared to $2.21 per gallon for the nine months ended June 30, 2008.  Ethanol sales decreased 2.1 million gallons, or 5.3%, for the nine months ended June 30, 2009 when compared to the nine months ended June 30, 2008.  The decrease in ethanol sales for the period is primarily due to a maintenance shutdown that lasted longer than expected, in May 2009.

Sales from co-products decreased by $2.3 million, or 12.2%, to $16.6 million for the nine months ended June 30, 2009, from $18.9 million for the nine months ended June 30, 2008.  The average price of dried distillers grain sold was $159.91 per ton for the nine months ended June 30, 2009, compared to $177.15 for the prior comparable period.  Wet distillers grain sales decreased by 12,514 tons, or 50.2%, for the nine months ended June 30, 2009 when compared to the nine months ended June 30, 2008.  Lincolnway Energy had sales for excess syrup of $37,969 and corn oil of $821,710 during the nine months ended June 30, 2009.  Sales for these co-products for the nine months ended June 30, 2008, were $47,799 and $538,114, respectively.

Revenues included a combined unrealized and realized gain of $10,440 related to ethanol derivative instruments for the nine months ended June 30, 2009, compared to a $2.6 million loss for the nine months ended June 30, 2008.    As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.

Cost of goods sold.  Cost of goods sold decreased by $6.7 million, or 7.2%, to $86.1 million for the nine months ended June 30 2009, from $92.8 million for the nine months ended June 30, 2008.  The decrease was primarily due to lower corn, denaturant and repairs and maintenance cost in the 2009 period compared to the 2008 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, which include hedging gains and losses, decreased $5.5 million, or 8.9%, to $56.6 million for the nine months ended June 30, 2009, from $62.1 million for the nine months ended June 30, 2008.  Corn costs represented 66% of Lincolnway Energy's cost of goods sold for the nine months ended June 30, 2009 compared to 67% for the nine months ended June 30, 2008.

The decrease in corn costs is driven by a decrease in the cash corn prices and a decrease in the gallons sold during the nine months ended June 30, 2009 when compared to the same period in 2008.  The corn costs for the nine months ended June 30, 2009 include a marked to market loss of $3.6 million for derivatives relating to future deliveries of corn, compared to a $5.6 million marked to market gain in the same period in 2008.  Corn costs for the nine months ended June 30, 2009 have decreased modestly compared to the comparable period in 2008.  The average corn price per bushel was $3.85 for the nine months ended June 30, 2009 compared to $4.62 per bushel for the nine months ended June 30, 2008.

Denaturant costs (fuel additive to 200 proof alcohol to make ethanol) decreased $1.1 million, or 52%, to $1.0 million for the nine months ended June 30, 2009, from $2.1 million for the nine months ended June 30, 2008.  The decrease is due to a decrease in the average denaturant cost per gallon of 23.4% and decrease in usage of gallons of 24%.

Ethanol freight costs decreased $.5 million, or 8.0%, to $5.6 million for the nine months ended June 30, 2009, from $6.1 million for the nine months ended June 30, 2008.  The decrease is due to a 3% decrease in the average freight rate per gallon and also a reduction in volume of ethanol shipped during the 2009 period.

General and administrative expenses.  General and administrative expenses decreased $.2 million to $1.8 million for the nine months ended June 30, 2009, from $2.0 million for the nine months ended June 30, 2008.  The decrease is primarily due to lower cost for professional fees for the 2009 period compared to the 2008 period.

Other income and (expense).  Interest expense decreased $.3 million to $.8 million for the nine months ended June 30, 2009, from $1.1 million for the nine months ended June 30, 2008.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank decreased to 3.7% as of June 30, 2009 from 4.95% as of June 30, 2008.  Lincolnway Energy has also reduced long term debt by $2.7 million since June 30, 2008.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

The 2nd calendar quarter of 2009 saw a wide range of corn values trade.  Early in the quarter we saw mainly higher corn prices due to robust export sales occurring and stabilization of the corn ethanol demand base. However, in June, the market declined over $1.00 per bushel as the newly planted crop became established.  This is often the case for 2nd calendar quarter corn values.  The market tends to increase due to potentially adverse weather or planting conditions.  This increase in price is quickly taken out when the probability of a crop disaster becomes greatly reduced. July delivered corn increased .80 cents per bushel through April and May before making the quarter top on June 2, 2009 at $4.50.  A rapid liquidation of positions in June broke the corn market down to a quarterly low of $3.40 on June 30, 2009.  The final price decrease was due to the USDA’s release of its planted acreage survey which suggested 87 million acres of corn had been planted nationwide, about 2 million more acres than the market had been expecting.

Although some weather risk does remain for the 3rd calendar quarter it becomes much less prevalent at the end of July.  The USDA does have plans to do an unprecedented re-survey of corn acres this year, which represents a significant risk if they would find a large departure from the 87 million acre estimate issued on June 30, 2009.  The yield of the current crop remains unknown and could present a risk if early yield indications come in lower than expected.  However, growing conditions remain favorable and most experts conclude that the yield potential is growing, possibly to a record this year.  This could present significant downside risk to corn prices.

Corn supplies are projected to be adequate for the current usage projections with 1.8-2.2 billion bushels of excess supply for the 2009-2010 crop cycle.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase of physical delivery contracts from suppliers.  Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price changes that could affect final crush margins.  Lincolnway Energy believes that option strategies currently offer the greatest flexibility for Lincolnway Energy’s purposes.

Ethanol

Ethanol prices correlated strongly with corn prices during the 2nd calendar quarter of 2009, rising to a June 4, 2009 high of $1.79.  As the corn price declined substantially in June so did the ethanol price, reaching a 2nd calendar quarter low of $1.60 on June 30, 2009.  Supply of ethanol continues to be sufficient to cover the demand base generated by the current E10 and E85 markets.  A recent push to enact an E15 fuel standard for all automobiles would serve to greatly increase the potential demand base available for ethanol currently, and certainly represents an upward price risk.  Currently only 79-85% of the available ethanol production capacity is being utilized in order to meet the current demand.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The values of corn and ethanol, although still strongly correlated in the 2nd calendar quarter of 2009, saw a situation in which ethanol was rising more aggressively than was the corn price, resulting in a larger or more profitable crush margin.  The main reason for the improvement in crush margin is that the industry adjusted rapidly in response to the very poor crush margins of the prior nine month cycle.  Of the 15-20% of the production that was shut down or idled, it was found that 80% of that production was in a “cold idle” situation, meaning that it would take 30-60 days to get it back online to meet any increasing demand.  The overcompensation of late 2008 and early 2009 by ethanol producers resulted in a short-term difficulty in meeting demand expectations.  As such nearby or spot crush premiums improved.  Crush margins on the later-dated or back of the forward curve remain depressed as the market fully anticipates those cold-idled plants to begin production.  The ethanol industry will compensate for the current shortage of supply.  If the industry overcompensates once again, by bringing too much supply back online, it could present a major downside risk to the crush margin.  Other major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Mercantile Exchange

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2009	2008
Net cash provided by (used in) operating activities	$(3,851)	$12,888
Net cash (used in) investing activities	(602)	(32)
Net cash (used in) financing activities	(1,319)	(10,978)
Net increase (decrease) in cash and cash equivalents	(5,772)	1,878

	As of June 30	As of June 30
Additional Data:	2009	2008	Financial Covenants
Cash and cash equivalents	$2,938	$9,736
Working capital plus available line of credit	$14,615	$15,828	$5,000
Long term debt	$15,770	$20,947
Net worth	$48,858	$62,066	$42,000

For the nine months ended June 30, 2009, net cash used by operating activities increased by $16.7 million, when compared to cash provided by operating activities for the nine months ended June 30, 2008. The increase in cash used by operating activities is primarily due to a decrease in net income for the nine months ended June 30, 2009 of $18.0 million, due to the market conditions the ethanol industry experienced in the fiscal year of 2009. Lincolnway Energy also had a decrease in accounts payable of $1.0 million for the nine months ended June 30, 2009. These decreases were offset by a $1.4 million reduction in inventories for the nine months ended June 30, 2009 compared to the prior period.  The remainder increases to cash were due to and increase in accrued expenses and an increase in hedging accounts.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used by investing activities increased by $.6 million for the nine months ended June 30, 2009 when compared to cash used in investing activities for the nine months ended June 30, 2008.  The increase is due to a property purchased for future rail expansion, offset by the proceeds received from redemption of a certificate of deposit.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities decreased by $10.0 million for the nine months ended June 30, 2009 when compared to cash used in investing activities for the nine months ended June 30, 2008.  The decrease is due to a decrease in member distribution payments and a decrease in payments on long-term borrowings for the nine months ended June 30, 2009.

If market conditions do not improve, Lincolnway Energy could expect to see net losses for the fourth quarter of fiscal year 2009 and possibly future quarters.  Lincolnway Energy still has significant depreciation and amortization expense; approximately $8.3 million budgeted for fiscal year 2009, which does not require cash expenditures. Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  After Lincolnway Energy’s prepayment of $1,250,000 in November 2008, Lincolnway Energy’s next term loan payment is not due until September 2009, and Lincolnway Energy does not plan on making any significant capital expenditures for fiscal year 2009.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy has access to its $10.0 million line of credit.  As of July 2009, Lincolnway Energy is in compliance with all bank covenants related to bank financing.  If Lincolnway Energy continues to see net losses for the remainder of the fiscal year, they could be out of compliance with the debt service coverage ratio, which is a ratio that is calculated at the end of the fiscal year.  Lincolnway Energy has notified the lender of this potential non-compliance covenant.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the June 30, 2009 balance sheet at their fair market value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn costs during the three and nine months ended June 30, 2009 were, respectively, approximately $3.79 and $3.85 per bushel, compared to, respectively, $5.61 and $4.62 per bushel for the three and nine months ended June 30, 2008.

During the quarter ended June 30, 2009, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.40 per bushel  for July 2009 delivery to a high of $4.50 per bushel for July 2009 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2008 ranged from a low of $5.73 per bushel for July 2008 delivery to a high of $7.625 per bushel for July 2008 delivery.

The average price Lincolnway Energy received for its ethanol during the three and nine months ended June 30, 2009 was, respectively, $1.68 per gallon and $1.67 per gallon, as compared to, respectively, $2.50 per gallon and $2.21 per gallon during the three and nine months ended June 30, 2008.

During the quarter ended June 30, 2009, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.54 per gallon for July 2009 delivery to a high of $1.791 per gallon for July 2009 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2008 ranged from a low of $2.25 per gallon for May 2008 delivery to a high of $2.955 for May 2008 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized and unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended June 30, 2009 was $129,737, as opposed to the net gain of $6,166,088 for the three months ended June 30, 2008.  As another example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2009 was $3,553,913, as opposed to the net gain of $5,641,188 for the nine months ended June 30, 2008.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for both the three and nine months ended June 30, 2009 represented approximately 5% of Lincolnway Energy's cost of goods sold for those periods.  Coal costs represented approximately 5% of Lincolnway Energy's cost of goods sold for both the three and nine months ended June 30, 2008.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which could expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with Co-Bank, are, however, fixed at rates ranging from 0% to 5% per annum.  The interest rate under the variable portion of the Co-Bank loan agreements is 5/100 of 1% below Co-Bank's agent base rate, adjusted .50%, and was at 3.7% per annum as of June 30, 2009.  Lincolnway Energy's outstanding loan amount with Co-Bank as of June 30, 2009 was $17,750,000.   Of that amount, $10,000,000 accrues interest on the variable interest rate described in the preceding sentence.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

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

Item 3 in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2008 discusses the status of the proceeding regarding the alleged environmental law violations by Lincolnway Energy which the Iowa Environmental Protection Commission referred to the Iowa Attorney General's office for enforcement action on December 4, 2008.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit and concern air permitting, emissions limit exceedences, stack testing, monitoring and reporting.

Lincolnway Energy received a letter from the Iowa Attorney General on May 6, 2009 which sets forth an analysis of the alleged violations and a settlement demand to Lincolnway Energy.  Lincolnway Energy presented its defenses and responses to the Iowa Attorney General on August 12, 2009 and is currently waiting for a response.  No final agreement on the settlement has been made as of the reporting date.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2008 and filed with the Securities and Exchange Commission on December 24, 2008.  Lincolnway Energy and the ethanol industry in general continue to face generally unfavorable market conditions.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2009 through June 30, 2009.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of April 1, 2009 through June 30, 2009.

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

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of April 1, 2009 through June 30, 2009.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2009 through June 30, 2009 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2009 through June 30, 2009 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
*10.1	Design/Build Contract Between Lincolnway Energy, LLC and Fagen, Inc.		10		10.1	1/27/06
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06

10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation	10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agreement	10		10.6	1/27/06
10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.	10-K	9/30/08	10.6.1	12/24/08
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC	10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.	10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	10-K	9/30/07	10.9.1	12/21/07

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-3
32.1	Section 1350 Certification of President and Chief Executive Officer	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 13, 2009	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

August 13, 2009	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2009