Form 10-K
period 2009-09-30
Lincolnway Energy, LLC
filed 2009-12-22
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                               Yes    ☐      No        ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                               Yes    ☐      No        ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                               Yes    ☑     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                               Yes    ☐      No          ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                               ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                               Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $48,265,270 as of March 31, 2009. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,213 book value per-unit as of March 31, 2009.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2009 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2010 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2009

INDEX

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still relatively new and developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain credit, market and other economic circumstances in existence at the time of the preparation of this annual report, both generally and with respect to the ethanol industry in particular.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

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

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year at the plant.

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

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2009 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

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

All of Lincolnway Energy's ethanol production was sold to Renewable Products Marketing Group, Inc. (RPMG, Inc.) until September 30, 2009, when Lincolnway Energy entered into an ethanol marketing agreement with Green Plains Trade Group LLC, as is discussed below.  Under the agreement with RPMG, Inc., Lincolnway Energy's ethanol was pooled with the ethanol of other ethanol producers whose ethanol is marketed by RPMG, Inc.  Lincolnway Energy paid RPMG, Inc. a pooling fee of $.01 per gallon of ethanol, and RPMG, Inc. paid Lincolnway Energy a netback price per gallon that was based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  The averages were calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant.  The agreement was terminated effective as of October 1, 2009 by mutual agreement of Lincolnway Energy and RPMG, Inc., but any outstanding purchase orders between Lincolnway Energy and RPMG, Inc. under the agreement were finalized and closed out pursuant to the agreement.

Lincolnway Energy entered into an ethanol marketing agreement with Green Plains Trade Group LLC effective as of September 25, 2009.  Under the agreement, Green Plains Trade Group LLC has the exclusive right to market all of the ethanol which is produced by Lincolnway Energy, except that the agreement permits Lincolnway Energy to close out any outstanding purchase orders under Lincolnway Energy's agreement with RPMG, Inc. and that Lincolnway Energy may market some of its ethanol in certain limited circumstances, such as ethanol which is the subject of any purchase order which was submitted by Green Plains Trade Group LLC but was rejected by Lincolnway Energy.  Lincolnway Energy may reject any purchase orders submitted by Green Plains Trade Group LLC, at Lincolnway Energy's sole discretion.  The purchase price payable to Lincolnway Energy under the agreement is Green Plains Trade Group LLC's contract selling price for the ethanol in question, less various costs and a fee to Green Plains Trade Group LLC, but the agreement includes a minimum purchase price.  Lincolnway Energy is dependent upon its agreement with Green Plains Trade Group LLC for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Green Plains Trade Group LLC or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of ethanol are refiners, blenders or wholesale marketers of gasoline.  Lincolnway Energy anticipates that its ethanol production will be sold in all regional markets given the availability of rail service at Lincolnway Energy's ethanol plant and local markets that will be shipped by truck, but Green Plains Trade Group LLC controls the marketing of all of Lincolnway Energy's ethanol output.

Lincolnway Energy’s primary means of shipping and distributing ethanol will be by rail and truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2009, however, by approximately 4.9%, with 52,465,534 gallons of ethanol produced during that period, and with an average monthly production of 4,372,128 gallons.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate during the fiscal year ending September 30, 2010, and that Lincolnway Energy will process approximately 19,800,000 bushels of corn into approximately 55,000,000 gallons of ethanol during the fiscal year ending September 30, 2010.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2007, September 30, 2008 and September 30, 2009 accounted for approximately 87%, 83% and 80%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2010 will account for approximately 81% of Lincolnway Energy's total revenues for that fiscal year.

Distiller's Grains

Lincolnway Energy's other primary product is distiller's grains, which is a byproduct of the ethanol production process.  Distiller's grains are, in general, the solids which are left after the processing and fermentation of corn into ethanol.  Distiller's grains are a high protein feed supplement that are marketed primarily in the swine, dairy and beef industries.  Distiller's grains can also be used in poultry and other livestock feed.

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distiller's grains and dried distiller's grains.  Wet distiller's grain contains approximately 60% moisture, and has a shelf life of only approximately three days.  Wet distiller's grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distiller's grain is wet distiller's grain that has been dried to 10% to 12% moisture.  Dried distiller's grain has an extended shelf life and may be sold and shipped to any market.

Lincolnway Energy's output of distiller's grains is sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement that became effective on October 1, 2007.  Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grains or a per-ton fee of $1.30 for the dried distiller's grains.  The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains or a per-ton fee of $1.00 for the wet distiller's grains.  The Distiller's Grains Marketing Agreement can be terminated by Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice.  Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Hawkeye Gold or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy produced 146,050 tons of distiller's grains during the fiscal year ended September 30, 2009, or approximately 12,171 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 12% wet distiller's grains and 88% dried distiller's grains.

Lincolnway Energy anticipates processing approximately 154,000 tons of distiller's grains during the fiscal year ending September 30, 2010.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2007, September 30, 2008 and September 30, 2009 accounted for approximately 13%, 17% and 19%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2010 will account for approximately 18% of Lincolnway Energy's total revenues for that fiscal year.

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

Lincolnway Energy anticipates that its means of shipping and distributing corn oil will be by truck.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell most of the corn oil in the biodiesel industry, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a principal or material product of Lincolnway Energy because Lincolnway Energy’s corn oil sales were approximately $1,200,000 for fiscal year ending September 30, 2009, which is approximately only 1% of Lincolnway Energy's total revenues for the fiscal year ended September 30, 2009.

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

Lincolnway Energy purchased approximately 18,800,000 bushels of corn for $69,260,000 from Heart of Iowa Cooperative during the fiscal year ended September 30, 2009.

Corn is delivered to Lincolnway Energy's ethanol plant by truck.  Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Coal

Lincolnway Energy's ethanol plant is a coal fired plant.  Lincolnway Energy's ethanol plant will utilize approximately 300 tons of coal per day, assuming production at a capacity of 55,000,000 gallons of ethanol per year.

Lincolnway Energy purchased approximately 95,000 tons of coal for $5.6 million. during the fiscal year ended September 30, 2009.

Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer.  The agreement allows Lincolnway Energy to purchase up to 220,000 tons of coal per year at a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement.  The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors.  For example, the transportation price is subject to quarterly adjustment, upward or downward (but never below the initial transportation price stated in the agreement), by 100% of the quarterly percentage change in the All Inclusive Index—Less Fuel, and to a monthly adjustment, upward but not downward, through the addition of a fuel surcharge determined by the amount by which the average Retail On-Highway Diesel Fuel Price of the U.S. exceeds a specified amount per gallon.  The transportation price will also be increased on the scheduled adjustment dates set out in the agreement.  The coal price adjustments are based upon, in general, any increased costs as a result of any changes in laws, changes in inflation as determined by designated indices, and the quality of the coal.  Lincolnway Energy is required to pay a penalty of $16.00 per ton multiplied by the difference of the minimum requirement and actual quantity purchased, if Lincolnway Energy fails to purchase a minimum of 80,000 tons of coal in any calendar year.  The $16.00 per ton penalty amount is subject to adjustment as provided in the agreement.  Lincolnway Energy's agreement with Williams Bulk Transfer will expire by its terms on January 1, 2013.

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

Lincolnway Energy owns approximately 25 acres of real estate which is to the west of Lincolnway Energy's existing real estate and which is adjacent to the Union Pacific railroad tracks near Nevada, Iowa.  The real estate was acquired primarily for potential future use in the construction of additional railroad spur tracks.  Lincolnway Energy has a Memorandum of Understanding with the Union Pacific Railroad Company and has worked with a consultant to determine the cost and feasibility of constructing additional railroad spur tracks.  Lincolnway Energy has not, however, made any determination as to whether, and if so, when, Lincolnway Energy will pursue the construction of any additional railroad spur tracks.  The current general economic and ethanol industry circumstances may make construction of any additional railroad spur tracks difficult, at least through 2010.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.  Lincolnway Energy believes there may be consolidations within the ethanol industry through the sale and purchase of ethanol plants during 2010.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any other opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.  For example, as is discussed in Item 7 of this annual report, Lincolnway Energy is considering switching the fuel source for its plant from coal to biomass.  Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol production.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants slowed during 2007, 2008 and 2009, and in particular 2008 and 2009, due to unfavorable credit and market conditions.  According to the Renewable Fuels Association, ethanol production in the U.S. has more than tripled since 2003, with the U.S. ethanol industry having produced a record of approximately 9 billion gallons of ethanol from 170 plants located in 26 states in 2008, as compared to the 2007 U.S. ethanol production of approximately 7.8 billion gallons from 139 plants in 21 states.  The U.S. became the world's largest producer of ethanol in 2006, surpassing Brazil.  World production also reached an all time high of approximately 17.3 billion gallons in 2009, according to the Renewable Fuels Association. The countries producing ethanol include Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various other countries in the European Union and Central America.  Many of those countries have also enacted renewable fuel use requirements.

As of January 2009, the Renewable Fuels Association was estimating that approximately 2 billion gallons of ethanol production capacity would come on line during 2009 from 24 plants that were then under construction or expanding.

The general economic and ethanol industry circumstances have, however, been difficult and adverse over the past two years, with various ethanol plants having been closed or having cut production and some openings or construction or expansions of plants having been cancelled or postponed.  The past projections for the growth of the ethanol industry may, therefore, no longer be accurate.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is probable that there will, however, continue to be at least some growth in the ethanol industry, both domestically and internationally, over the longer term.

Lincolnway Energy's competitors in the U.S. include not only regional farmer-owned entities, but also the major oil companies and other large companies such as Archer Daniels Midland, Cargill, Inc., Valero, Hawkeye Renewables, Poet, Green Plains Renewable Energy and Abengoa Bioenergy Corp.

The competition in the ethanol industry has increased during the past two years, with declining ethanol prices, excess supplies of ethanol and, until recently, rising corn costs.

The ethanol industry will also continue to face increasing competition from international suppliers of ethanol.  International suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers.  Although there is currently a $.54 per gallon tariff on foreign produced ethanol, ethanol imports equivalent to up to 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.  Foreign suppliers of ethanol may significantly increase their imports into the U.S.  Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon.  Some of the larger competitors in the ethanol industry may construct or establish ethanol plants in Central America or the Caribbean.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors.  For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy.  Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2010, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy.  A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products.  For example, ethanol can be produced from corn stover, corn fiber, wheat straw, barley straw, switchgrass, miscanthus, trees, grasses. woodwastes, vegetative wastes and other wastes.  Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022.  Research will therefore continue regarding cellulosic ethanol, and it is likely that processes will be developed in the near future which will make the production of ethanol from these types of sources economical.  According to the Renewable Fuels Association, there were 22 companies with cellulosic ethanol projects under development or construction or in operation as of September 24, 2009.  Some of those projects are properly categorized as "pilot" or "test:" plants, but others are at a larger production level.  For example, Poet plans to open a 25,000,000 gallon per year cellulosic ethanol plant in Iowa in 2011, with the plant to produce ethanol from corn cobs.  Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds.

It is also possible that one or more of the other sources for producing ethanol may have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn.  For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale.

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

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete at some point.  There will be increased incentives to develop alternatives to petroleum based fuel products given the higher gasoline prices that have occurred in 2008 and 2009 and the continuing security and other concerns with the Middle East and certain other major oil producing nations.

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

Government Oversight and Regulation

Lincolnway Energy's business is subject to substantial governmental oversight and regulation, including relating to the discharge of materials into the air, water and soil; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of Lincolnway Energy's employees.

Lincolnway Energy needs to maintain various permits to be able to maintain and continue its operations.  The permits include water and air permits from the Iowa Department of Natural Resources.

On December 4, 2007, the Iowa Environmental Protection Commission referred alleged environmental law violations by Lincolnway Energy to the Iowa Attorney General's office for enforcement action.  The referred allegations concern wastewater releases relating to construction activities and exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, and air permitting, emissions limit exceedences, stack testing, monitoring and reporting.  Lincolnway Energy anticipates reaching a negotiated settlement of all of the allegations by the first calendar quarter of 2010.

As part of the process of attempting to negotiate a settlement of the allegations regarding emissions limit exceedences and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air quality permit under the 250 ton rules which were adopted in late 2007.  Lincolnway Energy believes that its current levels of emissions would comply with the conditions of that air quality permit.  There is not, however, any assurance that the air quality permit will be issued to Lincolnway Energy or that Lincolnway Energy will be issued a permit which will allow emissions to the full level that would otherwise be permitted under the 250 ton rules.  Lincolnway Energy may also be subject to higher ongoing compliance and operating costs under the new air quality permit.

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

As of December 15, 2009, Lincolnway Energy had 45 employees.

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

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Are Currently Subject To Generally Unfavorable Market, Credit, Profits And Other Circumstances  The United States and virtually all international economies are widely viewed as being in a recession that may continue well into 2010, and perhaps longer.  The United States and nearly all international economic circumstances include a critical and severe lack of available loans and credit to nearly all types of industries, significant unemployment, falling profits or losses in many industries, losses in the stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending and "bailout" programs by governments, and falling business and consumer confidence.

The ethanol industry has been similarly affected.  For example, lenders and the credit markets have been generally unfavorable to the ethanol industry during the last year to two years, and the lack of available credit has caused the proposed construction or expansion of some ethanol plants to be cancelled or indefinitely delayed.  The ethanol industry also experienced decreasing profits over that time period, and many ethanol plants experienced losses over most or some of that time period, and may continue to do so throughout 2010.  It is also possible that more ethanol plants will be forced to seek bankruptcy protection in 2010.  VeraSun Energy Corp. and other ethanol companies have already sought bankruptcy protection, and the assets of some of the ethanol companies have been bought by buyers at a significant discount.  The prices of the publicly traded ethanol companies have declined by anywhere from 85-95% of their past highs, and some have traded below $1.00 at times.  The ethanol industry has also struggled with extremely volatile corn prices, and record high corn prices during parts of 2008 and 2009.  The record high corn prices, coupled with declining ethanol prices, has negatively impacted profits and, as noted, has caused some ethanol companies to declare bankruptcy or to halt construction or expansion projects and/or to delay the opening of recently completed ethanol plants.

There is also uncertainty in the economy arising from the health care debate, continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Pakistan, Afghanistan, Iran and other parts of the Middle East.

Lincolnway Energy is therefore operating in an uncertain and volatile economic and industry environment, and Lincolnway Energy incurred a loss of approximately $6.4 million for the fiscal year ending September 30, 2009.

Lincolnway Energy Has A Limited Operating History.  Lincolnway Energy was organized in May, 2004, and its ethanol plant did not become operational until May 22, 2006.  Lincolnway Energy therefore still has a somewhat limited business, operating and financial history.  Lincolnway Energy is in an expanding and evolving industry where supply and demand and other industry and market factors and occurrences can change materially in a short amount of time.  The ethanol industry is also currently facing many difficult market issues, as noted above.  Lincolnway Energy may therefore not always be able to achieve its purposes or objectives.

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

Lincolnway Energy's Ethanol Plant Has Only Been Operating Since May 22, 2006.  Lincolnway Energy's ethanol plant has only been operating since May 22, 2006. Lincolnway Energy may still discover defects or deficiencies in the ethanol plant.  For example, Lincolnway Energy is currently subject to regulatory proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General regarding alleged water and air emissions violations.  Any defects or deficiencies could cause production and other delays as well as substantial costs and expenses.

Lincolnway Energy Is Subject To Risk Because Its Ethanol Plant Utilizes Coal.  The primary energy source for Lincolnway Energy's ethanol plant is coal.  The use of coal is subject to numerous federal and state regulations, including regarding permissible emissions levels.

As noted in Item 3 of this annual report, Lincolnway Energy is currently subject to proceedings with the Iowa Environmental Protection Commission and the Iowa Attorney General concerning, among other things, air permitting, emission limit exceedences, stack testing, monitoring and reporting.  Lincolnway Energy is hopeful that it will be able to reach a settlement regarding the allegations, but there is no assurance that they will be settled, and Lincolnway Energy cannot definitely predict at this time the result of any settlement or other proceedings that may arise out of the allegations.

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

As global warming and climate change issues become more prevalent and accepted, there will likely be increased governmental and public sentiment for more regulation of the use of coal as a source of energy.  Coal is generally viewed unfavorably in any "carbon footprint" type analysis in any event, but may be viewed even more unfavorably when used by an ethanol plant because some experts and regulatory agencies are taking the position that the ethanol industry in general also performs poorly in any carbon footprint and/or land use type analysis.  One result of those types of analysis will likely be stricter emissions requirements, which could lead to the need for capital expenditures in order to meet those requirements and higher ongoing compliance and operating costs.  Those expenditures and costs could be material, and adversely affect Lincolnway Energy's results of operation and business.

Lincolnway Energy believes there will be increased regulatory requirements for coal at some point in the future.

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

Lincolnway Energy currently obtains all of its coal from one coal supplier.  If the agreement is terminated or if that supplier fails to perform for any reason, Lincolnway Energy might face an interruption in the supply of coal and have to seek an alternate supply source.  Lincolnway Energy does not have any agreement with any alternative suppliers at this time. As with natural gas and other energy sources, coal supplies can be subject to interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production, and an interruption in the supply of coal beyond that period could cause Lincolnway Energy to halt or discontinue the production of ethanol, which would damage Lincolnway Energy's ability to generate revenues.

Lincolnway Energy May Not Be Successful In Converting To Another Fuel Source For Its Plant, And Even If It Is Successful, There Will Be Other Risks Associated With Other Fuel Sources.  As discussed in Item 7 of this annual report, Lincolnway Energy is considering the possibility of changing the energy source for its plant from coal to another source or sources, such as wood waste, agricultural residues  and/or construction and demolition waste.  There is not, however, any assurance that Lincolnway Energy will be successful in converting its plant from coal to another energy source because the conversion involves various material considerations and issues, including regulatory, technological and financial considerations and issues.  You therefore should not assume that Lincolnway Energy will be able to convert its plant to another energy source, or on economical terms.

Even if Lincolnway Energy determines that it is technologically and economically feasible to convert its plant to another energy source, and is able to successfully implement the conversion, Lincolnway Energy will still face regulatory and other risks related to another energy source.  For example, there will still be air permit and emission limits requirements and issues that will need to be met by Lincolnway Energy.  As another example, Lincolnway Energy will need to be able to secure adequate sources of supply of the other energy source at an economical price, and from reputable third parties.  Some of the other possible energy sources, such as woodwastes, may vary in availability from time to time due to various factors, such as the economic circumstances of the industry in question.  For example, the availability of woodwaste from the construction industry will decline when the construction industry is struggling, such as was the case at the time of the preparation of this annual report.  Some of these other risks are not as equally applicable to coal.

Lincolnway Energy may also experience down time at its plant as part of any conversion of the plant from coal to another energy source.

Lincolnway Energy's Business Is Not Diversified Because It Is Limited To The Operation Of A Single Ethanol Plant In The Midwest.  Lincolnway Energy's business is limited to the ownership and operation of a single ethanol plant; although it is possible that Lincolnway Energy may attempt to own and operate other ethanol plants at some point in the future.  The products of the ethanol plant are limited to ethanol, distiller's grains and corn oil, and the ethanol is limited to use as a fuel additive, as opposed to industrial and food and beverage ethanol.  Lincolnway Energy is not, therefore, a diversified business.

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

If Lincolnway Energy Ever Expands Or Attempts To Convert Its Plant To Another Fuel Source, It Will Be Subject To The Risks Inherent In The Development And Construction Process.  If Lincolnway Energy ever determines to expand its existing ethanol plant or to pursue the construction of an additional ethanol plant, or to convert its plant to a fuel source other than coal, Lincolnway Energy will be subject to the numerous material risks and uncertainties inherent in the development and construction process.  For example, it may be difficult to identify a suitable location for another ethanol plant because many favorable locations have already been acquired by other ethanol plants or ethanol plant developers.  Lincolnway Energy also believes that it could be difficult to obtain the necessary financing, at least at this time, given the generally unfavorable debt and equity financing market for the ethanol industry at the time of the preparation of this annual report and the Iowa regulatory proceedings to which Lincolnway Energy was subject at the time of the preparation of this annual report.  Any expansion of Lincolnway Energy's plant or conversion of the plant to another fuel source may also involve some down time for the plant, which would in turn result in decreased ethanol and distiller's grain production.

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

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains and corn oil, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 83% and 80% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2008 and 2009, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends.  For example, Chicago Board of Trade price of ethanol reached $2.09 on October 1, 2008 but fell to $1.47 on July 10, 2009.

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

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol.  Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.  Some ethanol plants have delayed opening or have curtailed production due to the unfavorable market conditions which were in existence over the two year period preceding the date of this annual report.

Even if ethanol prices are generally favorable, Lincolnway Energy still may not be able to sell all of its ethanol, or at favorable prices.

The Increase In Supplies Of Ethanol May Adversely Affect Ethanol And Ethanol Byproduct Prices.  There has been a significant increase in ethanol production since 2000 and in particular over the past two to three years.  Lincolnway Energy anticipates that there will continue to be material increases in ethanol production over the long term, both in the United States and internationally.

The increasing ethanol production will at times lead or contribute to lower ethanol prices and lower prices for distiller's grains due to the increased supplies of those products in general.  The increasing ethanol production may also lead to there being excess ethanol and/or distiller's grains production at some point, which would also lower ethanol and distiller's grains prices.

Excess ethanol production capacity could also result from decreases in demand for ethanol, which could result from a number of factors, such as regulatory developments, reduced gasoline consumption in the United States or advancements in alternatives to gasoline or in other gasoline additives.

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

Continued Growth In The Ethanol Industry Depends On Changes To And Expansion Of Related Infrastructure Which May Not Occur On A Timely Basis, If At All.  Substantial development and/or expansion of infrastructure will be required by persons outside of Lincolnway Energy's control for the ethanol industry to be able to continue to grow.  Some areas potentially requiring development or expansion include:

•	Rail and rail car capacity;
•	Storage facilities for ethanol;
•	Truck fleets capable of transporting ethanol within localized markets;
•	Pipelines for the transportation of ethanol;
•	Refining and blending facilities to handle ethanol;
•	Service stations equipped to handle higher ethanol blends, such as E20, E30 and E85 fuels; and
•	Flexible fuel vehicles which are capable of using fuel with significantly higher ethanol blend than 10%.

Some experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E20, E30 and, in particular, E85.  As noted above, there are various areas that need substantial development and expansion for that to occur, including expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps.  A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive.  Brazil has blender pumps at many of its refueling locations.  There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol.

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

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies.  Lincolnway Energy's results of operations will be substantially dependent on commodity prices, especially prices for corn, coal, ethanol and unleaded gasoline.  The prices of these commodities are volatile and beyond Lincolnway Energy's control.  For example, the price of corn has been extremely volatile during 2008 and parts of 2009.  As a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time.  Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses and which will adversely affect Lincolnway Energy's financial condition.  For example, the higher corn prices and lower ethanol prices that generally prevailed from October, 2008 to June, 2009 led to losses to Lincolnway Energy over that period.  Lincolnway Energy may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, coal or other items or by engaging in hedging and other futures related activities, but those activities also involve substantial risks and may be ineffective to mitigate price fluctuations and may in fact lead to substantial losses.

The Supply And Costs Of The Inputs Required By Lincolnway Energy Can Vary Greatly And Adversely Affect Lincolnway Energy's Profits And Financial Position.  Lincolnway Energy's ethanol plant produces ethanol from corn.  Lincolnway Energy estimates that corn costs will, on the average, make up approximately 69% of Lincolnway Energy's total annual operating costs, but the percentage could be higher dependent on the price of corn from time to time.  Accordingly, rising corn prices will lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets.  Lincolnway Energy generally will be unable to pass along increased corn costs to Lincolnway Energy's customers.  Corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel).  The cash corn price in Lincolnway Energy's local market area was approximately $3.85 per bushel as of November 30, 2009.  The corn price on the Chicago Board of Trade daily futures ranged from a low of $3.06 per bushel to a high of $4.84 per bushel during Lincolnway Energy's fiscal year ended September 30, 2009.

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

If Lincolnway Energy is unable to obtain corn or to obtain corn at favorable prices, Lincolnway Energy could be required to suspend operations until corn became available or at economical terms, as some other ethanol plants did during 2008 and parts of 2009.  Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

The volatility in the corn markets and record high corn prices is one factor that has caused some ethanol companies to incur significant losses and, in some cases, to seek bankruptcy protection.

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol.  The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future.

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as coal, electric and other energy costs.  Lincolnway Energy's ethanol plant utilizes coal as its primary energy source, and Lincolnway Energy estimates that coal costs will, on average, make up approximately 5% of Lincolnway Energy's annual total operating costs.  The prices for and availability of coal are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control.  Significant disruptions in the supply of coal would impair Lincolnway Energy's ability to produce ethanol, and increases in coal prices or changes in Lincolnway Energy's coal costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile.  The agricultural economy and the economy in general, and market prices and futures prices for oil, gasoline, ethanol, distiller's grains, corn oil, corn, coal and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors.  It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

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
•
Illegal or improper activities or scandals by participants in the markets, such as those that have previously occurred in the accounting industry, the stock and mutual fund industry and the insurance industry; and

•
The general emotions and psychology of businesses, consumers and of the market place in general, which at times can be totally unrelated to actual economic or market conditions or other more tangible factors.

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

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy will likely attempt to minimize the effects of the volatility of corn, coal, ethanol, distiller's grains and other prices by entering into forward pricing contracts and taking positions in the futures markets.  The primary intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy, corn, coal or other inputs and the price at which Lincolnway Energy can sell its ethanol, but not all of the positions may be able to be properly categorized as being for hedging purposes.  Any attempt by Lincolnway Energy to use the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors which are beyond the control of anyone.  Some of those factors include those noted above in "Market Prices And Futures Prices For Ethanol And For Corn, Coal And Other Inputs Are Very Difficult To Predict Because They Are Speculative And Volatile."  Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake, and Lincolnway Energy may at times choose not to engage in any such transactions.  As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of corn or coal or decreases in the price of ethanol or unleaded gasoline.

Futures markets will also sometimes be illiquid, and Lincolnway Energy may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner.  The inability to close out an open position in a timely manner may result in substantial losses to Lincolnway Energy.  Lincolnway Energy's potential losses and liabilities for any futures or options positions are not limited to margin amounts or to the amount held in or the value of Lincolnway Energy's trading account, and in the event of a deficiency in Lincolnway Energy's trading account due to a margin call made to the trading account, a loss exceeding the value of the trading account, or otherwise, Lincolnway Energy will be responsible for the full amount of the deficiency.  Given the volatility of futures trading, margin calls can occur frequently and the amount of a margin call can be significant.

Losses from trades in the futures markets, coupled with the volatility in the corn markets and record high corn prices, are factors that have caused some ethanol companies to incur significant losses and, in some cases, to seek bankruptcy protection.

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

For example, as discussed in Item 3 of this annual report, Lincolnway Energy was subject to regulatory proceedings by the Iowa Department of Natural Resources and the Iowa Attorney General at the time of the preparation of this annual report concerning various alleged environmental law violations relating to wastewater releases, exceedences of iron and total suspended solid limits in Lincolnway Energy's NPDES wastewater discharge permit, air permitting, emissions exceedences, stack testing, monitoring and reporting.  Lincolnway Energy hopes to reach a settlement on all of the alleged violations, but Lincolnway Energy cannot definitely predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.

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

Lincolnway Energy believes that increased regulation of plants powered by coal, such as Lincolnway Energy's ethanol plant, is particularly likely.  Lincolnway Energy also foresees the possibility of increased regulation of ethanol plants arising from carbon footprint and land use change type analysis by regulators.  For example, as required by the 2007 energy bill, the U.S. Environmental Protection Agency is establishing a methodology for determining the life cycle greenhouse gas emissions from the production of biofuels, including life cycle greenhouse gas emissions from indirect land use changes arising from the production of ethanol.

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

There Is Continuing, And In Some Cases Growing, Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry based upon claims that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The claims also include environmental type allegations, including that burning ethanol in gasoline causes air pollution and that increased corn acreage and ethanol production could strain water supplies and worsen pollution in rivers and streams.  The criticisms also now include that ethanol production is leading to land use changes, including the clearing of rain forests and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which in turn releases carbon into the atmosphere that has been stored in the soil.  The continuing and growing criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association and through the United Nations.

The criticism of the ethanol industry could lead to reduced governmental supports for the industry and reduced public support and use of ethanol.  The current criticisms are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol.  Lincolnway Energy's plant can only produce ethanol from corn.

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

The actions of certain states, such as California and New York, with respect to ethanol supports and environmental matters have more effect on the ethanol industry than the actions of other states because states like California and New York have higher populations, which results in the use of greater numbers of gallons of ethanol and gas.  Any adverse actions by states such as California and New York could therefore have adverse effects on Lincolnway Energy and the ethanol industry.

As noted above, the biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol production.  Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

The ethanol industry would be particularly negatively affected by any reductions in or loss of the renewable fuels standard mandates and any further reductions in the excise tax credit that is available to blenders and sellers of ethanol.  The credit was previously reduced from $.54 per gallon to $.51 per gallon, and was further reduced to $.45 per gallon on January 1, 2009.

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

Any expansion plans that may be developed by Lincolnway Energy may not be able to be implemented for numerous reasons.  For example, Lincolnway Energy will need to be able to identify, and to acquire on acceptable terms, suitable real estate in an area which already has, or can feasibly and economically develop, the natural gas, electric, water and other physical infrastructure necessary to support the plant and which also has both sufficient supplies of natural gas, electricity, water, corn and other inputs and adequate rail and other transportation access.  Given the number of existing ethanol plants, it is becoming increasingly more difficult to identify suitable locations for an ethanol plant.  As other examples, Lincolnway Energy might not be able to obtain the necessary debt or equity financing or the various lender and governmental approvals and permits that would be necessary in order to construct and operate new or expanded facilities.  Lincolnway Energy believes that the current equity and lending market is adverse to the ethanol industry.  The construction costs could also increase to levels that would make the expansion of Lincolnway Energy's existing plant or the construction of a new facility too expensive or unprofitable to operate.  There currently are a limited number of contractors with significant experience in building ethanol plants in the United States, so it may be difficult to retain a contractor on a timely basis or on acceptable financial or commercial terms.

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

The U.S. ethanol industry may also face increasing competition from international suppliers of ethanol.  International suppliers produce ethanol from corn and other sources, such as sugar cane.  Some international suppliers may have cost structures that are substantially lower than Lincolnway Energy's and other U.S. based ethanol producers.

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

An ethanol plant utilizing corn to produce ethanol will also experience competition from other plants which produce ethanol from other products.   For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass.  Various federal incentives have been enacted to encourage and support the development of cellulosic based ethanol production, and the Energy Independence and Security Act of 2007 provides that 16 billion gallons of the 36 billion gallon renewable fuels mandate for 2022 must come from cellulosic biofuel.  Approximately twenty-two companies were developing cellulosic based ethanol plants as of September 24, 2009.  Cellulosic and other ethanol technologies are viewed by many as the "next generation" ethanol technologies, and Lincolnway Energy anticipates that there will be a trend away from corn based ethanol production over the next several years in newly constructed plants.

Although Lincolnway Energy believes there will continue to be a place for corn based ethanol production within the ethanol industry, it is possible that at some point in the future governmental and public support of the ethanol industry may be focused primarily upon, and provide significant advantages or benefits to, cellulosic and other developing ethanol technologies, which could have adverse effects on Lincolnway Energy and corn based ethanol production in general.  The requirements for the use of cellulosic and other advanced biofuels in the 2007 energy act are evidence of the government's support of, and trending to, those types of biofuels.  The public may also eventually support cellulosic and other advanced biofuels because of the perception that those types of biofuels do not have some of the perceived negative effects of corn based ethanol, such as the food versus fuel debate, given that cellulosic and other advanced biofuels are not made from products otherwise used in the food chain and are in some cases produced from "waste" products.

It is also possible that one or more of the other sources of products for ethanol production may from time to time have greater advantages than corn, which would adversely affect an ethanol plant that produces ethanol solely from corn.  For example, a plant using one of those sources may be able to produce ethanol on a more economical basis or on a more efficient or greater scale.  The increased production of ethanol from any of those sources could also adversely affect the price for ethanol generally.  Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

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

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and will occur at some point, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete.  There will be increased incentives to develop alternatives to petroleum based fuel products given the recent high gasoline prices and uncertainty in the Middle East.  It is also commonly agreed that the dependence of the U.S. on foreign oil places the U.S. in difficult political and economic circumstances, and the federal government will likely assist in the development of alternatives to petroleum based fuel products given the issues that arise from the dependence of the U.S. on foreign oil.

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

There Is No Guarantee Of Any Distributions From Lincolnway Energy.  Lincolnway Energy is not required to make any distributions to its members.  Lincolnway Energy could also be prohibited, or at least severely limited or restricted, from making any distributions under the terms of Lincolnway Energy's credit and loan agreements.  Lincolnway Energy's financial situation may also not allow it to make any distributions to its members in any event.  The payment of distributions will also always be at the discretion of the board of Lincolnway Energy and will depend on, among other things, the board's analysis of Lincolnway Energy's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions regarding the payment of distributions and any other considerations that the board deems relevant.  There is therefore no assurance of regular distributions, or any distributions at all, to Lincolnway Energy's members.

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

Lincolnway Energy also owns approximately 118 acres of real estate which is adjacent to the 160 acre parcel noted above.  Lincolnway Energy purchased this real estate primarily for possible use in the construction of additional railroad spur tracks, but the real estate could also be used as part of any future expansion of Lincolnway Energy's business.  Lincolnway Energy does not, however, have any definite plans for the use of the real estate in Lincolnway Energy's ethanol operations, and the real estate will likely be custom farmed during 2010.

Lincolnway Energy also leases 90 rail cars which are used for transporting distiller's grains.  The lease has a 5 year term which is scheduled to expire on March 25, 2011.

Lincolnway Energy was assigned a lease from RPMG, Lincolnway Energy’s previous ethanol marketer on September 21, 2009 to lease 100 tank rail cars for the purpose of transporting ethanol.  The lease has a scheduled maturity date of September 2016.

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

Lincolnway Energy believes that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission by the first calendar quarter of 2010 on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.  Lincolnway Energy still cannot, however, definitively predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  Lincolnway Energy was therefore unable at the time of the preparation of this annual report to definitively determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy; although, as noted above, based on the negotiations to date, Lincolnway Energy believes it will be able to settle all of the allegations on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.

As part of the process of attempting to negotiate a settlement of the allegations regarding emissions limit exceedences and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air quality permit under the 250 ton rules which were adopted in late 2007.  Lincolnway Energy believes that its current levels of emissions would comply with the conditions of that air quality permit.  There is not, however, any assurance that the air quality permit will be issued to Lincolnway Energy or that Lincolnway Energy will be issued a permit which would allow emissions to the full level that would otherwise be permitted under the 250 ton rules.  Lincolnway Energy may also be subject to higher ongoing compliance and operating costs under the new air quality permit.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of July 1, 2009 through September 30, 2009.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2009, which were held of record by 969 different members.  The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2009.

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

As of the date of this annual report, Lincolnway Energy did not have any equity compensation plans (including any individual equity compensation arrangements) in place for any directors, officers, employees or other persons.

As of the date of this annual report, Lincolnway Energy had no plans to, and had not agreed to register any of its units under any federal or state securities laws.

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

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time.  For example, although a distribution was declared in November of both 2006 and 2007 and in May of both 2007 and 2008, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008 or in May, 2009, given the generally unfavorable economic outlook and the prevailing conditions in the ethanol industry.  Lincolnway Energy also did not declare a distribution to the members in November, 2009.  Although no firm decision has been made, it is possible that no, or perhaps reduced, distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2010.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2009 to September 30, 2009.  As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

Item 6.	Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005 with respect to the statements of operations data, and as of September 30, 2009, 2008, 2007, 2006 and 2005 with respect to the balance sheet data.  The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2009	2008	2007	2006	2005

Revenues	$110,223,531	$147,040,911	$118,783,540	$44,883,457	$-
Cost of goods sold	113,576,938	138,309,541	94,233,456	25,886,144	-
Gross profit(loss)	(3,353,407)	8,731,370	24,550,084	18,997,313	-
General and administrative expense	2,366,638	2,647,368	2,903,436	2,082,597	427,478
Operating income (loss)	(5,720,045)	6,084,002	21,646,648	16,914,716	(427,478)
Interest expense	(860,303)	(1,430,469)	(2,228,179)	(1,281,287)	-
Other income-interest and grant	165,007	181,895	536,897	274,292	625,679
Net income (loss)	$(6,415,341)	$4,835,428	$19,955,366	$15,907,721	$198,201
Weighted average units outstanding	42,049	42,049	42,519	42,293	32,816
Net income (loss) per unit - basic and diluted	$(152.57)	$115.00	$469.33	$376.13	$6.04
Cash distributions per unit	$-	$200.00	$350.00	$-	$-

Balance Sheet Data:	2009	2008	2007	2006	2005
Working Capital	$6,670,560	$10,216,873	$11,845,308	$6,548,336	$4,212,119
Net Property Plant & Equipment	57,293,563	65,010,487	71,617,762	78,170,697	35,125,192
Total Assets	71,092,101	90,516,722	88,820,957	93,027,237	43,084,240
Long-Term Obligations	14,938,584	19,998,369	24,743,372	29,548,706	1,100,000
Members' Equity	49,979,252	56,394,593	59,968,965	55,662,249	38,640,778
Book Value per Member Unit	1,189	1,341	1,426	1,299	919

Lincolnway Energy's ethanol plant became operational during May 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Lincolnway Energy is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Lincolnway Energy has been engaged in the production of ethanol and distillers grains since May 22, 2006, and the plant became fully operational on June 22, 2006.  The ethanol plant produced 52,465,534 gallons of ethanol during the fiscal year ended September 30, 2009.  The nameplate capacity of the plant is 50,000,000 gallons of ethanol per year.  Lincolnway Energy had a planned shut down during the months of November 2008 and May 2009 to complete routine maintenance work.

Lincolnway Energy's revenues for the fiscal year ended September 30, 2009 were derived from the sale of Lincolnway Energy's ethanol to RPMG, Inc. (RPMG), the sale of its distiller's grains to Hawkeye Gold, LLC, and the sale of its corn oil to FEC Solutions, LLC (FECS).

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and RPMG.  Lincolnway Energy's ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG.  Lincolnway Energy paid RPMG a marketing fee of $.01 per gallon, and RPMG paid Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages were calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Lincolnway Energy believes that the ethanol market structure has changed since Lincolnway Energy entered into its ethanol marketing agreement with RPMG, and in particular during the past one to two years.  Lincolnway Energy determined, in light of those changes, that the pool marketing arrangement used by RPMG is no longer an effective arrangement under the current market structure and circumstances. Lincolnway Energy accordingly notified RPMG on August 12, 2009 that the ethanol marketing agreement would be terminated effective September 30, 2009.

Lincolnway Energy also entered into a new ethanol marketing agreement with Green Plains Trade Group LLC (GPTG) on September 25, 2009.  Under the agreement, GPTG has the exclusive right to market all of the ethanol which is produced by Lincolnway Energy, except that the agreement permits Lincolnway Energy to close out any outstanding purchase orders under Lincolnway Energy's agreement with RPMG, Inc. and that Lincolnway Energy may market some of its ethanol in certain limited circumstances, such as ethanol which is the subject of any purchase order which was submitted by GPTG but was rejected by Lincolnway Energy.  Lincolnway Energy may reject any purchase orders submitted by GPTG, in Lincolnway Energy's sole discretion.  GPTG is required to submit purchase orders to Lincolnway Energy on such a periodic basis as is necessary to permit Lincolnway Energy to operate at and maintain the ethanol production schedules which Lincolnway Energy must submit to GPTG.  GPTG must also use commercially reasonable and diligent efforts to obtain the best price for all of Lincolnway Energy's ethanol and commercially reasonable efforts to market all of Lincolnway Energy's ethanol.  GPTG will be responsible for the scheduling of all shipments of the ethanol and have sole responsibility and liability for the collection of all GPTG accounts and any delinquencies in any of GPTG's accounts will not affect GPTG's payment obligations to Lincolnway Energy.  The purchase price payable to Lincolnway Energy will be GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG, but the ethanol marketing agreement includes a minimum purchase price.  The agreement may be terminated during its term for breach, for certain specified actions or types of misconduct, and for the bankruptcy or insolvency of a party.  Lincolnway Energy is dependent upon its agreement with GPTG for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy purchased a corn extraction oil system from FECS, which was put into operation in April, 2008.  The system extracts corn oil from the syrup which is generated in the production of ethanol.  Lincolnway Energy produced corn oil on a trial basis from April, 2008 until approximately September, 2008, and FECS purchased all of the corn oil produced by Lincolnway Energy during that time period.  Lincolnway Energy entered into an agreement with FECS on October 13, 2008 under which FECS purchases all of Lincolnway Energy's output of corn oil for resale by FECS.  Lincolnway Energy pays FECS a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil.  The agreement has an initial term of 36 months, commencing from October 13, 2008, and can renew for successive 36 month terms unless Lincolnway Energy or FECS elects to terminate the agreement at the end of the then current 36 month term.

Plan of Operations for the Next 12 Months

During the next 12 months, Lincolnway Energy plans to focus on five operational areas. The areas Lincolnway Energy plans to concentrate on each hold potential for reducing operating costs, improving the quality of the products Lincolnway Energy produces and the environment in which they exist.

Depending on the year, the cost of corn makes up between sixty and seventy percent of cost of goods sold at Lincolnway Energy. Because corn cost is a major portion of the cost of producing ethanol, it is important that Lincolnway Energy is able to accurately measure corn quality and component quantity. Over the next year Lincolnway Energy plans to evaluate what parameters of corn should be tested prior to receiving and how to best test those parameters quickly and accurately. Lincolnway Energy anticipates that at the conclusion of this work it will be able to begin tracking what quality characteristics have the greatest impact on ethanol production.

Steam is another operational area Lincolnway Energy plans to study during this coming year. Improving steam efficiency and quality benefits Lincolnway Energy environmentally as well as financially. Producing high quality, low moisture steam makes for faster and more efficient heat transfer. Producing high quality steam uses less water than the production of lower quality high moisture steam. Today Lincolnway Energy produces steam that is of modestly high quality and it is recycled many times through numerous plant processes. If Lincolnway Energy can cost effectively raise the quality of its steam, Lincolnway Energy could use that steam in additional processes which can reduce water and energy usage through additional recycling of steam.

Lincolnway Energy also plans to evaluate the effectiveness of the current emissions monitoring system in preparation for possible green house gas emissions regulatory changes. Being able to monitor emissions more effectively could lead to further reductions in emissions which would lead to lower fees. Reductions in emissions can make Lincolnway Energy a better environmental company. By attempting to adjust to possible upcoming regulatory changes, Lincolnway Energy hopes to be better positioned to take advantage of the changes from the beginning. Lincolnway Energy believes that all companies will be faced with higher fees for future emissions based on recent federal legislative proposals.

Lincolnway Energy also intends to study the role biomass might play as a source of fuel for Lincolnway Energy's steam system. Lincolnway Energy recently completed a feasibility study that shows there is sufficient biomass available in central Iowa to supply Lincolnway Energy with its biomass fuel needs, but further study and cost analysis is needed in order to determine if biomass is a viable energy source for Lincolnway Energy. Lincolnway Energy plans to evaluate what biomass supply problems might be encountered if a switch to biomass was made. Another very important aspect of switching to biomass is determining the affect new proposed legislation may have on the cost of using a fossil fuel, such as coal, compared to using biomass. There is a reason there are a limited number of  utilities or large manufacturers using biomass as an energy source today, and Lincolnway Energy needs to determine what changes need to occur in order to make biomass feasible in the future.

Co-product optimization is an area that has recently seen a lot of renewed interest for some of the wrong reasons. Recent concerns have surfaced for corn that may contain high levels of mycotoxins or other diseases of corn.  Lincolnway Energy manufactures three co-products in addition to ethanol, those being distiller's grains, non-edible corn oil and syrup from non-fermented liquids. The product quality of all these products can be affected by the quality of incoming corn and the way the corn is processed. Lincolnway Energy plans to evaluate its processing techniques to assure that they are producing efficiently and cost effectively, while still producing a high quality product.

By focusing on these areas, Lincolnway Energy hopes to add value to its products and decrease operating costs, while striving to conserve the environment through decreased use of natural resources.

Air and Water Permit Compliance

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

Lincolnway Energy believes that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission by the first calendar quarter of 2010 on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.  Lincolnway Energy still cannot, however, definitively predict at this time the outcome of any settlement or other proceedings that might still arise out of the allegations.  Lincolnway Energy was therefore unable at the time of the preparation of this annual report to definitively determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy; although, as noted above, based on the negotiations to date, Lincolnway Energy believes that it will reach a settlement of all of the allegations on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.

Air Quality Permit Application

Lincolnway Energy submitted an application for a 250 ton per year air quality permit to the Iowa Department of Natural Resources (IDNR) on August 28, 2008. The IDNR is currently in the process of reviewing the application. The review process is very thorough and often times can take in excess of a year.

Lincolnway Energy believes that its current levels of emissions will comply with the conditions that need to be met in order to obtain the new permit.  There is not, however, any assurance that the air quality permit will be issued to Lincolnway Energy or that Lincolnway Energy will be issued a permit which would allow emissions to the full level that would otherwise be permitted under the 250 ton rules.  Lincolnway Energy is hopeful, however, that the new permit will be issued if the allegations with the Iowa Attorney General's office are settled as is currently contemplated.  If the new permit is issued, Lincolnway Energy may be subject to higher ongoing compliance and operating costs under the new air quality permit.

Comparison of Fiscal Years Ended September 30, 2009 and 2008

Statements of Operations Data:	2009		2008
	Amount	%	Amount	%
Revenues	$110,223,531	100.0	$147,040,911	100.0
Cost of goods sold	113,576,938	103.0	138,309,541	94.1
Gross profit(loss)	(3,353,407)	(3.0)	8,731,370	5.9
General and administrative expense	2,366,638	2.1	2,647,368	1.8
Operating income(loss)	(5,720,045)	(5.1)	6,084,002	4.1
Interest expense	(860,303)	(0.8)	(1,430,469)	(0.9)
Other income-interest and grant	165,007	0.1	181,895	0.1
Net income(loss)	$(6,415,341)	(5.8)	$4,835,428	3.3

Revenues from operations for the fiscal year ended September 30, 2009 were approximately $110.0 million, consisting of $88.2 million of ethanol sales (80%), $20.7 million in distiller's grains sales (19%) and $1.2 million of corn oil sales (1%).  Revenues decreased in fiscal year 2009 by approximately 25%, when compared to the fiscal year 2008. Lincolnway Energy sold approximately 52.8 million gallons of ethanol at an average gross price of $1.67 per gallon, 128,771 tons of dried distillers grains at an average gross price of $155.00 per ton, and 17,279 tons of wet distillers grains at an average gross price of $47.00 per ton during the fiscal year ended September 30, 2009.  Lincolnway Energy also sold approximately 3,139 tons of corn oil at an average gross price of $387.00 per ton during the 2009 fiscal year.  The decrease in revenues for the fiscal year ended September 30, 2009 resulted from a 2.8% decrease in sales volume and a 26% decrease in price for ethanol, and a 2% decrease in the sales volume and a 15.3% decrease in sales price for  dried distiller's grains, all as compared to the previous fiscal year. The decrease in sales volume is due to a maintenance shutdown that lasted longer than expected, in May 2009.  When the plant was shut down in May 2009, a thorough inspection revealed that the combustion chamber of the boiler required extensive repair work to the cement refractory surface inside the combustor.  Because the combustor repair work required the plant to be shut down for longer than planned, maintenance was able to complete additional unplanned repairs.  The revenues for the year ended September 30, 2009 include a combined unrealized and realized net gain on derivative ethanol contracts of $10,440, compared to a $2.2 million loss for the year ended September 30, 2008.

Management believes that the decrease in the price of ethanol is due to surplus supply of ethanol in fiscal year 2009. The ethanol industry has reacted to the oversupply by curtailing production and this has allowed for the price of ethanol to begin to recover near the end of Lincolnway Energy’s fiscal year 2009.  However, much of this idled capacity could come back into production within the first calendar quarter of 2010, which could negatively impact ethanol prices. Management believes that the ethanol industry must continue to grow demand in order to increase or sustain current ethanol prices. See additional market information below in the Risks, Trends and Factors that May Affect Future Operating Results section of this Item.

The average price Lincolnway Energy received for its dried distiller's grains decreased to $155.00 per ton in fiscal year 2009, from $183.00 per ton in fiscal year 2008.    Management believes the decrease in the price for distiller's grains is a result of the decrease in the price of corn because decreased corn prices affects the price of distiller's grains because animal feeding operations substitute distiller's grains as animal feed in place of corn.  Management expects that distiller's grains prices could decrease slightly in the foreseeable future as the supply of distiller's grains increases as a result of increased ethanol production.

Lincolnway Energy anticipates that its results of operations for the remainder of calendar year 2009 and for 2010 will continue to be affected by a surplus of ethanol and volatility in the commodity markets.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2009 totaled approximately $113.6 million, which was a decrease of 18% when compared to fiscal year 2008.  The decrease in cost of goods sold for the 2009 fiscal year is primarily due to a 3% decrease in ethanol production and a 26% decrease in the average cost of corn per bushel for fiscal year 2009.   Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.  Cost of goods sold for fiscal year 2009 also includes a combined unrealized and realized net loss of $3.9 million from derivative instruments, which is recognized in corn costs, compared to a $3.4 million combined unrealized and realized net gain for fiscal year 2008.

Corn costs for the fiscal year ended September 30, 2009 totaled approximately $70.4 million, compared to $98.0 million for fiscal year 2008. Approximately 18.8 million bushels of corn was ground during fiscal year 2009 at an average cost of $3.70 per bushel, compared to 19.5 million bushels at an average cost of $4.99 for fiscal year 2008. The decrease in bushels ground was due to a decrease in production during fiscal year 2009.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 64.6% of cost of goods sold for the fiscal year ended September 30, 2009, compared to 69.4% of costs of goods sold for fiscal year 2008.

Lincolnway Energy enters into future purchase contracts for corn and these contracts are evaluated for potential losses.  As of September 30, 2008, Lincolnway Energy had various corn fixed and basis contracts for approximately 3,564,000 bushels.  Due to rapidly falling corn prices, at September 30, 2008, Lincolnway Energy recorded a loss  of approximately $.72 on 1,413,571 bushels of fixed price contracts and $.06 on 2,150,000 bushels of basis contracts, totaling approximately a $1.1 million unrealized loss.  As of September 30, 2009, there were no losses to record as the outstanding contracts were at or below market.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2009 totaled approximately $8.1 million, or 7% of cost of goods sold, compared to $8.2 million, or 6% of cost of goods sold, for the 2008 fiscal year.  Energy costs consist of coal costs and electricity and propane costs.  For the fiscal year ended September 30, 2009, Lincolnway Energy purchased approximately 95,000 tons of coal at an approximate total cost of $5.6 million.  Electricity and propane costs amounted to approximately $2.3 million and $.2 million of sand and lime cost to add to the combustor with the coal.

Ingredient costs for the fiscal year ended September 30, 2009 totaled approximately $5.3 million, or 5% of cost of goods sold, compared to $6.8 million, or 5% of cost of goods sold, for the 2008 fiscal year.  Ingredient costs were lower for the fiscal year 2009 due to a decrease in ethanol production from the previous fiscal year.   Ingredient costs consist of denaturant, enzymes and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $4.8 million, or 4.2% of cost of goods sold, for the fiscal year ended September 30, 2009, compared to $5.3 million, or 3.8% of cost of goods sold, for fiscal year 2008.

Depreciation totaled approximately $7.7 million, or 7% of cost of goods sold, for the fiscal year ended September 30, 2009, compared to $7.4 million, or 5% of cost of goods sold, for fiscal year 2008.

Ethanol and distiller's grain freight expense and marketing fees totaled approximately $13.8 million, or 12% of cost of goods sold, during the fiscal year ended September 30, 2009, compared to $14.2 million, or 10% of cost of goods sold, for fiscal year 2008.  A decrease in sales for the 2009 fiscal year drove these costs down for the 2009 fiscal year.

General and administrative expenses totaled approximately $2.4 million during the fiscal year ended September 30, 2009, compared to $2.6 million for fiscal year 2008. The decrease of $.2 million is due to a reduction of professional fees and business promotions.

Other income and expense totaled approximately $.7 million net expense during the fiscal year ended September 30, 2009, compared to $1.2 million net expense for fiscal year 2008. The decrease in net expense is due to a decrease in interest expense for the fiscal year ended September 30, 2009. Long-term debt and interest rates decreased for fiscal year 2009 compared to fiscal year 2008.

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

Revenues from operations for the fiscal year ended September 30, 2008 were approximately $147.0 million, consisting of $122.3 million of ethanol sales (83%) and $25.5 million in distiller's grains sales (17%).  Revenues increased in fiscal year 2008 by approximately 24%, when compared to the fiscal year 2007. Lincolnway Energy sold approximately 54.3 million gallons of ethanol at an average price of $2.25 per gallon, 131,000 tons of dried distiller's grains at an average price of $183.00 per ton and 33,000 tons of wet distiller's grains at an average price of $49.00 per ton during the fiscal year ended September 30, 2008.  Lincolnway Energy also sold approximately $1.4 million of syrup and corn oil during the 2008 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2008 resulted from an 8% increase in sales volume and a 10% increase in price for ethanol, and a 66% increase in the sales price for distiller's grains, all as compared to the previous fiscal year. The increase in ethanol sales volume is due to Lincolnway Energy's increase in production over the nameplate of 50 million gallons per year. In April 2007, Lincolnway Energy started entering into derivative contracts to hedge its exposure to price risk as it relates to ethanol sales. The revenues for the year ended September 30, 2008 include a combined unrealized and realized net loss on derivative contracts of $2.2 million, compared to a $514,464 gain for the year ended September 30, 2007.

The average price Lincolnway Energy received for its dried distiller's grains increased to $183.00 per ton in fiscal year 2008, from $110.00 per ton in fiscal year 2007.  The higher prices received for distiller's grains helped offset the higher price which was paid by Lincolnway Energy for corn.  Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn because increased corn prices positively affects the price of distiller's grains because animal feeding operations substitute distiller's grains as animal feed in place of corn.  This increase in demand for distiller's grains as a substitute for corn is offset, however, by an increase in the supply of distiller's grains resulting from increased ethanol production in fiscal year 2008 as compared to 2007.  Management expects that distiller's grains prices could decrease slightly in the foreseeable future as the supply of distiller's grains increases as a result of increased ethanol production.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2008 totaled approximately $138.3 million, which was an increase of 47% when compared to fiscal year 2007.  The increase in cost of goods sold for the 2008 fiscal year is primarily due to a 7% increase in ethanol production and a 46% increase in the average cost of corn per bushel for fiscal year 2008.   Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.  Cost of goods sold for fiscal year 2008 also includes a combined unrealized and realized net gain of $3.4 million from derivative instruments, and a $1.1 million unrealized loss on firm purchase commitments, which is recognized in corn costs, compared to a $2.7 million combined unrealized and realized net gain and no loss on firm purchase commitments for fiscal year 2007.

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

Ethanol and distiller's grain freight expense and marketing fees totaled approximately $14.2 million, or 10% of cost of goods sold, during the fiscal year ended September 30, 2008, compared to $11.8 million, or 12% of cost of goods sold, for fiscal year 2007.  An increase in sales for the 2008 fiscal year drove these costs up for the 2008 fiscal year.

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

Risks, Trends and Factors that May Affect Future Operating Results

Corn

Corn prices for the fiscal year ended September 30, 2009 somewhat stabilized, relative to the historic volatility and high prices experienced in the prior fiscal year.  The chart below shows the delivery month corn futures (CBOT) had a slight downward trajectory but fluctuated mainly $.70 either side of $3.80.  Although still a large price range in which to manage the risk, it did mark a decrease in volatility from the 2008 fiscal year.  The high mark in futures values was made on the first day of the fiscal year at $4.84 (December 08 futures month).  The low was made near the end of the fiscal year on September 4, 2009 at $3.06 (December 09 futures month).

Source: Chicago Board of Trade

Management believes much of the decrease in corn values and price versus the 2008 fiscal year can be attributed to a decrease in liquidity following the late 2008 recession.  Much of the speculative money that had driven the boom in the 2008 fiscal year was taken out of play in the fiscal year ended September 30, 2009.

Going forward into fiscal year 2010, corn usage is expected to jump back up to levels seen in fiscal year 2008 (12.7-12.9 billion bushels).  However, yields on the new crop are currently predicted at 162.9 bushels per acre, over 12 bushels per acre above the 07/08 crop year.

These higher yield expectations of the current crop are expected to maintain prices below the $5.00 mark.  However, it does serve to highlight the main risk factor to ethanol profitability, crop yields.  Regardless of whether it's world-wide drought effecting wheat, or a widespread crop disease in the US affecting corn or soybeans, crop yields are an inherent risk.  In a shortage situation, the market will attempt to ration usage through higher prices, and likely lower profits in the ethanol production industry.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the Chicago Board of Trade (CME Group), as well as the purchase of physical delivery contracts from suppliers.  Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price increases.  Lincolnway Energy believes that option strategies currently offer the greatest flexibility for Lincolnway Energy's purposes.

Ethanol

Ethanol prices correlated strongly with corn prices in the fiscal year ended September 30, 2009, much like the 2008 fiscal year.  The chart below shows that, for the most part, ethanol futures traded $.18 either side of $1.62.  The high futures price for the fiscal year was made at $2.0925 on October 1, 2008.  The low was made toward the end of the fiscal year on July 10, 2009 at $1.4675.

Source: Chicago Board of Trade

Even though ethanol values were less volatile than the 2008 fiscal year, they did stay well below the cost of production for a majority of the 2009 fiscal year.  This was due mainly to the gross oversupply of production capacity that had been built through 2007 and realized by the market in 2008.  Much of this production had to be idled because the demand picture was one that couldn't keep pace.  In calendar year 2009, the industry was known to have approximately 13.1 billion gallons of production capacity and only 10.8 billion gallons of demand, resulting in an overcapacity of 2.3 billion gallons.  In calendar year 2008 the overcapacity was in place as well, but was much less, at 1.4 billion gallons of overcapacity.  Calendar year 2010 is expected to show an overcapacity of about 1.7 billion gallons, as demand increases.  Moving forward, overcapacity will continue to be a risk to the profitability of Lincolnway Energy, but management expects the risk to decrease somewhat with time if demand increases as currently projected.  Also, the balance sheets of most ethanol plants will require several years to recover, making the likelihood of widespread expansion limited.  New construction should also slow or be limited to those currently underway, as capital inflows into the ethanol industry have stopped and been somewhat soured after poorer returns in the past two years.

Government policy continues to be an ongoing factor to be monitored with regard to ethanol profitability.  Greenhouse gas legislation, E10 increases, and the Volumetric Ethanol Excise Tax Credit (VEETC) are all critical components of the ethanol profitability structure and are all under the control of federal and state governments.

The Volumetric Ethanol Excise Tax Credit (VEETC) is a law that is continually scrutinized by the government.  This law, enacted in 2004, originally allowed a 54 cent per gallon tax credit to blenders and sellers of ethanol.  The credit was reduced to 51 cents effective in January 2005, and further reduced to 45 cents on January 1, 2009.  Further reductions in the VEETC tax credit present a potential risk for the ethanol industry and Lincolnway Energy.

Lincolnway Energy believes that the E10 "blend wall" is one of the most critical governmental policies currently facing the ethanol industry.  The issue is comprised of a couple of components.  First, the Renewable Fuels Standards (RFS) dictates a continuing increase in the amount of ethanol blended into the national gasoline supply.  Second, the Environmental Protection Agency (EPA) mandates a limit of 10% ethanol inclusion in non-flex fuel vehicles, and the E85 vehicle marketplace is struggling to grow due to lacking infrastructure.  Total gasoline usage by the U.S. is currently around 138 billion gallons, and is expected to decrease to less than 130 billion gallons over the next 5 years as fuel mileage standards are changed.  The RFS dictates an increasing amount of ethanol blending:  13.95 billion gallons in 2011, 15.2 billion gallons in 2012, all the way to 36 billion gallons by 2022.  To reach the standard as dictated by the RFS in 2011, assuming 135 billion gallons of total gasoline usage nationally, we would have to blend every single gallon of fuel with greater than 10% ethanol.  The EPA policy of 10% and the RFS increasing blend rate are at odds, which is sometimes referred to as the blend wall.  One industry group has petitioned the EPA for a waiver of the E10 law and an increase to E15.  The EPA has currently postponed the expected December decision.  This issue is a major risk to the ethanol industry.

U.S. and international recession also continues to create a potential risk factor for ethanol prices.  There has been a dramatic decrease in overall oil and gasoline demand as the high prices last year, along with tightening economic conditions, have driven consumers to use less energy.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The values of corn and ethanol have been strongly correlated for the fiscal year ended September 30, 2009, which is the main contributing factor in the stability of the gross crush margin.  Lincolnway Energy expects this trend to continue through the fiscal year ending September 30, 2010. Major factors that could change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck. For distiller's grains, title passes upon the loading of distiller's grains into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller's grain are included in costs of goods sold.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and RPMG until approximately September 30, 2009, at which time Lincolnway Energy began selling its ethanol production to Green Plains Trade Group LLC, as is discussed above in the "Overview" section of this Item.  Under the agreement with RPMG, Lincolnway Energy's ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG.  Lincolnway Energy paid RPMG a marketing fee of $.01 per gallon, and RPMG paid Lincolnway Energy a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages were calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

Lincolnway Energy's distiller's grain production is sold to Hawkeye Gold, LLC.  Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains equal to the greater of 2% of the FOB plant price for the dried distiller's grain or a per-ton fee of $1.30 for the dried distiller's grain.  The marketing fee for wet distiller's grains is the greater of 3% of the FOB plant price for the wet distiller's grains or a per-ton fee of $1.00 for the wet distiller's grains.

Lincolnway Energy's corn oil production is sold to FEC Solutions, LLC (FECS). For corn oil, title passes upon the loading of the corn oil into the trucks. The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to 5% of the FOB sales price.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2009, 2008 and 2007 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

The effects on operating income from derivatives is as follows for the years ending September 30, 2009, 2008 and 2007:

	2009	2008	2007

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$10,440	$(2,174,662)	$-
Unrealized	-	(28,492)	514,464
Total effect on revenue	10,440	(2,203,154)	514,464

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	(3,783,088)	6,280,771	4,131,488
Unrealized	(72,350)	(2,836,100)	(1,428,563)
Total effect on cost of goods sold	(3,855,438)	3,444,671	2,702,925

Total (decrease) increase to operating income due to derivative activities	$(3,844,998)	$1,241,517	$3,217,389

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the plant, Lincolnway Energy enters into contracts to purchase corn from local farmers and elevators. As of September 30, 2009, Lincolnway Energy had various fixed and basis contracts for approximately 362,293 bushels.  Of the 362,293 bushels under contract, approximately 262,293 had a fixed price at an weighted average of $3.39 per bushel and approximately 100,000 had basis contracts at an average basis of $.10 per bushel as of September 30, 2009.  The cost of these contracts were lower than replacement cost, so no liability has been recorded as of September 30, 2009.  As of September 30, 2008, Lincolnway Energy recorded an unrealized loss of $1,065,000 on firm purchase commitments for corn.  No unrealized losses were recorded for the year ended September 30, 2007.

Liquidity and Capital Resources

The following table shows cash flows for the fiscal years ended September 30, 2009 and 2008:

	Year ended September 30,
	2009	2008
Net cash provided by operating activities	$1,551,841	$14,190,197
Net cash (used in) investing activities	(611,078)	(1,100,344)
Net cash (used in) financing activities	(3,826,864)	(12,235,713)

For the fiscal year ended September 30, 2009, cash provided by operating activities was $1.6 million, compared to cash provided by operating activities of $14.2 million for the fiscal year ended September 30, 2008. The $12.6 million decrease is primarily due to a decrease in net income for fiscal year 2009 of $11.3 million.  This decrease in net income is primarily the result of a 26% decrease in ethanol prices, a 15.3% decrease in dried distillers grain price, and other negative market factors that the ethanol industry experienced in the fiscal year 2009.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $.5 million for the fiscal year ended September 30, 2009, when compared to the fiscal year ended September 30, 2008.  The decrease is primarily due to a reduction of capital expenditures for the fiscal year 2009.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $8.4 million for the fiscal year ended September 30, 2009, when compared to the fiscal year ended September 30, 2008.  The decrease is due to a decrease in distribution payments to the members for the 2009 fiscal year.

Management believes that margins will improve for the first quarter in fiscal year 2010, and if demand for ethanol continues to grow and corn prices stay stable, Lincolnway Energy could see improved margins throughout the fiscal year.  Lincolnway Energy anticipates to continue to keep cash balances at a low but acceptable level that will meet covenants.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy anticipates having access to its $10 million line of credit.

As of September 30, 2009, Lincolnway Energy was not in compliance with the minimum debt service coverage ratio covenant in its loan agreements with Co-Bank.  On October 5, 2009, Lincolnway Energy received a letter from Co-Bank waiving any action on the noncompliance for fiscal year 2009.  Lincolnway Energy anticipates being in compliance with this covenant and all other loan covenants during fiscal year 2010.

The following table shows cash flows for the fiscal years ended September 30, 2008 and 2007:

	Year ended September 30,
	2008	2007
Net cash provided by operating activities	$14,190,197	$30,319,132
Net cash (used in) investing activities	(1,100,344)	(2,882,841)
Net cash (used in) financing activities	(12,235,713)	(24,311,256)

For the fiscal year ended September 30, 2008, cash provided by operating activities was $14.2 million, compared to cash provided by operating activities of $30.3 million for the fiscal year ended September 30, 2007. The decrease was due to a decrease in net income for fiscal year 2008.  The decrease in net income was primarily the result of increased corn prices that increased Lincolnway Energy's cost of goods sold.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $1.8 million for the fiscal year ended September 30, 2008, when compared to the fiscal year ended September 30, 2007.  The decrease was primarily due to a reduction of capital expenditures for the fiscal year 2008.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $12.1 million for the fiscal year ended September 30, 2008, when compared to the fiscal year ended September 30, 2007.  The decrease was due to a decrease in distribution payments to the members for the year and a decrease in payments on long term borrowing.  Lincolnway Energy made payments on its term loan of $3,750,000 during fiscal year 2008, compared to payments of $8,750,000 in fiscal year 2007.

Loans and Agreements

Lincolnway Energy has a construction and term loan with Co-Bank.  The interest rate under the term loan was a variable interest rate based on the agent base rate less .05%.  The loan requires 30 principal payments of $1,250,000 per quarter.  The quarterly payments commenced in December 2006 and will continue through March 2013.  In order to alleviate some of the interest rate risk, on July 25, 2008 Lincolnway Energy fixed $7,750,000 of the $19,000,000 loan outstanding at an interest rate of 6.62%, through July 2011.  Upon maturity the fixed portion of the loan will revert back to a variable rate, and the same payment amortization schedule will apply.  The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets.

The loan requires the maintenance of certain financial and nonfinancial covenants.  As of September 30, 2009, Lincolnway Energy was not in compliance with the minimum debt service coverage ratio covenant.  On October 5, 2009, however, Lincolnway Energy received a letter from Co-Bank waiving any action on the noncompliance.

On October 6, 2009, an amendment was made to the construction and term loan variable interest rate.  The variable interest rate will now be based on the one-month LIBOR index rate plus 3.30%.  The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.

As of September 30, 2009, Lincolnway Energy has made principal payments of $23,750,000 since the inception of the loan.  The balance remaining on the loan as of September 30, 2009 is $15,250,000.  The next scheduled payment is due in March, 2010.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility with Co-Bank.  The interest rate under the credit facility agreement was a variable interest rate based on the agent base rate less ..05%.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility requires the maintenance of certain financial and nonfinancial covenants.  The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets.  On October 6, 2009 an amendment was made to the construction/revolving term credit facility variable interest rate.  The variable interest rate now will be based on the one-month LIBOR index rate plus 3.30%.  The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly.  The agreement also includes certain prepayment penalties.  There was no balance outstanding on this credit facility as of September 30, 2009.

Lincolnway Energy executed a mortgage and security interest in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above.

Lincolnway Energy also has subordinated debt financing which includes a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5% per annum.  Principal is due in full under both of those notes at maturity on May 22, 2021 and November 17, 2014, respectively.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development.  The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The Iowa Department of Economic Development determined those conditions to forgiveness of the $100,000 loan were met, and the loan was forgiven on January 22, 2009.  As of December 15, 2009, Lincolnway Energy had made payments totaling $95,000 on the Iowa Department of Economic Development $300,000 loan agreement and $115,340 on the Iowa Department of Transportation agreement.

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

Lincolnway Energy terminated its ethanol marketing agreement with RPMG, Inc. effective October 1, 2009, and as part of that process, Lincolnway Energy was assigned a railcar lease between RPMG, Inc. and Trinity Industries Leasing Company.  The lease includes 100 tank rail cars used for transporting ethanol.  The lease calls for monthly payments of $52,500 plus applicable taxes, beginning October 1, 2009.  There is also an additional usage rental of 3 cents per mile for each car that exceeds 35,000 miles.  The lease has a scheduled maturity date of September 2016.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2009:

		Payment Due By Period
		Less than	Two to	Four to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations	$18,313,941	$3,825,357	$10,131,282	$1,755,517	$2,601,785
Interest Obligation of Long-Term Debt	2,590,705	897,588	992,180	273,745	427,192
Operating Lease Obligations	5,453,534	1,370,621	1,562,913	1,260,000	1,260,000
Purchase Obligations
Coal Supplier Commitment	15,054,855	5,272,455	9,782,400	-	-
Corn Supplier Commitment	890,093	890,093	-	-	-
Denaturant Commitment	313,500	313,500	-	-	-
Total	$42,616,628	$12,569,614	$22,468,775	$3,289,262	$4,288,977

Employees

As of December 15, 2009, Lincolnway had 45 employees in the following general positions:

Position	# Employed
President and Chief Executive Officer	1
Chief Financial Officer	1
Plant Manager	1
Environmental/Human Resource and Safety Manager	1
Merchandising/Logistics Manager	1
Controller	1
Lab Supervisor	1
Production Manager	1
Maintenance Manager	1
Logistics Supervisor	1
Admin/Clerical	5
Shift Supervisors	4
Maint/Instrument Technicians	8
Lab Technicians	1
Plant Operators	17
Total	45

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of September 30, 2009	Rate
Co-Bank	$7,750,000	6.62%
Co-Bank	7,500,000	3.70%
IA Department Economic Development	212,500	0.00%
IA Department of Transportation	384,660	2.11%
Fagen, Inc	1,216,781	5.00%
Fagen, Inc	1,250,000	4.00%
	$18,313,941

The interest rate under all of the loan agreements and promissory notes, other than with respect to $7,500,000 of the CoBank loan, are fixed at the interest rates specified above.  The interest rate with respect to $7,500,000 of the CoBank loan is at the agent base rate, less .05%, and was at 3.70% per annum as of September 30, 2009.

A hypothetical increase of 1% in the interest rates under the CoBank loan agreements would result in additional interest expense of approximately $75,000 based upon the year ending September 30, 2009 balance on the variable interest rate portion of the Co-Bank loan of $7,500,000.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. For example, if corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.98 million for the year.  Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2009 and September 30, 2008 was approximately $3.70 per bushel and $4.99 per bushel, respectively.

Although Lincolnway Energy believes that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2009 was a loss of $(3,855,438), as opposed to a gain of $3,444,671 for the fiscal year ended September 30, 2008.

Another important raw material for the production of Lincolnway Energy's ethanol is coal.  Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management, including based upon changes in certain inflation type indices, increases in transportation costs and the quality of the coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Coal costs represented approximately 5% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2009, compared to 4% for the comparable 2008 year.

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8.               Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying  balance sheets of Lincolnway Energy, LLC as of September 30, 2009 and 2008, and the related  statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30 , 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30 , 2009, in conformity with U.S. generally accepted accounting principles.

 We were not engaged to examine management's assessment of the effectiveness of Lincolnway Energy, LLC's internal control over financial reporting as of September 30, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa

December 22, 2009

Lincolnway Energy, LLC

Balance Sheets
September 30, 2009 and 2008

	2009	2008

ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$5,824,947	$8,711,048
Due from broker	565,276	7,926,204
Trade and other accounts receivable (Note 8)	3,772,183	3,625,594
Inventories (Note 3)	2,485,372	3,994,022
Prepaid expenses and other	197,047	83,765
Total current assets	12,844,825	24,340,633

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	6,991,822
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,853,995	74,833,725
Construction in progress	-	11,652
Office furniture and equipment	355,654	346,441
	84,394,822	83,787,945
Accumulated depreciation	(27,101,259)	(18,777,458)
	57,293,563	65,010,487

OTHER ASSETS
Restricted cash (Note 4)	351,000	351,000
Financing costs, net of amortization of $166,260 and $123,354	305,702	348,608
Deposit	151,036	463,994
Investments	145,975	2,000
	953,713	1,165,602

	$71,092,101	$90,516,722

See Notes to Financial Statements.

	2009	2008

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$877,216	$2,131,287
Accounts payable, related party (Note 7)	298,533	1,109,612
Current maturities of long-term debt (Note 4)	3,825,357	2,574,363
Accrued expenses	948,309	577,993
Accrued loss on firm purchase commitments (Note 6)	-	1,065,000
Derivative financial instruments (Note 9)	224,850	6,665,505
Total current liabilities	6,174,265	14,123,760

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	14,488,584	19,666,442
Other	450,000	331,927
Total noncurrent liabilities	14,938,584	19,998,369

COMMITMENTS AND CONTINGENCY (Notes 5, 8 and 11)

MEMBERS’ EQUITY
Member contributions, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	10,989,147	17,404,488
	49,979,252	56,394,593

	$71,092,101	$90,516,722

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007

Revenues (Note 8)	$110,223,531	$147,040,911	$118,783,540

Cost of goods sold (Note 7)	113,576,938	138,309,541	94,233,456

Gross profit (loss)	(3,353,407)	8,731,370	24,550,084

General and administrative expenses	2,366,638	2,647,368	2,903,436

Operating income (loss)	(5,720,045)	6,084,002	21,646,648

Other income (expense):
Interest income	39,743	181,895	445,703
Interest expense	(860,303)	(1,430,469)	(2,228,179)
Other	125,264	-	91,194
	(695,296)	(1,248,574)	(1,691,282)

Net income (loss)	$(6,415,341)	$4,835,428	$19,955,366

Weighted average units outstanding	42,049	42,049	42,519

Net income (loss) per unit - basic and diluted	$(152.57)	$115.00	$469.33

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2009, 2008 and 2007

	Member	Retained
	Contributions	Earnings	Total

Balance, September 30, 2006	$39,800,105	$15,862,144	$55,662,249
Repurchase of 810 membership units (Note 2)	(810,000)	-	(810,000)
Distributions ($350 per unit)	-	(14,838,650)	(14,838,650)
Net income	-	19,955,366	19,955,366
Balance, September 30, 2007	38,990,105	20,978,860	59,968,965
Distributions ($200 per unit)	-	(8,409,800)	(8,409,800)
Net income	-	4,835,428	4,835,428
Balance, September 30, 2008	38,990,105	17,404,488	56,394,593
Net loss		(6,415,341)	(6,415,341)
Balance, September 30, 2009	$38,990,105	$10,989,147	$49,979,252

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,415,341)	$4,835,428	$19,955,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,367,309	8,151,084	8,053,101
Loss on disposal of property and equipment	3,599	27,491	121,786
Forgiven loan	(100,000)	-	-
(Increase) in investments	(143,975)	-	-
Changes in working capital components:
Decrease (increase) in due from broker	7,360,928	(7,081,035)	(143,721)
(Increase) decrease in trade and other accounts receivable	(146,589)	(1,150,001)	1,996,645
Decrease (increase) in inventories	1,508,650	(322,493)	(682,735)
(Increase) decrease in prepaid expenses and other	(113,282)	78,450	(5,162)
Decrease (increase) in deposits	312,958	40,759	(449,250)
(Decrease) increase in accounts payable	(1,254,071)	358,584	718,849
(Decrease) increase in accounts payable, related party	(811,079)	940,524	6,049
Increase (decrease) in accrued expenses	370,316	(148,015)	(168,019)
(Decrease) increase in accrued loss on firm commitments	(1,065,000)	1,065,000	-
(Decrease) increase in derivative financial instruments	(6,440,655)	7,062,494	916,223
Increase in noncurrent other liabilities	118,073	331,927	-
Net cash provided by operating activities	1,551,841	14,190,197	30,319,132

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(611,078)	(1,530,183)	(2,103,791)
Proceeds from redemption of certificate of deposit	-	428,050	-
Purchase of certificates of deposit	-	-	(779,050)
Proceeds from sale of equipment	-	1,789	-
Net cash (used in) investing activities	(611,078)	(1,100,344)	(2,882,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of membership units	-	-	(810,000)
Member distributions	-	(8,409,800)	(14,838,650)
Proceeds from long-term borrowings	-	-	153,707
Payments on long-term borrowings	(3,826,864)	(3,825,913)	(8,816,313)
Net cash (used in) financing activities	(3,826,864)	(12,235,713)	(24,311,256)

Net (decrease) increase in cash and cash equivalents	(2,886,101)	854,140	3,125,035

CASH AND CASH EQUIVALENTS
Beginning	8,711,048	7,856,908	4,731,873
Ending	$5,824,947	$8,711,048	$7,856,908
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$1,052,559	$1,534,197	$2,430,012

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$-	$-	$21,078
Reclassification of accrued interest to long-term debt	$-	$-	$116,781

See Notes to Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately $5,900,000 at September 30, 2009.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

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

Inventories:  Inventories, which consist primarily of corn, ethanol and distillers grain, are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Financing costs:  Financing costs associated with the construction and revolving loans discussed in Note 4 are recorded at cost and include expenditures directly related to securing debt financing.  The Company is amortizing these costs using the effective interest method over the term of the agreement.  The financing costs are included in interest expense on the statement of operations.

Property and equipment:  Property and equipment is stated at cost.  Construction in progress is comprised of costs related to the projects that are not completed.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Land improvements	20
Buildings and improvements	40
Plant and process equipment	5 - 20
Office furniture and equipment	3 - 7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The Company has no capital leases at this time.

Investments:  The Company has investments in other cooperatives.  These investments are carried at cost including allocated equities and retains.

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

Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Revenue by product is as follows:
(Excludes hedging activity)
(In thousands)	2009	2008	2007
Ethanol	$88,155	$122,253	$102,457
Distiller's Grain	20,730	25,544	15,730
Other	1,328	1,447	82

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

Note 3.	Inventories

Inventories consist of the following as of September 30, 2009 and 2008:

	2009	2008

Raw materials, including corn, coal, chemicals and supplies	$1,503,410	$1,864,634
Work in process	567,782	959,444
Ethanol and distillers grain	414,180	1,169,944
Total	$2,485,372	$3,994,022

Note 4.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2009 and 2008:
	2009	2008

Construction term loan. (A)	$15,250,000	$19,000,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021.	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	212,500	242,500

Note payable to Iowa Department of Economic Development. (D)	-	100,000

Note payable to Iowa Department of Transportation. (E)	384,660	431,524
	18,313,941	22,240,805
Less current maturities	(3,825,357)	(2,574,363)
	$14,488,584	$19,666,442

Maturities of long-term debt as of September 30, 2009 are as follows:

Years ending September 30:
2010	$3,825,357
2011	5,078,873
2012	5,052,409
2013	1,703,468
2014	52,049
Thereafter	2,601,785
$18,313,941

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the agent base rate (rate of interest established by the lender) less .05%.   The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  As of September 30, 2009, the Company was not in compliance with the minimum debt service coverage ratio covenant.  On October 5, 2009, the Company received a letter from the lender waiving any action on the noncompliance. On October 6, 2009 an amendment was made to the construction and term loan variable interest rate. The variable interest rate will be based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.   As of September 30, 2009 the Company has made principal payments of $23,750,000, since the inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on agent base rate (rate of interest established by the lender) less .05% for each advance under the agreement.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants. On October 6, 2009 an amendment was made to the construction and revolving term loan variable interest rate. The variable interest rate will be based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.    Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of September 30, 2009.

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

The Company entered into a lease agreement with an unrelated third party to lease 90 hopper rail cars for the purpose of transporting distiller’s grain.  The five-year term of the lease commenced March 2006 and will end March 2011.  The lease calls for monthly payments of $58,500 plus applicable taxes.  There is also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles.  The amendment that was made to the lease agreement on June 19, 2007, allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that was required as partial security for the Company’s obligation under the lease.

In conjunction with a change in the Company’s ethanol marketer, on September 21, 2009, the Company was assigned a lease that was previously between the Company’s previous ethanol marketer and an unrelated third party.  The lease includes 100 tank rail cars for the purpose of transporting ethanol.  The lease calls for monthly payments of $52,500 plus applicable taxes, beginning October 1, 2009.  There is also an additional usage rental of 3 cents per mile for each car that exceeds 35,000 miles.  The lease has a scheduled maturity date of September 2016.

The Company leases office equipment and other equipment under operating leases that will expire at various dates through May 2011.  The leases call for monthly payments ranging from $135 to $2,385 plus applicable taxes.

Minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2010	$1,370,621
2011	931,882
2012	631,031
2013	630,000
2014	630,000
Other	1,260,000
$5,453,534

Rent expense under the above operating leases totaled $741,488, $738,471 and $702,414 for the years ended September 30, 2009, 2008 and 2007, respectively.

Note 6.	Firm Purchase Commitments for Corn

To ensure adequate supply of corn to operate the plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of September 30, 2009, the Company had various fixed and basis contracts for 362,293 bushels.  Of the 362,293 bushels under contract, 262,293 had a fixed price at a weighted average of $3.39 per bushel and 100,000 had basis contracts at an average basis of $.10 per bushel.  The cost of these contracts were lower than replacement cost, so no liability has been recorded as of September 30, 2009.  As of September 30, 2008 the Company recorded an unrealized loss of $1,065,000 on firm purchase commitments for corn.  No unrealized losses were recorded for the year ended September 30, 2007.

Note 7.	Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years.  The Company pays a handling fee of $.0675 per bushel of corn.  If the Company chooses to buy corn that is not elevated by HOIC, and is inside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.04 per bushel of corn, outside a 60-mile radius, $.03 per bushel of corn.  The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The amount is payable over four years with interest at the prime rate on the date of termination.  The Company purchased corn totaling $69,259,682, $97,996,197 and $59,189,376 for the years ended September 30, 2009, 2008 and 2007, respectively.  As of September 30, 2009, the Company has several corn cash contracts with HOIC amounting to 262,293 bushels, for a commitment of $890,093 and a basis contract representing approximately 100,000 bushels of corn.  The contracts mature on various dates through October 2009.  The Company also has made some miscellaneous purchases from HOIC (fuel costs) amounting to $84,255, $184,062 and $375,213 for the years ended September 30, 2009, 2008 and 2007, respectively. As of September 30, 2009 and 2008 the amount due to HOIC is $257,938 and $989,594, respectively.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the years ended September 30, 2009, 2008 and 2007 were $860,884, $1,030,326 and $552,677, respectively. As of September 30, 2009 and 2008 the amount due to Prairie Land Cooperative is $40,595 and $120,018, respectively.  As of September 30, 2009, there was no purchase commitment.

Note 8.	Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  For the years ended September 30, 2009, 2008 and 2007, the Company has expensed $528,215, $543,399 and $501,271, respectively, under this agreement. Revenues with this customer were $88,155,144, $122,253,299 and $102,456,965 for the years ended September 30, 2009, 2008 and 2007, respectively.  Trade accounts receivable of $2,913,460 and $1,980,535 was due from the customer as of September 30, 2009 and 2008, respectively.  On August 12, 2009, the Company notified the customer that they intended to terminate the agreement as of September 30, 2009.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity will be responsible for marketing and purchasing all of the ethanol produced by the Company.  The unrelated entity will use commercially reasonable and diligent efforts to obtain the best price for all ethanol sold.  They will submit a purchase order to the Company for each sales transaction and the Company may accept or reject the purchase order.  The unrelated entity will be responsible for the scheduling of all shipments of the ethanol and have sole responsibility and liability for the collection of all their accounts and any delinquencies in any of the unrelated entity accounts will not affect their payment obligation to the Company.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains which are by-products of the ethanol plant.   For the years ended September 30, 2009, 2008 and 2007, the Company has expensed marketing fees of none, $1,381 and $253,366, respectively, under this agreement.  Revenues with this customer were none, $172,899 and $15,730,159 for the years ended September 30, 2009, 2008 and 2007, respectively.  The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the years ended September 30, 2009 and 2008, the Company has expensed marketing fees of $337,760 and $455,238, respectively, under this agreement.  Revenues with this customer were $20,729,951 and $25,370,636 for the years ended September 30, 2009 and 2008.  Trade accounts receivable of $685,806 and $1,353,705 was due from the customer as of September 30, 2009 and 2008, respectively.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement.  The cost is subject to price adjustments on a monthly basis.  If the Company fails to purchase the minimum number of tons of coal for the calendar year 2009, the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased.  That agreement expired as of January 1, 2008.   On October 1, 2007 the Company entered into an amended agreement to the original cost supply agreement.  The term of the agreement has been extended from the original expiration date to January 1, 2013.  The same minimum purchase commitment is required from the Company as the previous agreement.  The calendar years 2009, 2010, 2011, and 2012 purchase commitments total $501,255, $4,771,200, $4,851,200, $4,931,200.   For the years ended September 30, 2009, 2008 and 2007, the Company has purchased coal of $5,580,495, $5,741,047 and $4,257,613, respectively.

The Company has entered into a new variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 200,000 gallons at the national gasoline daily average plus $.13/usg.  The term of the contract is from October 7, 2009 through December 31, 2009.   The estimated future purchase commitment is approximately $313,500.

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

The effects on operating income from derivative activities is as follows for the years ending September 30, are as follows:

	2009	2008	2007

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$10,440	$(2,174,662)	$-
Unrealized	-	(28,492)	514,464
Total effect on revenue	10,440	(2,203,154)	514,464

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	(3,783,088)	6,280,771	4,131,488
Unrealized	(72,350)	(2,836,100)	(1,428,563)
Total effect on cost of goods sold	(3,855,438)	3,444,671	2,702,925

Total (decrease) increase to operating income due to derivative activities	$(3,844,998)	$1,241,517	$3,217,389

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

Note 10.	Fair Value Measurements

Effective October 1, 2008, the Company began measuring fair value of financial instruments in accordance with The Fair Value Measurements and Disclosures topic of the Accounting Standards Codification.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$224,850	$224,850	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2009.

Note 11.	Retirement Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2009, 2008 and 2007 totaled $68,032, $66,795 and $54,645, respectively.

Note 12.	Contingency

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

The Company believes that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission by the first calendar quarter of 2010 on terms that will not have a material adverse effect on the Company’s business or financial condition.  The Company still cannot, however, definitively predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  The Company was therefore unable at the time of the preparation of this annual report to definitively determine what effect the proceedings of the Iowa Attorney General will have on the Company; although, as noted above, based on the negotiations to date, the Company believes it will be able to settle all of the allegations on terms that will not have a material adverse effect on the Company’s business or financial condition.

Note 13.	Subsequent Event

Subsequent events have been evaluated through December 22, 2009, the date the financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring further disclosure.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  with  the  participation  of  Lincolnway Energy's president and chief executive officer and chief financial  officer ,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and procedures  (as defined in Rule  13a-15(e)  under the Securities  Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the chief financial  officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2009, Lincolnway Energy maintained effective internal control over financial reporting for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's system of internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2009 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.	Other Information.

Lincolnway Energy did not have any information which was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2009, which was not reported on a Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)

Jeff Taylor	43	Director and Chairman

Brian Conrad	48	Director and Vice Chairman

Kurt Olson	53	Director and Secretary

Terrill Wycoff	67	Director and Treasurer

Timothy Fevold	49	Director

William Couser	55	Director

James Hill	64	Director

Rick Vaughan	50	Director

Richard Johnson	74	Director

Richard Brehm	56	President and Chief
		Executive Officer

Kim Supercynski	47	Chief Financial Officer

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

Terrill Wycoff

Mr. Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Wycoff has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  Mr. Wycoff has been employed by First National Bank, Ames, Iowa for approximately 48 years, and currently serves as the Executive Vice President of First National Bank.  He is also a member of the board of directors of First National Bank, in Ames, Iowa.

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

William Couser

Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005.  Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past five years and is currently serving as President. He is also serving this year as director of the Iowa Cattlemen’s Association and Iowa Institute for Coops.  Mr. Couser has been self-employed as a farmer since 1977.  His farming operations include row crops and cattle.

James Hill

Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2010.  Mr. Hill has been self-employed as a farmer since 1972.  Following graduation from college, Mr. Hill worked in management with his farming business. While farming and feeding cattle, Mr. Hill became involved in the cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen's Association.  He also served as president of the board of directors of the Ellsworth-Williams Coop during their merger with Prairie Land Coop.  He has also served as an advisory council member for Farm Credit Services of America since approximately 1994.

Rick Vaughan

Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Vaughan has been the General Manager of Prairie Land Cooperative since February 1995.

Richard Johnson

Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which will be held in 2010.  Mr. Johnson has been a self-employed certified public accountant since 2003.  He serves as a director of a bank holding company, Ogden Bancshares, and as a director of its subsidiaries, Ames Community Bank and Vision Bank of Iowa.  He also has served as a director of EMC National Life Insurance Company (EMCNL) since 2003 and has been a director and treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000.  Mr. Johnson serves as a member of the audit committee of Ogden Bancshares and is chairman of the audit committees for EMCNL and PMMIC.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Mr. Johnson completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Mr. Johnson has served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.

Richard Brehm

Mr. Brehm joined Lincolnway Energy on May 17, 2005 as the general manager and was appointed president and chief executive officer on July 13, 2005. Mr. Brehm has served in various management positions in agriculture and ethanol production since 1995, including with CHS, Hubbard Milling Company, International Ingredient Corporation and United Bio Energy. He is a graduate of Iowa State University.

Mr. Brehm served as the director of operations for United Bio Energy from January 2004 to April 2005.  In that role, Mr. Brehm served as interim general manager for Platte Valley Fuel Ethanol, in Central City, Nebraska, and later as the general manager of Big River Resources, in West Burlington, Iowa.  United Bio Energy also assigned Mr. Brehm to serve in various development and leadership roles for ethanol plants and projects in Illinois, Kansas, Iowa and Nebraska.

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

Significant Employees

Lincolnway Energy currently has three employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above.  Those employees are Kristine Strum, David Zimmerman and David Sommerlot.  Lincolnway Energy does not have a written employment agreement with any of those employees.

Kristine Strum. Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005.  She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005.  Iowa Newspapers, Inc. is a newspaper publishing company.  Ms. Strum is 43.

David Zimmerman.  Mr. Zimmerman has been Lincolnway Energy's commodities manager since March 5, 2007.  He was employed as a commodities analyst by RJ O'Brien and Associates in West Des Moines, Iowa from March, 2004 to March, 2007.  RJ O'Brien and Associates is a futures commission merchant.  He was employed as a commodities merchant with Agri Grain Marketing/Cargill in West Des Moines, Iowa and Eddyville, Iowa from August, 2002 to March, 2004.  Agri Grain Marketing/Cargill is a cash grain brokerage business.  Mr. Zimmerman is 37.

David Sommerlot.  Mr. Sommerlot has been Lincolnway Energy's plant manager since September 8, 2009.  He was employed by Cargill, Inc. from 1976 to July 1985, working at Cargill, Inc.'s Iowa Protein Products Soy Specialties facility in Cedar Rapids, Iowa.  He was transferred by Cargill, Inc. in July of 1985 to Bloomington, Illinois, where he served as the plant superintendent of Cargill, Inc.'s soy crushing facility.  He was transferred again in September 1994 to Des Moines, Iowa, where he served as the plant superintendent for Cargill, Inc.'s oil processing facility until March 2009.  Mr. Sommerlot is 56.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2009 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

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

The information required by this Item is incorporated by reference from the "Compensation Of Executive Officers And Directors" section in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2010, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2009 by the directors and executive officers of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2009.

	Amount and Nature
Name of Beneficial Owner	Of Beneficial Ownership[1]		Percent of Class

William Couser, Director	413	[2]	.98%

Jeff Taylor, Director and
Chairman	450	[3,4]	1.07%

Timothy Fevold, Director	101		.24%

Terrill Wycoff, Director and
Treasurer	225		.54%

James Hill, Director	250		.59%

Brian Conrad, Director and Vice
Chairman	553	[3]	1.32%

Rick Vaughan, Director	-0-		0%

Richard Johnson,
Director	42		.10%

Kurt Olson, Director and
Secretary	200		.48%

Richard Brehm, President and
Chief Executive Officer	-0-		0%

Kim Supercynski, Chief
Financial Officer	25	[5]	.06%

David Zimmerman,
Commodities Manager	-0-		0%

All directors and executive
officers as a group	2,259		5.4%

[1]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

[2]	One hundred of the units are pledged as security by the listed individual

[3]	All of the units are pledged as security by the listed individual.

[4]	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

[5]	All of the units are owned by the spouse of the listed individual.

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

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2009, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

•	any director or executive officer of Lincolnway Energy;

•	any person who is known by Lincolnway Energy to be the beneficial owner of more than 5% of Lincolnway Energy's outstanding units; or

•	any immediate family member of any of the foregoing persons.

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

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2008 and 2009 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2008	2009

Audit Fees	$91,650	$93,600
Tax Fees	$24,000	$25,750
All Other Fees	$2,140	$2,590
Total	$117,790	$121,940

Audit Fees.  The audit fees were billed for the audit by McGladrey & Pullen, LLP of Lincolnway Energy's annual financial statements and review of the financial statements included in Lincolnway Energy's quarterly reports on Form 10-Q or services that are normally provided by McGladrey & Pullen, LLP in connection with statutory and regulatory filings or engagements.

Tax Fees.  The tax fees were billed for services rendered by RSM McGladrey, Inc. for tax compliance, tax advice and tax planning.  The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1's.

All Other Fees.  The all other fees were billed to Lincolnway Energy for products and services provided by RSM McGladrey, Inc which are not included under audit fees or tax fees.  The nature of the products and services comprising the all other fees for 2008 and 2009 was RINS audit and market pricing for executive management positions.

Lincolnway Energy's board has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of McGladrey & Pullen, LLP.

Each specific engagement of McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc is pre-approved by the audit committee of the board of Lincolnway Energy.

The percentage of hours expended on McGladrey & Pullen, LLP's engagement to audit Lincolnway Energy's financial statements for the fiscal year ended September 30, 2009 that were attributed to work performed by persons other than McGladrey & Pullen, LLP's  full time, permanent employees did not exceed 50%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth in Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America	10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation	10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agreement.	10		10.6	1/27/06
10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.	10-K		10.6.1	12/24/08
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC	10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.	10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development	10		10.10	1/27/06

10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06

*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC	E-1

14	Code of Ethics	E-26

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-30
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-32

32.1	Section 1350 Certification of President and Chief Executive Officer	E-34

32.2	Section 1350 Certification of Chief Financial Officer	E-35

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 22, 2009	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

Date: December 22, 2009	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 22, 2009	/s/ William Couser
William Couser, Director

Date: December 22, 2009	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 22, 2009	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 22, 2009	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 22, 2009	/s/ Kurt Olson
Kurt Olson, Director

Date: December 22, 2009	/s/ James Hill
James Hill, Director

Date: December 22, 2009	/s/ Brian Conrad
Brian Conrad, Director

Date: December 22, 2009	/s/ Richard Johnson
Richard Johnson, Director

Date: December 22, 2009	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 22, 2009	/s/ Richard Brehm
Richard Brehm, President and
Chief Executive Officer

Date: December 22, 2009	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer