Form 10-Q
period 2009-12-31
Lincolnway Energy, LLC
filed 2010-02-12
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2010.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2009	September 30, 2009
	(Unaudited)
ASSETS (Note 3)

CURRENT ASSETS
Cash and cash equivalents	$5,160,412	$5,824,947
Due from broker	1,002,191	565,276
Derivative financial instruments (Note 8)	55,375	-
Trade and other accounts receivable (Note 7)	5,789,398	3,772,183
Inventories (Note 4)	3,662,395	2,485,372
Prepaid expenses and other	262,018	197,047
Total current assets	15,931,789	12,844,825

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,861,439	74,853,995
Office furniture and equipment	355,654	355,654
	84,402,266	84,394,822
Accumulated depreciation	(29,197,051)	(27,101,259)
	55,205,215	57,293,563

OTHER ASSETS
Certificate of deposit, at cost, restricted (Note 5)	351,000	351,000
Financing costs, net of amortization of $176,986 and $166,260	294,976	305,702
Other	297,011	297,011
	942,987	953,713

	$72,079,991	$71,092,101

See Notes to Unaudited  Financial Statements.

	December 31, 2009	September 30, 2009
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,125,152	$877,216
Accounts payable, related parties (Note 6)	913,101	298,533
Current maturities of long-term debt (Note 5)	1,301,554	3,825,357
Accrued expenses	1,036,084	948,309
Derivative financial instruments (Note 8)	-	224,850
Total current liabilities	4,375,891	6,174,265

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	13,231,084	14,488,584
Other	450,000	450,000
Total noncurrent liabilities	13,681,084	14,938,584

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS’ EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	15,032,911	10,989,147
	54,023,016	49,979,252

	$72,079,991	$71,092,101

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)

Revenues (Notes 2 and 7)	$31,721,872	$29,362,052

Cost of goods sold	26,706,819	33,681,071

Gross profit (loss)	5,015,053	(4,319,019)

General and administrative expenses	743,105	655,565

Operating income (loss)	4,271,948	(4,974,584)

Other income (expense):
Interest income	7,393	14,667
Interest expense	(235,577)	(300,444)
	(228,184)	(285,777)

Net income (loss)	$4,043,764	$(5,260,361)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$96.17	$(125.10)

Lincolnway Energy, LLC

Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,043,764	$(5,260,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,106,518	2,111,124
Loss on disposal of property and equipment	-	3,599
Changes in working capital components:
(Increase) decrease in due from broker	(436,915)	3,400,115
(Increase) decrease in trade and other accounts receivable	(2,017,215)	781,655
(Increase) decrease in inventories	(1,177,023)	136,204
(Increase) in prepaid expenses and other	(64,971)	(115,252)
Increase (decrease) in accounts payable	247,936	(774,670)
Increase (decrease) in accounts payable, related party	614,568	(413,305)
Increase (decrease) in accrued expenses	87,775	(100,408)
(Decrease) in derivative financial instruments	(280,225)	(3,126,837)
(Decrease) in accrued loss on purchase commitments	-	(1,027,397)
Net cash provided by (used in) operating activities	3,124,212	(4,385,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,444)	(601,241)
Net cash (used in) investing activities	(7,444)	(601,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(3,781,303)	(1,280,809)
Net cash (used in) financing activities	(3,781,303)	(1,280,809)

Net (decrease) in cash and cash equivalents	(664,535)	(6,267,583)

CASH AND CASH EQUIVALENTS
Beginning	5,824,947	8,711,048
Ending	$5,160,412	$2,443,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$250,563	$304,440

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2009 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Fair Value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade accounts receivable, accounts payable and accrued expenses approximate fair value.  The carry amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates are based on current rates offered to the Company for debt with similar terms and maturities.

Subsequent events:  Management has evaluated potential subsequent events through the date of this filing, which is the date the financial statements were issued.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 2.	Revenue by product is as follows:

(Excludes hedging activity)	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2009	December 31, 2008
Ethanol	$26,412	$23,240
Distiller's Grains	4,836	5,723
Other	474	372

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:

	December 31,	September 30,
	2009	2009

Raw materials, including corn, coal, chemicals and supplies	$2,163,784	$1,503,410
Work in process	810,897	567,782
Ethanol and distillers grains	687,714	414,180
Total	$3,662,395	$2,485,372

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2009	September 30, 2009

Construction term loan. (A)	$11,500,000	$15,250,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	205,000	212,500

Note payable to Iowa Department of Transportation. (E)	360,857	384,660

	14,532,638	18,313,941
Less current maturities	(1,301,554)	(3,825,357)
	13,231,084	$14,488,584

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  As of December 31, 2009 the Company has made principal payments of $27,500,000, since the inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of December 31, 2009.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $18,333,716 for the three months ended December 31, 2009.  There were corn purchases of $20,343,437 for the three months ended December 31, 2008.  As of December 31, 2009, the Company has one corn cash contract with HOIC amounting to 404,538 bushels, for a commitment of $1,557,471 and several basis contracts representing approximately 900,000 bushels of corn.  The contracts mature on various dates through March 2010.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel and propane costs) amounting to $26,640 and $23,161 for the three months ended December 31, 2009 and 2008, respectively.   As of December 31, 2009 the amount due to HOIC is $900,323.

The Company is also purchasing propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months ended December 31, 2009 and 2008 is $13,355 and $344,141, respectively.   As of December 31, 2009 the amount due to Prairie Land Cooperative is $12,778.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 7.	Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under this pooling arrangement, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  For the three months ended December 31, 2009 and 2008 the Company has expensed none and $132,404, respectively, under this agreement. Revenues with this customer were none and $23,240,072 for the three months ended December 31, 2009 and 2008, respectively.  There was no trade accounts receivable due from the customer as of December 31, 2009.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity will be responsible for marketing and purchasing all of the ethanol produced by the company.  For the three months ended December 31, 2009 and 2008 the Company has expensed $168,893 and none, respectively, under this agreement for marketing fees.  Revenues with this customer were $26,412,341 and none for the three months ended December 31, 2009 and 2008, respectively.  Trade accounts receivable of $5,083,251 was due from the customer as of December 31, 2009.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains. For the three months ended December 31, 2009 and 2008, the Company has expensed marketing fees of $73,720 and $95,972, respectively, under this agreement.   Revenues with this customer were $4,836,023 and $5,723,098 for the three months ended December 31, 2009 and 2008, respectively.  Trade accounts receivable of $439,709 was due from the customer as of December 31, 2009.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.     For the three months ended December 31, 2009 and 2008 the Company has purchased $1,416,512 and $1,530,915, respectively, of coal under this contract.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia.  The contract is for a minimum purchase of 720,000 pounds at the rate of $.20 per pound.  The term of the contract is from January 1, 2010 through March 31, 2010.   The minimum future purchase commitment is $144,000.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2009	December 31, 2008

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$-	$27,767
Unrealized	-	(368)
Total effect on revenue	$-	$27,399

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	$(278,175)	$(1,714,538)
Unrealized	521,475	(1,978,663)
Total effect on cost of goods sold	243,300	(3,693,201)

Total increase (decrease) to operating income due to derivative activities	$243,300	$(3,665,802)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements but are subject to a lower of cost or market assessment.

Note 9.	Fair Value Measurements

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX and over-the–counter markets.

The following table summarizes the financial assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$55,375	$55,375	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2009.

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

The Company believes that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission by the first calendar quarter of 2010 on terms that will not have a material adverse effect on the Company’s business or financial condition.  The Company still cannot, however, definitively predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  The Company was therefore unable at the time of the preparation of this report to definitively determine what effect the proceedings of the Iowa Attorney General will have on the Company; although, as noted above, based on the negotiations to date, the Company believes it will be able to settle all of the allegations on terms that will not have a material adverse effect on the Company’s business or financial condition.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still relatively new and developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain credit, market and other economic circumstances and uncertainties in existence at the time of the preparation of this quarterly report, both generally and with respect to the ethanol industry in particular.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

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

Lincolnway Energy's ethanol is marketed by Green Plains Trading Group LLC, and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

Lincolnway Energy does not currently capture or market the carbon dioxide which is produced as part of the ethanol production process.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the three months ended December 31, 2009, are as follows:

•	Total revenues increased 8.04%, or $2.4 million, compared to the 2008 comparable period.

•	Total cost of goods sold decreased 21%, or $7.0 million, compared to the 2008 comparable period.

•	Net income was $4.0 million for the 2009 period, compared to net loss of $5.3 million for the 2008 period.

•	Ethanol sold was 13.5 million gallons, an increase of 2% or 271,034 gallons, compared to the 2008 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months  ended December 31, 2009 and 2008 ( dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2009		2008

Revenue	$31,722	100.0%	$29,362	100.0%
Cost of goods sold	26,707	84.2%	33,681	114.7%
Gross profit (loss)	5,015	15.8%	(4,319)	(14.7)%
General and administrative expenses	743	2.3%	656	2.2%
Operating income (loss)	4,272	13.5%	(4,975)	(16.9)%
Other (expense)	(228)	(.07)%	(285)	(1.1)%
Net income (loss)	$4,044	12.8%	$(5,260)	(17.9)%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2009	2008

Ethanol sold (gallons in thousands)	13,511	13,240
Average gross price of ethanol sold (dollars per gallon)	$1.95	$1.76
Dry distillers grain sold (tons)	30,145	33,900
Average dry distillers grain sales price per ton	$154.66	$161.86
Average corn cost per bushel	$3.63	$4.14

Results of Operations for the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008

Revenues.  Revenues increased by $2.4 million, or 8.04% to $31.7 million for the three months ended December 31, 2009 from $29.4 million for the three months ended December 31, 2008. The increase in total revenues was the result of an 11% increase in ethanol price for the three months ended December 31, 2009, when compared to the three month ended December 31, 2008 offset by a 4% decrease in dried distillers grains price for the comparable period.

Sales from ethanol increased $3.2 million, or 13.6%, to $26.4 million for the three months ended December 31, 2009 from $23.2 million for the three months ended December 31, 2008.  The average price of ethanol sold was $1.95 per gallon for the three months ended December 31, 2009 compared to $1.76 per gallon for the three months ended December 31, 2008.  Ethanol sales increased .3 million gallons, or 2% for the three months ended December 31, 2009 ,when compared to the three months ended  December 31, 2008.  For more information on the  ethanol markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products decreased by $.8 million, or 14%, to $5.2 million for the three months ended December 31, 2009 from $6.0 million for the three months ended December 31, 2008.  The average price of dried distillers grain sold was $154.66 per ton for the three months ended December 31, 2009, compared to $161.86 for the prior comparable period.  Dried distillers grain sales decreased by 3,755 tons, or 11.1% for the three months ended December 31, 2009 from when compared to the three months ended December 31, 2008. Wet distiller’s grain sales increased by 791 tons, or 17.8% for the three months ended December 31, 2009 from December 31, 2008.  For the three months ended December 31, 2009 there were reported sales for excess syrup and corn oil of $369,326.  Excess syrup and corn oil sales increased by $48,462, for the three months ended December 31, 2009 from $320,864, for the three months ended December 31, 2008.  Dried distillers grain production was lower for the three months ended December 31, 2009, due to an increase amount of infections that had to be treated in the fermenters.  When this takes place Lincolnway Energy needs to make an additional amount of syrup and wet distillers grains and less of an amount of dried distillers grains.  The reason for the increase in infections is still being researched by management.

Cost of goods sold.  Cost of goods sold decreased by $7.0 million, or 21.0% to $26.7 million for the three months ended December 31, 2009 from $33.7 million for the three months ended December 31, 2008.  The decrease was primarily due to lower corn and hedging cost, process chemical costs and ethanol freight costs in the 2009 period compared to the 2008 period.  Cost of goods sold major components are: corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased $5.8 million to $17.2 million for the three months ended December 31, 2009 from $23.0 million for the three months ended December 31, 2008.  Corn costs represented 64.4% of our cost of goods sold for the three months ended December 31, 2009 compared to 68.2% for the three months ended December 31, 2008.

The decrease in corn costs is partially driven by a decrease in cash corn prices compared to the prior period. The average price of corn was $3.63 per bushel for the three months ended December 31, 2009, compared to $4.14 per bushel for the prior comparable period.   The quarter ended December 31, 2009 corn costs also included a marked to market gain of $.243 million for derivatives relating to future deliveries of corn, compared to a $3.7 million loss in the same quarter for the prior year. Since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.  Presently, Lincolnway Energy is trading in the spot market for corn and ethanol. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals decreased $.6 million to $1.1 million for the three months ended December 31, 2009 from 1.7 million for the three months ended December 31, 2008.  The decrease is due to a decrease of transportation costs which lowered the price of the chemicals for the reporting period.

Ethanol freight costs decreased $.9 million to $1.2 million for the three months ended December 31, 2009 from $2.1 million for the three months ended December 31, 2008.  The decrease is a result of switching to a new ethanol marketer. Our current ethanol marketer prices a majority of our ethanol contracts at a FOB price to Nevada.  The freight is built into the price of ethanol, rather than broken out as a separate cost.  Our prior ethanol marketer sold a larger percentage on a delivered basis and the freight cost was separate.  The offset of the lower freight costs will be offset by lower ethanol revenue.  Management feels that we have improved our profit margin on ethanol sales by switching from a pooled marketing arrangement to a stand-alone concept.  Marketing and logistics become more efficient as freight considerations drive each trade, ensuring that product moves to the closest geographical outlet, ultimately lowering freight costs and receiving a better contract price.  Lincolnway Energy can now accept or decline trades based on Lincolnway Energy’s specific economics.

General and administrative expenses.  General and administrative expenses increased $.087 million to $.743 million for the three months ended December 31, 2009 from $.656 million for the three months ended December 31, 2008.  The net increase is an increase in consulting fees and farm input costs.

Other income and (expense).  Interest expense decreased $.064 million to $.236 million for the three months ended December 31, 2009 from $.300 million for the three months ended December 31, 2008.  Lincolnway Energy has paid down their debt by $6.4 million since December 31, 2008.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

In the 4th quarter of calendar year 2009 corn values inched higher from the early October pre-harvest lows of $3.27 per bushel for December 2009 futures. The crop was slow to dry in the field and many weather issues prevented the combines from getting the crop out quickly.  This left the corn pipeline somewhat lacking for most of the quarter and subsequently had futures and cash prices rising in an attempt to satisfy the near term need for new crop corn.  By the end of the quarter, the lead month futures contract (March 10) had risen over 90 cents per bushel to over $4.18.  The influence of the outside markets and investment money flows into commodities certainly had something to do with this price increase in corn as well.  Crude oil futures rose over 15 dollars per barrel in the same period.  The crop size in corn was forecast at record overall production levels and yield levels but inflation bulls and commodity trading funds were on board to buy indexes of commodities that helped to raise the value of corn futures.

Current supply and demand scenarios put forth by the USDA show an excess supply of corn in 09/10 in the amount of 1.76 billion bushels, a 91 million bushel increase from the 08/09 crop season.  13.15 billion bushels is the current production estimate of the crop harvested this past fall.  Of that 14.91 billion bushels total available, 4.2 billion bushels is expected to be used in the ethanol industry to produce energy and livestock feed, 5.5 billion bushels is expected to be fed straight to livestock, 1.4 billion bushels for food and industrial use and 2.05 billion bushels is expected to be exported outside the US.  All in all, the supply situation on the current corn crop is adequate to cover all end-user needs as well as carry over 1.76 billion bushels into the next year.

Quality concerns continue to be a risk for Lincolnway Energy with regard to the current corn crop.  Mycotoxin issues have been found in various pockets throughout the US; toxins that occur due to weather during the growing and harvesting season.  The unseasonably wet summer is the main cause of problem with this year’s crop.  These toxins, although under control currently, can cause problems in the distiller’s grain feed products produced at ethanol plants if the concentrations become high enough.  Other quality concerns with the current crop include a reduction in fermentable starch versus the previous three years.  This is due to a variety of factors including weather, farming practices and seed varieties.  A reduction in fermentable starch can reduce the yield or total gallons of ethanol per bushel that Lincolnway Energy, LLC is able to produce.

Lincolnway Energy attempts to offset or hedge some of the risk involved with the changing corn price through the trading of futures and options on the Chicago Mercantile Exchange (CME), as well as the purchase of physical delivery contracts from suppliers.  Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price increases.

Ethanol

Ethanol prices at the CME were on the rise in the 4th calendar quarter of 2009, along with corn.  Early in the quarter, ethanol futures were trading near $1.69 per gallon before rallying to a quarter high near $2.12 per gallon.  By the end of December values had dropped off to $1.93 per gallon, forced lower by yearend inventory liquidations.  The rallying gasoline markets, as well as corn played a big part in the 4th calendar quarter increase in ethanol values.  Gasoline futures (RBOB) on the Nymex rallied over 45 cents per gallon in the quarter.

With ethanol trading at a 5 to 15 cent per gallon discount to gasoline futures, the economics of blending ethanol was profitable for the time period, especially when the 45 cent blender’s tax credit was applied to the equation.

Going forward, this tax credit is set to expire in 2011.  We see the expiration of this tax credit as a potential risk for the ethanol industry.  The current political atmosphere does not guarantee that this credit will be renewed.

Crush Margin

The gross crush margin represents the biggest factor affecting the future results of Lincolnway Energy.  This margin figure represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn or ethanol markets are ultimately expressed in the crush margin.  The crush margin was increasing through much of the 4th calendar quarter.  This was due mainly to the prior period of extended negative crush margins that had forced many ethanol producers into extended shutdowns or bankruptcy.  Over 2 billion gallons of production was forced offline in the first half of calendar year 2009.  When crush margins returned to profitability, many of these companies had difficulty securing operating capital to restart their plants.  However, the demand situation in the ethanol continued to grow incrementally, as it has been doing for the past 5 years.  The market had a short-term supply shortfall.  As such, crush margins began to respond positively.  Ultimately by the end of the 4th calendar quarter, many of these plants did start back up, as well as some new production.  The increased production late in the 4th calendar quarter, along with yearend inventory liquidation, forced the crush margin back down (see chart below).

Major factors that could continue to change the crush margin, thereby affecting future profitability results of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.  Availability of capital can also have an effect, as we saw in 2009.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Mercantile Exchange

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash and cash equivalents from our unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended Dec 31,
	(Unaudited)
Cash Flow Data:	2009	2008
Net cash provided by (used in) operating activities	3,124	(4,386)
Net cash (used in) investing activities	(7)	(601)
Net cash (used in) financing activities	(3,781)	(1,281)
Net increase (decrease) in cash and cash equivalents	(665)	(6,268)

For the three months ended December 31, 2009, net cash provided by operating activities increased by $7.5 million, when compared to cash used by operating activities for the three months ended December 31, 2008. The increase is primarily due to an increase in net income for the three months ended December 31, 2009 of $9.3 million, offset by a $2.8 million increase in trade and other accounts receivable.  The $9.3 million increase in net income is primarily driven by improved market prices for corn and ethanol for the three months ended December 31, 2009 compared to the prior year and for the three months ended December 31, 2008, Lincolnway Energy experienced a $3.7 million loss due to derivative activities.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $.594 million for the three months ended December 31, 2009 compared to cash provided by investing activities for the three months ended December 31, 2008.  The decrease is due to a decrease of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities increased by $2.5 million for the three months ended December 31, 2009 compared to cash used in investing activities for the three months ended December 31, 2008.  The increase is due to an increase in payments on long-term borrowings for the three months ended December 31, 2009, compared to cash the three months ended December 31, 2008.

After Lincolnway Energy’s prepayment of $3.75 million in December 2009 and $1.25 million on February 10, 2010, Lincolnway Energy’s next term loan payment is not due until March 2011.

As of February 2010, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

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

Lincolnway Energy entered into a new ethanol marketing agreement with Green Plains Trade Group LLC (GPTG) on September 25, 2009.    The purchase price payable to Lincolnway Energy will be GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG.  The ethanol marketing agreement includes a minimum purchase price.  Title and all risk of loss and damage to all ethanol commences at the time the ethanol passes across the inlet flange into rail cars or tank cars of the GPTG carrier at the Lincolnway Energy plant.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the December 31, 2009 balance sheet at their fair value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.95 million for the year, assuming corn use of 19.5 million bushels during the year.  Lincolnway Energy consumed approximately 18.8 million bushels of corn during the fiscal year ended September 30, 2009.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2009 was approximately $3.63 per bushel, compared to $4.14 per bushel for the three months ended December 31, 2008.

During the three months ended December 31, 2009, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.275 per bushel  for December 2009 delivery to a high of $4.2125 per bushel for March 2010 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2008 ranged from a low of $3.06 per bushel for March 2009 delivery to a high of $5.15per bushel for March 2009 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2009 was $1.95 per gallon, as compared to $1.76 per gallon during the three months ended December 31, 2008.

During the three months ended December 31, 2009, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.71 per gallon for November  2009 delivery to a high of $2.12 per gallon for November 2009 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2008 ranged from a low of $1.40 per gallon for March 2009  delivery to a high of $2.11 for March 2009 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2009 was $243,300, as opposed to the net loss of $3,693,201 for the three months ended December 31, 2008.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended December 31, 2009 and 2008 represented approximately 5% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with respect to $3,750,000 of the loan with Co-Bank, are, however, fixed at rates ranging from 0% to 6.62% per annum.  The variable interest rate for $3,750,000 of the Co-Bank loan is based on the one-month LIBOR index rate plus 3.3% and was at 3.54% per annum as of December 31, 2009.  Lincolnway Energy's outstanding loan amount with Co-Bank as of December 31, 2009 was $11,500,000.   As noted, $3,750,000 of that amount accrues interest at the variable interest rate described above.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

Lincolnway Energy does not anticipate any material increase in interest rates during 2010.

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

Lincolnway Energy believes that it will be able to reach a settlement of all of the allegations of the Iowa Environmental Protection Commission by the close of the first calendar quarter of 2010 on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.  Lincolnway Energy still cannot, however, definitively predict at this time the outcome of any settlement or other proceedings that may arise out of the allegations.  Lincolnway Energy was therefore unable at the time of the preparation of this quarterly report to definitively determine what effect the proceedings of the Iowa Attorney General will have on Lincolnway Energy; although, as noted above, based on the negotiations to date, Lincolnway Energy believes it will be able to settle all of the allegations on terms that will not have a material adverse effect on Lincolnway Energy's business or financial condition.

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

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2009 and filed with the Securities and Exchange Commission on December 22, 2009.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2009 through December 31, 2009.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2009 through December 31, 2009.

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

No matter was submitted to a vote of the members of Lincolnway Energy, through the solicitation of proxies or otherwise, during the period of October 1, 2009 through December 31, 2009.

Item 5.	Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2009 through December 31, 2009 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2009 through December 31, 2009 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07

10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/09	10.15	12/22/09
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-3
32.1	Section 1350 Certification of President and Chief Executive Officer	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 12, 2010	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

February 12, 2010	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2009