Form 10-Q
period 2010-03-31
Lincolnway Energy, LLC
filed 2010-05-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 ☑  Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2010.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,436,817	$5,824,947
Due from broker	476,620	565,276
Derivative financial instruments (Note 8)	639,545	–
Trade and other accounts receivable (Note 7)	3,413,019	3,772,183
Inventories (Note 4)	4,118,706	2,485,372
Prepaid expenses and other	259,922	197,047
Total current assets	15,344,629	12,844,825

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	74,886,804	74,853,995
Construction in progress	92,412	–
Office furniture and equipment	354,564	355,654
	84,518,953	84,394,822
Accumulated depreciation	(31,246,050)	(27,101,259)
	53,272,903	57,293,563

OTHER ASSETS
Certificate of deposit, at cost, restricted (Note 5)	351,000	351,000
Financing costs, net of amortization of $187,712 and $166,260	284,250	305,702
Other	170,093	297,011
	805,343	953,713

	$69,422,875	$71,092,101

See Notes to Unaudited Financial Statements.

	March 31, 2010	September 30, 2009
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,064,164	$877,216
Accounts payable, related party (Note 6)	442,861	298,533
Current maturities of long-term debt (Note 5)	1,325,863	3,825,357
Accrued expenses	1,006,476	948,309
Accrued loss on purchase commitments	239,761	–
Derivative financial instruments (Note 8)	–	224,850
Total current liabilities	4,079,125	6,174,265

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	11,949,275	14,488,584
Other	450,000	450,000
Total noncurrent liabilities	12,399,275	14,938,584

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS’ EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	13,954,370	10,989,147
	52,944,475	49,979,252

	$69,422,875	$71,092,101

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(Unaudited)

Revenues (Notes 2 and 7)	$28,876,977	$28,211,654

Cost of goods sold	27,200,032	27,827,005

Gross profit	1,676,945	384,649

General and administrative expenses	565,944	569,337

Operating income (loss)	1,111,001	(184,688)

Other income (expense):
Interest income	6,567	8,133
Interest expense	(195,228)	(263,198)
Other income	101,569	328,777
	(87,092)	73,712

Net income (loss)	$1,023,909	$(110,976)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$24.35	$(2.64)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(Unaudited)

Revenues (Notes 2 and 7)	$60,598,849	$57,573,706

Cost of goods sold	53,906,851	61,508,076

Gross profit (loss)	6,691,998	(3,934,370)

General and administrative expenses	1,309,049	1,224,902

Operating income (loss)	5,382,949	(5,159,272)

Other income (expense):
Interest income	13,960	22,800
Interest expense	(430,805)	(563,643)
Other income	101,569	328,777
	(315,276)	(212,066)

Net income (loss)	$5,067,673	$(5,371,338)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$120.52	$(127.74)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,067,673	$(5,371,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	4,167,047	4,175,121
Loss on disposal of property and equipment	286	3,599
Forgiven loan	–	(100,000)
Changes in working capital components:
Due from broker	88,656	3,944,270
Derivative financial instruments	(864,395)	(3,447,767)
Trade and other accounts receivable	359,164	(1,268,022)
Inventories	(1,633,334)	431,639
Prepaid expenses and other	(62,875)	(102,119)
Other assets	126,918	168,983
Accounts payable	186,948	(1,318,784)
Accounts payable, related party	144,328	(535,100)
Accrued expenses	58,167	304,521
Accrued loss on purchase commitments	239,761	(1,050,500)
Net cash provided by (used in) operating activities	7,878,344	(4,165,497)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(125,221)	(601,241)
Net cash (used in) investing activities	(125,221)	(601,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(2,102,450)	–
Payments on long-term borrowings	(5,038,803)	(1,288,309)
Net cash (used in) financing activities	(7,141,253)	(1,288,309)

Net increase (decrease) in cash and cash equivalents	611,870	(6,055,047)

CASH AND CASH EQUIVALENTS
Beginning	5,824,947	8,711,048
Ending	$6,436,817	$2,656,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$445,481	$560,171

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$30,273	$–

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The consolidated balance sheet as of September 30, 2009 was derived from the Company’s audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 2.	Revenue by product is as follows:

(Excludes hedging activity)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Ethanol	$23,170	$22,279	$49,582	$45,519
Distiller's Grains	4,838	5,701	9,674	11,424
Other	339	248	709	620

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:

	March 31, 2010	September 30, 2009

Raw materials, including corn, coal, chemicals and supplies	$1,826,167	$1,503,410
Work in process	647,141	567,782
Ethanol and distillers grains	1,645,398	414,180
Total	$4,118,706	$2,485,372

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2010	September 30, 2009

Construction term loan. (A)	$10,250,000	$15,250,000

Construction/revolving term loan. (C)	–	–

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B)	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	197,500	212,500

Note payable to Iowa Department of Transportation. (E)	360,857	384,660

	13,275,138	18,313,941
Less current maturities	(1,325,863)	(3,825,357)
	$11,949,275	$14,488,584

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  As of March 31, 2010 the Company has made principal payments of $28,750,000, since the inception of the loan.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of March 31, 2010.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $18,202,174 and $36,535,890 for the three months and six months ended March 31, 2010, respectively.  There were corn purchases of $17,901,118 and $38,244,555 for the three months and six months ended March 31, 2009, respectively. As of March 31, 2010, the Company has several corn cash contracts with HOIC amounting to approximately 1,487,681 bushels, for a commitment of $5,111,232 and several basis contracts representing 1,950,000 bushels of corn.  The contracts mature on various dates through July 2010.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $20,746 and $47,386  for the three months and six months ended March 31, 2010, respectively.  There were miscellaneous purchases of $13,582 and $36,743 for the three months and six months ended March 31, 2009, respectively. As of March 31, 2010 the amount due to HOIC is $442,861.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and six months ended March 31, 2010 is $1,082 and $14,437, respectively. Purchases for the three months and six months ended March 31, 2009 is $192,759 and $516,402, respectively.   As of March 31, 2010 there is no amount due to Prairie Land Cooperative.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 7.	Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under this pooling arrangement, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  For the three and six months and ended March 31, 2010 the Company has expensed none.  Marketing expense for the three months and six months ended March 31, 2009 is $141,492 and $273,896, respectively. Revenues with this customer were none for the three and six months ended March 31, 2010.  Revenues from this customer were $22,279,267 and $45,519,339 for the three months and six months ended March 31, 2009, respectively.  There was no trade accounts receivable due from the customer as of March 31, 2010.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity will be responsible for marketing and purchasing all of the ethanol produced by the company.  For the three and six months ended March 31, 2010 the Company has expensed $171,582 and $340,475, respectively, under this agreement for marketing fees.  Revenues with this customer were $23,169,768 and $49,582,109 for the three and six months ended March 31, 2010, respectively.  Trade accounts receivable of $2,315,776 was due from the customer as of March 31, 2010.

The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains.  For the three months and six months ended March 31, 2010, the Company has expensed marketing fees of $74,037 and $147,757, respectively, under this agreement.  The Company has expensed $96,256 and $192,228 for the three months and six months ended March 31, 2009, respectively.  Revenues with this customer were $4,837,619 and $9,673,642 for the three months and six months ended March 31, 2010, respectively.  There were $5,701,286 and $11,424,384 in revenues with this customer reported for the three months and six months ended March 31, 2009.  Trade accounts receivable of $708,573 was due from the customer as of March 31, 2010.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.     For the three months and six months ended March 31, 2010 the Company has purchased $1,578,424 and $2,994,935, respectively, of coal under this contract.  For the three months and six months ended March 31, 2009 is $1,491,129 and $3,022,044, respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 90,000 gallons at the Conway Opis In Line Prompt daily average plus $.125/usg.  The term of the contract is from April 1, 2010 through April 30, 2010. The total future purchase commitment is $176,040.  For the three months and six months ended March 31, 2010, the Company purchased $449,526 and $931,302 respectively, of denaturant.  For the three months and six months ended March 31, 2009 is $293,972 and $585,695, respectively.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia.  The contract is for a minimum purchase of 322,010 pounds at the rate of $.2125 per pound.  The term of the contract is from March 24, 2010 through May 31, 2010. The total future purchase commitment is $68,427.  For the three months and six months ended March 31, 2010, the Company purchased $151,309 and $286,576 respectively, of denaturant.  For the three months and six months ended March 31, 2009 is $192,759 and $516,402, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

The effects on operating income from derivative activities is as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$15,120	$(17,327)	$15,120	$10,440
Unrealized	585,970	368	585,970	–
Total effect on revenue	$601,090	$(16,959)	$601,090	$10,440

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	$248,400	$408,100	$(29,775)	$(1,306,438)
Unrealized	(555,825)	(139,075)	(34,350)	(2,117,738)
Total effect on cost of goods sold	(307,425)	269,025	(64,125)	(3,424,176)

Total increase (decrease) to operating income due to derivative activities	$293,665	$252,066	$536,965	$(3,413,736)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” , and therefore are not marked to market in the Company’s financial statements but are subject to a lower of cost or market assessment.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$639,545	$639,545	$–	$–

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at March 31, 2010.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

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

A consent decree was filed on April 12, 2010 resolving all of the allegations and pursuant to which the Company paid a civil penalty of $176,750.

Note 11.	Subsequent Event

A Complaint for Patent Infringement was filed against the Company and certain other parties on May 3, 2010 by GS CleanTech Corporation.  The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division.  The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by the Company and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation.  The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law.  The Company is reviewing the Complaint and considering its response.  The Company is unable to determine at this time if the Complaint will have a material adverse affect on the Company.

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

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  The sale of corn oil is not a material source of revenue for Lincolnway Energy.

Lincolnway Energy's ethanol is marketed by Green Plains Trading Group LLC, and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

Lincolnway Energy has not captured or marketed the carbon dioxide which is produced as part of the ethanol production process.  Lincolnway Energy, however, entered into agreements with EPCO Carbon Dioxide Products, Inc. on April 16, 2010 pursuant to which EPCO will construct a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol process, convert that raw carbon dioxide into liquid carbon dioxide gas, and market the liquid carbon dioxide.  Lincolnway Energy anticipates that EPCO's plant will become fully operational in August or September of 2010.  Lincolnway Energy does not anticipate that sales of carbon dioxide will be a material source of revenue for Lincolnway Energy.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the six months ended March 31, 2010, are as follows:

•	Total revenues increased 5.3% or $3.0 million, compared to the 2009 comparable period.

•	Total cost of goods sold decreased 12.4%, or $7.6 million, compared to the 2009 comparable period.

•	Interest expense decreased 23.6%, or $.1 million, compared to the 2009 comparable period.

•	Net income was $5.1 million, compared to net loss of $5.4 million for the 2009 period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and six months ended March 31, 2010 and 2009 ( dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2010		2009		2010		2009
Revenue	$28,877	100.0%	$28,212	100.0%	$60,599	100.0%	$57,574	100.0%
Cost of goods sold	27,200	94.2%	27,827	98.6%	53,907	89.0%	61,508	106.8%
Gross profit (loss)	1,677	5.8%	385	1.4%	6,692	11.0%	(3,934)	-6.8%
General and administrative expenses	566	2.0%	569	2.0%	1,309	2.2%	1,225	2.1%
Operating income (loss)	1,111	3.8%	(184)	-0.7%	5,383	8.9%	(5,159)	-9.0%
Other income (expense)	(87)	-0.3%	73	0.3%	(315)	-0.5%	(212)	-0.4%
Net income (loss)	$1,024	3.5%	$(111)	-0.4%	$5,068	8.4%	$(5,371)	-9.3%

The following table shows other key data for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
Operating Data:	2010	2009	2010	2009

Ethanol sold (gallons in thousands)	13,727	14,149	27,238	27,390
Average gross price of ethanol sold
(dollars per gallon)	$1.66	$1.58	$1.82	$1.66
Dry distillers grain sold (tons)	30,698	34,505	60,843	68,405
Average dry distillers grain sales price per ton	$150.80	$157.66	$152.66	$159.61
Average corn cost per bushel	$3.58	$3.62	$3.61	$3.88

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Revenues.  Revenues increased by $.7 million, or 2.4%, to $28.9 million for the three months ended March 31, 2010 from $28.2 million for the three months ended March 31, 2009.  The increase in revenue was the result of a 5.1% increase in average gross ethanol price. This increase was offset by a decrease of 4.5% average dried distillers grain gross price, compared to the three months ended March 31, 2009.

Sales from ethanol increased $.9 million, or 4.0%, to $23.2 million for the three months ended March 31, 2010 from $22.3 million for the three months ended March 31, 2009.  The average price of ethanol sold was $1.66 per gallon for the three months ended March 31, 2010 compared to $1.58 per gallon for the three months ended March 31, 2009.  Sales volume was decreased by 3% due to ethanol gallons being carried forward to future months to obtain a higher ethanol price for the three months ended March 31, 2010 compared to all gallons that were sold for the three months ended March 31, 2009.

Sales from co-products decreased by $.8 million, or 14.9%, to $5.2 million for the three months ended March 31, 2010 from $6.0 million for the three months ended March 31, 2009.  The average price of dried distillers grain sold was $150.80 per ton for the three months ended March 31, 2010, compared to $157.66 for the prior comparable period.  Dried distillers grain sales decreased by 3,807 tons, or 11.0%, for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. Wet distillers grain sales increased by 3,844 tons, or 46.3%, for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.  For the three months ended March 31, 2010 there were reported sales for excess syrup and corn oil of $339,211 compared to $248,060 for the three months ended March 31, 2009.

Revenues included a combined unrealized and realized gain of $601,090 related to ethanol derivative instruments for the three months ended March 31, 2010 compared to a combined unrealized and realized loss of $16,959 for the three months ended March 31, 2009. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.  Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales.  These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold.  Cost of goods sold decreased by $.6 million, or 2.3%, to $27.2 million for the three months ended March 31, 2010 from $27.8 million for the three months ended March 31, 2009.  The decrease was primarily due to lower corn cost and ethanol freight cost in the 2010 period compared to the 2009 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, freight costs and depreciation.

Corn costs decreased by $.2 million, or ..01%, to $17.8 million for the three months ended March 31, 2010 from $18.0 million for the three months ended March 31, 2009.  Corn costs represented 66% of Lincolnway Energy's cost of goods sold for the three months ended March 31, 2010 compared to 65% for the three months ended March 31, 2009.

The decrease in corn costs is primarily driven by a decrease in cash corn prices compared to the prior period.   Lincolnway Energy had a $307,425 mark to market loss during the three months ended March 31, 2010, compared to a $269,025 gain in the same period in 2009.  Since Lincolnway Energy's derivative contracts are mark to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.

Ethanol freight costs decreased $1.6 million, to $.3 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009. The decrease is a result of switching to a new ethanol marketer.  The current ethanol marketer prices a majority of the ethanol contracts at an FOB price to Nevada.  The freight is built into the price of ethanol, rather than broken out as a separate cost.  The prior ethanol marketer sold a larger percentage of ethanol on a delivered basis and the freight cost was separate. Denaturant costs (natural gasoline) increased $.2 million to $.5 million for the three months ended March 31, 2010 from $.3 million for the three months ended March 31, 2009.  Denaturant costs have increased significantly from an average cost per gallon of $1.19 for the 2009 period, compared to $1.96 for the 2010 period.

Other income and (expense).  Interest expense decreased $.1 million to $.2 million for the three months ended March 31, 2010 from $.3 million for the three months ended March 31, 2009.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.53% as of March 31, 2010 from 3.7% as of March 31, 2009.  Lincolnway Energy has also reduced long term debt by $7.6 million since March 31, 2009.  Other income decreased $.2 million for the three months ended March 31, 2010 compared to the 2009 period due to a decrease in income recognized for the Co-Bank patronage distribution.

Results of Operations for the Six Months Ended March 31, 2010 as Compared to the Six Months Ended March 31, 2009

Revenues.  Revenues increased by $3.0 million, or 5.3%, to $60.6 million for the six months ended March 31, 2010 from $57.6 million for the six months ended March 31, 2009.  The increase in revenue was the result of an increase in ethanol price compared to the six months ended March 31, 2009.

Sales from ethanol increased $4.1 million, or 8.9%, to $49.6 million for the six months ended March 31, 2010 from $45.5 million for the six months ended March 31, 2009.  The average price of ethanol sold was $1.82 per gallon for the six months ended March 31, 2010 compared to $1.66 per gallon for the six months ended March 31, 2009.  There was just a slight decrease in ethanol sales volume for the six months ended March 31, 2010 when compared to the six months ended March 31, 2009.

Sales from co-products decreased by $1.6 million, or 13.8%, to $10.4 million for the six months ended March 31, 2010 from $12.0 million for the six months ended March 31, 2009.  The average price of dried distillers grain sold was $152.66 per ton for the six months ended March 31, 2010, compared to $159.61 for the 2009 comparable period. For the six months ended March 31, 2010 there were reported sales for excess syrup and corn oil of $708,537, compared to $568,924 for the six months ended March 31, 2009.

Revenues included a combined unrealized and realized gain of $601,090, related to ethanol derivative instruments for the six months ended March 31, 2010, compared to a combined unrealized and realized gain of $10,440 for the six months ended March 31, 2009.

Cost of goods sold.  Cost of goods sold decreased by $7.6 million, or 12.4%, to $53.9 million for the six months ended March 31, 2010 from $61.5 million for the six months ended March 31, 2009.  The decrease was primarily due to lower corn cost and ethanol freight cost in the 2010 period compared to the 2009 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, freight costs and depreciation.

Corn costs decreased $5.3 million to $35.6 million for the six months ended March 31, 2010 from $40.9 million for the six months ended March 31, 2009.  Corn costs represented 66% of Lincolnway Energy's cost of goods sold for the six months ended March 31, 2010 and 2009.

The decrease in corn costs is driven by a decrease in cash corn prices compared to the prior period and also a change in the derivative market for the comparable periods.  The corn costs for the six months ended March 31, 2010 included a marked to market loss of $64,125 for derivatives relating to future deliveries of corn, compared to a $3.4 million marked to market loss in the same period in 2009.

Ethanol freight costs decreased $2.5 million, to $1.6 million for the six months ended March 31, 2010 from $4.1 million for the six months ended March 31, 2009. The decrease is a result of switching to a new ethanol marketer.  The current ethanol marketer prices majority of the ethanol contracts at a FOB price to Nevada.  The freight is built into the price of ethanol, rather than broken out as a separate cost.  The prior ethanol marketer sold a larger percentage of ethanol on a delivered basis and the freight cost was separate. Denaturant costs (natural gasoline) increased $.2 million to $.9 million for the six months ended March 31, 2010 from $.7 million for the six months ended March 31, 2009.  Denaturant costs have increased significantly from an average cost per gallon of $1.19 for the 2009 period, compared to $1.96 for the 2010 period.

Other income and (expense).  Interest expense decreased $.2 million to $.4 million for the six months ended March 31, 2010 from $.6 million for the six months ended March 31, 2009.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.53% as of March 31, 2010 from 3.7% as of March 31, 2009.  Lincolnway Energy has also reduced long term debt by $7.6 million since March 31, 2009.  Other income decreased $.2 million for the six months ended March 31, 2010 compared to the 2009 period due to an increase in income recognized for the Co-Bank patronage distribution.

Risks, Trends and Factors that May Affect Future Operating Results

Corn

During the first quarter of calendar year 2010 corn values trended lower.  The May contract marked a high of $4.35 on the first trading day of the quarter, trading downward to a low of $3.4425 on the last day of the quarter.  Excellent yields from the recently harvested crop and quality concerns had producers actively selling corn early and steadily through the quarter, causing downward pressure on prices.  The USDA, in its January 12, 2010 crop report confirmed a sizeable corn crop, sending corn futures over $.50 lower in two days trading.  This set the tone for the downtrend that occurred throughout the quarter.

The influence of outside markets and investment money flows will continue to exert a force on corn values moving forward in the future.  A return to recessionary activity, as was seen through the entirety of 2008, would affect corn values through reduced capital supply and forced liquidation by institutional investors.

The corn supply and demand situation is best described as more than adequate.  Most recent USDA estimates show the 2009/2010 corn crop excess supply at 1.899 billion bushels.  Estimates for the new crop or recently planted crop also have large carryover supplies available.  Many analysts show over 1.8 billion bushels carryover on the 2010/2011 crop using a conservative yield of 161 bushels/acre.

At this time of the year, weather is the chief risk for corn prices.  Adverse weather effecting the size of the growing corn crop could possibly lead to market activity that would make conversion of corn to ethanol difficult. To date this is the earliest planting pace ever encountered.  With regard to the old crop supply and the balance of the current fiscal year, quality concerns continue to be a risk factor for Lincolnway Energy, LLC.  Mycotoxin issues since harvest have been found in pockets throughout the US. These are toxins that occur due to weather during the growing and harvesting season.  The unseasonably wet summer was the main cause of problem with this year’s past crop.  These toxins, although under control currently, can cause problems in the distiller’s grain feed products produced at ethanol plants if the concentrations become high enough.  Other quality concerns with the current crop include a reduction in fermentable starch versus the previous three years.  This is due to a variety of factors including weather, farming practices and seed varieties.  A reduction in fermentable starch can reduce the yield or total gallons of ethanol per bushel that Lincolnway Energy, LLC is able to produce.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn price through the trading of futures and options on the Chicago Mercantile Exchange (CME), as well as the purchase of physical delivery corn contracts from suppliers.  Lincolnway Energy continues to monitor and attempt to manage risks involved with corn production in order to attempt to ensure adequate supply and protection against rapid price increases and declines.

Ethanol

Ethanol prices at the CME declined rapidly through the duration of the firstt calendar quarter 2010.  The highest values were marked on Jan 4th, 2010, the first trading day of the quarter, at $1.98.  The last trading week of the quarter marked the low at $1.53, representing a $.45 or 22% break in values of ethanol prices.  This break was fueled by an onslaught of formerly bankrupt facilities being brought back into production through new owners and some bankruptcy re-emergence by original owners.  Simply stated, ethanol production once again well exceeded ethanol demand.  Although the demand for corn based ethanol is constantly moving higher an incremental march toward 15 billion gallons as mandated by the RFS, the production output has shown a tendency over the past years to easily exceed the existing demand base.  This was the case in the first quarter.  Market forces will ultimately fix this situation, but these interruptions in production are expected to continue as the industry matures and certainly can represent an ongoing risk factor for the ethanol industry.

With ethanol trading at a $.60 to $.75 discount to gasoline futures, the economics of blending ethanol have been profitable for the time period, especially when the $.45 blender’s tax credit is added to the equation.  However, this brings up another potential risk factor, total gasoline usage.  When the overall usage of gasoline decreased nationally, this served as a limiting factor to ethanol usage.  This is the much talked about “blend wall”.  Ethanol is limited to 10% of total gasoline sales nationally, excluding potential E-85 sales which are still limited by infrastructure hurdles.  With the 10% blend limitation in effect, ethanol is approaching the blend wall at current saturation rates.

Going forward, the $.45 tax credit is set to expire at the end of calendar year 2010.  We see the expiration of this tax credit as a potential risk for the ethanol industry.  The current political atmosphere does not guarantee that this credit will be renewed.

Crush Margin

Gross crush margin is the biggest factor affecting future financial results of Lincolnway Energy.  This margin represents the gross profit or loss of buying a bushel of corn and converting it into gallons of marketable denatured ethanol.  All of the fundamental factors that influence the corn and ethanol markets are ultimately expressed in the crush margin.  Crush margin declined dramatically through all of the first quarter of the calendar year 2010.  This was due to the ethanol oversupply situation described above.  Margins rapidly moved to the point of negative profitability for many ethanol plants in an effort to remove excess supply from the market balance.  Heavy winter snowstorms also exerted a negative influence on crush margins during this time frame.  The storms caused not only a reduction in total motor fuel usage but also caused a logistical backlog of rail transported ethanol at many distribution points.

Major factors that could continue to challenge crush margins, thereby affecting future profitability of Lincolnway Energy, include weather affecting corn production, changes in governmental policy, and international economic changes.

ETHANOL AND CORN PRICE COMPARISON- CRUSH MARGIN HISTORY

Source: Chicago Mercantile Exchange

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2010	2009
Net cash provided by (used in) operating activities	$7,878	$(4,165)
Net cash used in investing activities	(125)	(601)
Net cash used in financing activities	(7,141)	(1,288)
Net increase (decrease) in cash and cash equivalents	612	(6,055)

For the six months ended March 31, 2010, net cash provided by operating activities increased by $12.0 million, when compared to cash provided by operating activities for the six months ended March 31, 2009. The increase in cash provided by operating activities is primarily due to an increase in net income for the six months ended March 31, 2010 of $10.4 million, due to the improved market conditions the ethanol industry experienced in the first half of fiscal year 2010 compared to 2009. Lincolnway Energy had a $1.62 million decrease in accounts receivable on March 31, 2010 compared to the prior year. This was the result of earlier receipt of customer payments in the 2010 period compared to 2009. Lincolnway Energy also had a $1.5 million increase in accounts payable from the prior year that increased the cash balance.   These cash increases were offset by a $2.1 million increase in inventory for the six months ended March 31, 2010 compared to the prior period.  This is due to carrying over finished goods inventory to future months to obtain a higher ethanol selling price.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used in investing activities decreased by $.5 million for the six months ended March 31, 2010 when compared to cash used in investing activities for the six months ended March 31, 2009.  This decrease is a result of less money spent on capital purchases for fiscal period 2010.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities increased by $5.9 million for the six months ended March 31, 2010 when compared to net cash used in investing activities for the six months ended March 31, 2009.  The increase is due to an increase in member distribution payments of $2.1 million and an increase in payments on long-term borrowings of $3.8 million for the six months ended March 31, 2010.

If market conditions decline in the future quarters, Lincolnway Energy could expect to see net losses for the third quarter of fiscal year 2010 and possibly future quarters.  Lincolnway Energy still has significant depreciation and amortization expense; approximately $8.3 million budgeted for fiscal year 2010, which does not require cash expenditures.  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  Lincolnway Energy’s next term loan payment is due March 2011.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy has access to its $10.0 million line of credit.  As of April 2010, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	ability to generate positive cash flows from operations;

•	the level of outstanding indebtedness and the interest we are obligated to pay; and

•	capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies.

Lincolnway Energy expects to have available cash to meet its anticipated liquidity needs.

Critical Accounting Estimates and Accounting Policies

Lincolnway Energy's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which Lincolnway Energy operates. Preparation of financial statements requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Management believes the following policies are both important to the portrayal of Lincolnway Energy's financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Revenue Recognition

This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange into either a railcar or truck. For distiller’s grains, title passes upon the loading of distiller's grains into trucks.  For railcar shipments, title passes when the railcar is filled and the marketer receives written notice that the railcars have been loaded and is available for billing.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller’s grain are included in costs of goods sold.

Lincolnway Energy’s ethanol is sold to Green Plains Trading Group (GPTG).  The purchase price payable to Lincolnway Energy is GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG.  The ethanol marketing agreement includes a minimum purchase price.  Title and all risk of loss and damage to all ethanol commences at the time the ethanol passes across the inlet flange into rail cars or tank cars of the GPTG carrier at the Lincolnway Energy plant.

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

Lincolnway Energy’s corn oil production is sold to FEC Solutions, LLC (FECS). For corn oil, title passes upon the loading of the corn oil into trucks.  The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to 5% of the FOB sales price.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the March 31, 2010 balance sheet at fair market value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the various risks inherent in Lincolnway Energy's operations, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in certain commodity prices and changes in interest rates.

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains.  The prices for ethanol, distiller's grains and corn are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing.  Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distiller's grains prices result in higher profit margins, and therefore represent favorable market conditions.  Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distiller's grains and the price paid for ethanol and distiller's grains.  For example, ethanol and distiller's grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.95 million for the year, assuming corn use of 19.5 million bushels during the year.  Lincolnway Energy used 18.8 million bushels of corn during the fiscal year ended September 30, 2009.

Lincolnway Energy's average gross corn cost during the three and six months ended March 31, 2010 was, respectively, approximately $3.58 and $3.61 per bushel, compared to $3.62 and $3.88 per bushel, respectively, for the three and six months ended March 31, 2009.

During the quarter ended March 31, 2010, corn prices based on the (Chicago Mercantile Exchange daily futures data) ranged from a low of $3.4425 per bushel  for May 2010 delivery to a high of $4.35 per bushel for May 2010 delivery.  The corn prices based on the (Chicago Mercantile Exchange daily futures data) during the quarter ended March 31, 2009 ranged from a low of $3.4475 per bushel for May 2009 delivery to a high of $4.39 per bushel for May 2009 delivery.

The average price Lincolnway Energy received for its ethanol during the three and six months ended March 31, 2010 was, respectively, $1.66 and $1.82 per gallon, as compared to $1.58 and $1.66 per gallon, respectively, during the three and six months ended March 31, 2009.

During the quarter ended March 31, 2010, ethanol prices based on the (Chicago Mercantile Exchange daily futures data) ranged from a low of $1.53 per gallon for April 2010 delivery to a high of $1.985 per gallon for January 2010 delivery.  The ethanol prices based on the (Chicago Mercantile Exchange daily futures data) during the quarter ended March 31, 2009 ranged from a low of $1.495 per gallon for May 2009 delivery to a high of $1.75 for May 2009 delivery.

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

Although Lincolnway Energy intends its futures and options positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended March 31, 2010 was $307,425, as opposed to the net gain of $269,025 for the three months ended March 31, 2009.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based on a number of factors, including supply and demand factors affecting the needs of customers to purchase ethanol or suppliers to sell Lincolnway Energy raw materials on a fixed price basis, Lincolnway Energy's views as to future market trends, seasonable factors and the cost of future contracts.

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the six months ended March 31, 2010 represented approximately 6% of Lincolnway Energy's total cost of goods sold for that period.  Coal costs represented approximately 5% of Lincolnway Energy's total cost of goods sold for the six months ended March 31, 2009.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with respect to $2,500,000 of the loan with Co-Bank, are, however, fixed at rates ranging from 0% to 6.62% per annum.  The variable interest rate for $2,500,000 of the Co-Bank loan is based on the one month LIBOR index rate plus 3.3%, and was at 3.53% per annum as of March 31, 2010.  Lincolnway Energy's outstanding loan amount with Co-Bank as of March 31, 2010 was $10,250,000   As noted, $2,500,000 of that amount accrues interest at the variable interest rate described above.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

Lincolnway Energy does not feel that a change in variable interest rates will have a material affect on the financial performance of the company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's chief financial  officer,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's chief financial  officer have  concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes, however, that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in Lincolnway Energy's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business, except as discussed in the following paragraph.  As of the date of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any material proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation.  The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division.  The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation.  The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. Lincolnway Energy is reviewing the Complaint and considering its response. Lincolnway Energy is unable to determine at this time if the Complaint will have a material adverse affect on Lincolnway Energy.

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

Lincolnway Energy did not sell any membership units during the period of January 1, 2010 through March 31, 2010.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of January 1, 2010 through March 31, 2010.

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

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2010 through March 31, 2010 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2010 through March 31, 2010 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith; Page Number	Form	Period Ending	Exhibit	Filing Date

10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/09	10.15	12/22/09
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith, Page Number	Form	Period Ending	Exhibit	Filing Date

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-3
32.1	Section 1350 Certification of President and Chief Executive Officer	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

May 13, 2010	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief Executive Officer

May 13, 2010	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2010