Form 10-Q
period 2010-06-30
Lincolnway Energy, LLC
filed 2010-08-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2010.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2010

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$5,202,158	$5,824,947
Due from broker	1,410,658	565,276
Trade and other accounts receivable (Note 7)	3,546,987	3,772,183
Inventories (Note 4)	3,814,405	2,485,372
Prepaid expenses and other	307,753	197,047
Total current assets	14,281,961	12,844,825

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	75,081,449	74,853,995
Office furniture and equipment	375,255	355,654
Construction in progress	229,377	-
	84,871,254	84,394,822
Accumulated depreciation	(33,320,304)	(27,101,259)
	51,550,950	57,293,563

OTHER ASSETS
Certificate of deposit, at cost, restricted (Note 5)	351,000	351,000
Financing costs, net of amortization of $198,439 and $166,260	273,523	305,702
Other	170,093	297,011
	794,616	953,713

	$66,627,527	$71,092,101

See Notes to Unaudited  Financial Statements.

	June 30, 2010	September 30, 2009
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$948,557	$877,216
Accounts payable, related party (Note 6)	402,839	298,533
Current maturities of long-term debt (Note 5)	1,301,808	3,825,357
Accrued expenses	921,427	948,309
Derivative financial instruments (Note 8)	311,640	224,850
Total current liabilities	3,886,271	6,174,265

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	10,691,775	14,488,584
Other	450,000	450,000
Total noncurrent liabilities	11,141,775	14,938,584

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS’ EQUITY
Member contributions, net of issuance costs, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	12,609,376	10,989,147
	51,599,481	49,979,252

	$66,627,527	$71,092,101

Lincolnway Energy, LLC

Statements of Operations

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)

Revenues (Notes 2 and 7)	$25,067,784	$23,245,823

Cost of goods sold	25,629,974	24,603,678

Gross (loss)	(562,190)	(1,357,855)

General and administrative expenses	599,335	551,814

Operating (loss)	(1,161,525)	(1,909,669)

Other income (expense):
Interest income	5,894	8,202
Interest expense	(189,363)	(263,656)
	(183,469)	(255,454)

Net (loss)	$(1,344,994)	$(2,165,123)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(31.99)	$(51.49)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)

Revenues (Notes 2 and 7)	$85,666,633	$80,819,529

Cost of goods sold	79,536,825	86,111,754

Gross profit (loss)	6,129,808	(5,292,225)

General and administrative expenses	1,908,384	1,776,716

Operating income (loss)	4,221,424	(7,068,941)

Other income (expense):
Interest income	19,854	31,002
Interest expense	(620,168)	(827,299)
Other income	101,569	328,777
	(498,745)	(467,520)

Net income (loss)	$3,722,679	$(7,536,461)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$88.53	$(179.23)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,722,679	$(7,536,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,256,363	6,260,678
Loss on disposal of property and equipment	434	3,599
Forgiven loan	-	(100,000)
Changes in working capital components:
Due from broker	(845,382)	5,939,337
Trade and other accounts receivable	225,196	(957,983)
Inventories	(1,329,033)	333,516
Prepaid expenses and other	(110,706)	(105,108)
Other assets	126,918	168,983
Accounts payable	(64,585)	(1,383,421)
Accounts payable, related party	104,306	(456,941)
Accrued expenses	(26,882)	356,564
Accrued loss on purchase commitments	-	(1,021,044)
Derivative financial instruments	86,790	(5,353,030)
Net cash provided by (used in) operating activities	8,146,098	(3,851,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(346,079)	(602,458)
Net cash (used in) investing activities	(346,079)	(602,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(2,102,450)	-
Payments on long-term borrowings	(6,320,358)	(1,319,364)
Net cash (used in) financing activities	(8,422,808)	(1,319,364)

Net (decrease) in cash and cash equivalents	(622,789)	(5,773,133)

CASH AND CASH EQUIVALENTS
Beginning	5,824,947	8,711,048
Ending	$5,202,158	$2,937,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest	$630,867	$817,780

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$135,926	$-

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information:

The balance sheet as of September 30, 2009 was derived from the Company’s audited balance sheet as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 2.	Revenue by product is as follows:

(Excludes hedging activity)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Ethanol	$19,808	$18,645	$69,319	$64,164
Distiller's Grains	4,833	4,310	14,507	15,734
Other	435	291	1,144	911

Note 3.	Members’ Equity

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

Note 4.	Inventories

Inventories consist of the following as of:

	June 30,	September 30,
	2010	2009

Raw materials, including corn, coal, chemicals and supplies	$2,559,741	$1,503,410
Work in process	798,067	567,782
Ethanol and distillers grains	456,597	414,180
Total	$3,814,405	$2,485,372

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 5.	Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2010	September 30, 2009

Construction term loan. (A)	$9,000,000	$15,250,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	190,000	212,500

Note payable to Iowa Department of Transportation. (E)	336,802	384,660

	11,993,583	18,313,941
Less current maturities	(1,301,808)	(3,825,357)
	$10,691,775	$14,488,584

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  As of June 30, 2010, the Company has made principal payments of $30,000,000, since the inception of the loan.

(B)
The Company has a $1,100,000 subordinated note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of June 30, 2010.

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

The Company has an agreement with the Heart of Iowa Coop (HOIC), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $16,106,675 and $52,642,565 for the three months and nine months ended June 30, 2010, respectively.  There were corn purchases of $15,650,137 and $53,894,692 for the three months and nine months ended June 30, 2009, respectively. As of June 30, 2010, the Company has several corn cash contracts with HOIC amounting to approximately 1,364,618 bushels, for a commitment of $4,390,398 and several basis contracts representing 1,500,000 bushels of corn.  The contracts mature on various dates through September 2010.  The Company also has made some miscellaneous purchases from HOIC (storage fees, fuel, and propane costs) amounting to $25,809 and $73,195 for the three months and nine months ended June 30, 2010, respectively.  There were miscellaneous purchases of $45,590 and $82,333 for the three months and six months ended June 30, 2009, respectively. As of June 30, 2010 the amount due to HOIC is $402,839.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and nine months ended June 30, 2010 is $6,013 and $20,451, respectively. Purchases for the three months and nine months ended June 30, 2009 is $172,351 and $688,753, respectively.   As of June 30, 2010 there is no amount due to Prairie Land Cooperative.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 7.	Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under this pooling arrangement, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.  For the three and nine months ended June 30, 2010 the Company has expensed none.  Marketing expense for the three months and nine months ended June 30, 2009 is $111,414 and $385,310, respectively. Revenues with this customer were none for the three and nine months ended June 30, 2010.  Revenues from this customer were $18,644,860 and $64,164,199 for the three months and nine months ended June 30, 2009, respectively.  There was no trade accounts receivable due from the customer as of June 30, 2010.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity will be responsible for marketing and purchasing all of the ethanol produced by the company.  For the three and nine months ended June 30, 2010 the Company has expensed $172,803 and $513,278, respectively, under this agreement for marketing fees.  Revenues with this customer were $19,807,584 and $69,318,982 for the three and nine months ended June 30, 2010, respectively.  Trade accounts receivable of $2,603,428 was due from the customer as of June 30, 2010.

The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains.  For the three months and nine months ended June 30, 2010, the Company has expensed marketing fees of $70,402 and $218,159, respectively, under this agreement.  The Company has expensed $68,349 and $260,577 for the three months and nine months ended June 30, 2009, respectively.  Revenues with this customer were $4,832,580 and $14,506,222 for the three months and nine months ended June 30, 2010, respectively.  There were $4,310,208 and $15,734,592 in revenues with this customer reported for the three months and nine months ended June 30, 2009.  Trade accounts receivable of $658,574 was due from the customer as of June 30, 2010.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.     For the three months and nine months ended June 30, 2010 the Company has purchased $1,371,536 and $4,366,471, respectively, of coal under this contract.  For the three months and nine months ended June 30, 2009 is $1,102,428 and $4,124,472, respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 251,100 gallons at the Conway Opis In Line Prompt daily average plus $.1150/usg.  The term of the contract is from July 1, 2010 through September 30, 2010. The total future purchase commitment is $403,894.  For the three months and nine months ended June 30, 2010, the Company purchased $430,955 and $1,362,258 respectively, of denaturant.  For the three months and nine months ended June 30, 2009 is $168,086 and $753,781, respectively.

The Company has entered into two fixed contracts with a supplier of anhydrous ammonia.  The first contract is for a minimum purchase of 320,000 pounds at the rate of $.2125 per pound.  The term of this contract is from May 25, 2010 through June 30, 2010. The total future purchase commitment on this contract is $18,175.  The second contract is for a minimum purchase of 600,000 pounds at the rate of $.20 per pound.  The term of this contract is from July 1, 2010 through October 15, 2010. The total future purchase commitment on this contract is $120,000.  For the three months and nine months ended June 30, 2010, the Company purchased $160,148 and $446,724 respectively, of anhydrous ammonia.  Anhydrous ammonia purchases for the three months and nine months ended June 30, 2009 was $158,780 and $675,182, respectively.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$501,480	$-	$516,600	$10,440
Unrealized	(508,897)	-	77,073	-
Total effect on revenue	(7,417)	-	593,673	10,440

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(18,613)	(1,520,000)	(48,388)	(2,826,438)
Unrealized	59,988	1,390,263	25,638	(727,475)
Total effect on cost of goods sold	41,375	(129,737)	(22,750)	(3,553,913)

Total increase (decrease) to operating income due to derivative activities	$33,958	$(129,737)	$570,923	$(3,543,473)

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$311,640	$311,640	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at June 30, 2010.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements

Note 10.	Contingency

In May 2010, a lawsuit was filed against the Company and approximately 20 other ethanol plants by an unrelated party claiming the Company’s operation of the corn oil extraction system is a patent infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently reviewing the lawsuit with legal counsel.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

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

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  The sale of corn oil is not, however, a material source of revenue for Lincolnway Energy.

Lincolnway Energy's ethanol is marketed by Green Plains Trading Group LLC, and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

Lincolnway Energy has not captured or marketed the carbon dioxide which is produced as part of the ethanol production process.  On April 16, 2010, however, Lincolnway Energy entered into agreements with EPCO Carbon Dioxide Products, Inc. pursuant to which EPCO will construct a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol process, convert that raw carbon dioxide into liquid carbon dioxide gas, and market the liquid carbon dioxide.  The EPCO plant became fully operational in August 2010.  Lincolnway Energy does not, however, anticipate that sales of carbon dioxide will be a material source of revenue for Lincolnway Energy.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the nine months ended June 30, 2010, are as follows:

•	Total revenues increased 6.0% or $4.8 million, compared to the 2009 comparable period.

•	Total cost of goods sold decreased 7.6%, or $6.6 million, compared to the 2009 comparable period.

•	Interest expense decreased 25.0%, or $.2 million, compared to the 2009 comparable period.

•	Net income was $3.7 million, compared to net loss of $7.5 million for the 2009 period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and nine months ended June 30, 2010 and 2009 ( dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2010		2009		2010		2009

Revenue	$25,068	100.0%	$23,246	100.0%	$85,667	100.0%	$80,820	100.0%
Cost of goods sold	25,630	102.2%	24,604	105.8%	79,537	92.8%	86,112	106.5%
Gross profit (loss)	(562)	-2.2%	(1,358)	-5.8%	6,130	7.2%	(5,292)	-6.5%
General and administrative expenses	599	2.4%	552	2.4%	1,908	2.2%	1,777	2.2%
Operating income (loss)	(1,161)	-4.6%	(1,910)	-8.2%	4,222	4.9%	(7,069)	-8.7%
Other (expense)	(183)	-0.7%	(255)	-1.0%	(499)	-0.6%	(467)	-0.6%
Net income (loss)	$(1,344)	-5.4%	$(2,165)	-9.3%	$3,723	4.3%	$(7,536)	-9.3%

The following table shows other key data for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	(Unaudited)		(Unaudited)
Operating Data:	2010	2009	2010	2009

Ethanol sold (gallons in thousands)	13,270	11,141	40,508	38,531
Average gross price of ethanol sold (dollars per gallon)	$1.49	$1.68	$1.71	$1.67
Dry distillers grain sold (tons)	32,456	25,772	93,299	94,177
Average dry distillers grain sales price per ton	$147.53	$159.78	$150.56	$159.91
Average corn cost per bushel	$3.43	$3.79	$3.55	$3.85

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

Revenues.  Revenues increased by $1.9 million, or 8.2%, to $25.1 million for the three months ended June 30, 2010 from $23.2 million for the three months ended June 30, 2009.  The increase in revenue was the result of an increase in ethanol and dry distillers grain sold for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Sales from ethanol increased $1.2 million, or 6.5%, to $19.8 million for the three months ended June 30, 2010 from $18.6 million for the three months ended June 30, 2009.  The average price of ethanol sold was $1.49 per gallon for the three months ended June 30, 2010 compared to $1.68 per gallon for the three months ended June 30, 2009.  Sales volume was increased by 19% for the three months ended June 30, 2010 compared to the gallons that were sold for the three months ended June 30, 2009. The increase in ethanol sales for the period over the prior year is due to an extended shutdown that took place in May 2009.

Sales from co-products increased by $.7 million, or 15.2%, to $5.3 million for the three months ended June 30, 2010 from $4.6 million for the three months ended June 30, 2009.  The average price of dried distillers grain sold was $147.53 per ton for the three months ended June 30, 2010, compared to $159.78 for the prior comparable period.  Dried distillers grain sales increased by 6,684 tons, or 25.9%, for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009. Distiller’s grains sales increased for the period over the prior year due to an extended shutdown that took place in May 2009.  For the three months ended June 30, 2010 there were reported sales for excess syrup and corn oil of $.4 million compared to $.3 million for the three months ended June 30, 2009.

Revenues included a combined unrealized and realized loss of $7,417 related to ethanol derivative instruments for the three months ended June 30, 2010 compared to a combined unrealized and realized gain of $0 for the three months ended June 30, 2009. As ethanol prices fluctuate, the value of Lincolnway Energy's ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance.  Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the timing of changes in value of derivative instruments relative to sales.  These instruments are the primary tools of Lincolnway Energy’s risk management program for ethanol revenues.

Cost of goods sold.  Cost of goods sold increased by $1.0 million, or 4.1%, to $25.6 million for the three months ended June 30, 2010 from $24.6 million for the three months ended June 30, 2009.  The increase was due to the increase in ethanol production in the 2010 period compared to the 2009 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, freight costs and depreciation.

Corn costs increased by $.4 million, or 2.6%, to $16.0 million for the three months ended June 30, 2010 from $15.6 million for the three months ended June 30, 2009.  Corn costs represented 62.5% of Lincolnway Energy's cost of goods sold for the three months ended June 30, 2010 compared to 64% for the three months ended June 30, 2009.

The increase in corn costs is primarily driven by increased ethanol production for the current period compared to the prior period.   Lincolnway Energy had a $41,375 marked to market gain during the three months ended June 30, 2010, compared to a $129,737 loss in the same period in 2009.  Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the corn commodity being hedged.

Ethanol freight costs decreased $.9 million, to $.7 million for the three months ended June 30, 2010 from $1.6 million for the three months ended June 30, 2009. The decrease is a result of switching to a new ethanol marketer.  The current ethanol marketer prices a majority of the ethanol contracts at an FOB price to Nevada.  The freight is built into the price of ethanol, rather than broken out as a separate cost.  The prior ethanol marketer sold a larger percentage of ethanol on a delivered basis and the freight cost was separate. Denaturant costs (natural gasoline) increased $.2 million to $.4 million for the three months ended June 30, 2010 from $.2 million for the three months ended June 30, 2009.  Denaturant costs have increased significantly from an average cost per gallon of $1.36 for the 2009 period, compared to $1.85 for the 2010 period.

Other income and (expense).  Interest expense decreased $.1 million to $.2 million for the three months ended June 30, 2010 from $.3 million for the three months ended June 30, 2009.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.65% as of June 30, 2010 from 3.7% as of June 30, 2009.  Lincolnway Energy has also reduced long term debt by $8.8 million since June 30, 2009.

Results of Operations for the Nine Months Ended June 30, 2010 as Compared to the Nine Months Ended June 30, 2009

Revenues.  Revenues increased by $4.9 million, or 6.1%, to $85.7 million for the nine months ended June 30, 2010 from $80.8 million for the nine months ended June 30, 2009.  The increase in revenue was the result of an increase in ethanol sold and an increase in ethanol selling price for the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.

Sales from ethanol increased $5.1 million, or 7.9%, to $69.3 million for the nine months ended June 30, 2010 from $64.2 million for the nine months ended June 30, 2009.  The average price of ethanol sold was $1.71 per gallon for the nine months ended June 30, 2010 compared to $1.67 per gallon for the nine months ended June 30, 2009.  There was an 5% increase in ethanol sales volume for the nine months ended June 30, 2010 when compared to the nine months ended June 30, 2009.  The increase in ethanol sales volume for the period over the prior year is due to an extended shutdown that took place in May 2009.

Sales from co-products decreased by $.9 million, or 5.4%, to $15.7 million for the nine months ended June 30, 2010 from $16.6 million for the nine months ended June 30, 2009.  The average price of dried distillers grain sold was $150.56 per ton for the nine months ended June 30, 2010, compared to $159.91 for the 2009 comparable period. For the nine months ended June 30, 2010 there were reported sales for excess syrup and corn oil of $1.1 million, compared to $.9 million for the nine months ended June 30, 2009.

Revenues included a combined unrealized and realized gain of $593,673, related to ethanol derivative instruments for the nine months ended June 30, 2010, compared to a combined unrealized and realized gain of $10,440 for the nine months ended June 30, 2009.

Cost of goods sold.  Cost of goods sold decreased by $6.6 million, or 7.7%, to $79.5 million for the nine months ended June 30, 2010 from $86.1 million for the nine months ended June 30, 2009.  The decrease was primarily due to lower corn cost and ethanol freight cost in the 2010 period compared to the 2009 period.  Cost of goods sold major components are: corn, process chemicals, denaturant, coal, electricity, production labor, repairs and maintenance, freight costs and depreciation.

Corn costs decreased by $5.0 million, or 8.8% to $51.6 million for the nine months ended June 30, 2010 from $56.6 million for the nine months ended June 30, 2009.  Corn costs represented 65% and 66% of Lincolnway Energy's cost of goods sold for the nine months ended June 30, 2010 and 2009, respectively.

The decrease in corn costs is driven by a decrease in cash corn prices compared to the prior period and also a change in the derivative market for the comparable periods.  The corn costs for the nine months ended June 30, 2010 included a marked to market loss of $22,750 for derivatives relating to future deliveries of corn, compared to a $3.6 million marked to market loss in the same period in 2009.

Ethanol freight costs decreased $3.7 million, to $1.9 million for the nine months ended June 30, 2010 from $5.6 million for the nine months ended June 30, 2009. The decrease is a result of switching to a new ethanol marketer.  The current ethanol marketer prices majority of the ethanol contracts at a FOB price to Nevada.  The freight is built into the price of ethanol, rather than broken out as a separate cost.  The prior ethanol marketer sold a larger percentage of ethanol on a delivered basis and the freight cost was separate. Denaturant costs (natural gasoline) increased $.3 million to 1.3 million for the nine months ended June 30, 2010 from $1.0 million for the nine months ended June 30, 2009.  Denaturant costs have increased significantly from an average cost per gallon of $1.28 for the 2009 period, compared to $1.91 for the 2010 period.

Other income and (expense).  Interest expense decreased $.2 million to $.6million for the nine months ended June 30, 2010 from $.8 million for the nine months ended June 30, 2009.  Lincolnway Energy's variable interest rate on its construction and term loan with Co-Bank has decreased to 3.65% as of June 30, 2010 from 3.7% as of June 30, 2009.  Lincolnway Energy has also reduced long term debt by $8.8 million since June 30, 2009.  Other income decreased $.2 million for the nine months ended June 30, 2010 compared to the 2009 period due to an increase in income recognized for the Co-Bank patronage distribution from the prior year.

Risks, Trends and Factors that May Affect Future Operating Results

There have been several recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  In February 2010, the Environmental Protection Agency (EPA) issued new regulations governing the RFS which has been named RFS2.  The most controversial part of RFS2 is the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Lincolnway Energy’s ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If Lincolnway Energy is unable to supply ethanol to California, it could significantly reduce demand for the ethanol Lincolnway Energy produces.  Several lawsuits have been filed challenging the California LCFS. The California LCFS goes into effect January 1, 2011.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace and may harm our financial condition.

Supply of corn for the 2010-2011 growing season is sufficient but tightening a bit.  The USDA’s most recent projections suggest overall US corn production to be 13.245 billion bushels with overall usage at 13.360 billion bushels.  Ethanol accounts for 4.7 billion bushels of that total.  Excess stocks or carryover of corn on September 30, 2011 is projected to be at 1.373 billion bushels.  For comparison, excess corn stocks at the end of the 2009/2010 (current) season are estimated to be at 1.454 billion bushels.

Supplies and production capacities of ethanol remain heavy relative to current demand limitations.  Installed ethanol production capacity by the end of 2010 is forecast to be at 14.5 billion gallons per year.  Most recent 4-week ethanol production rates are at 12.6 billion gallons per year.  Most recent 4-week average demand for ethanol is at 12.5 billion gallons per year. The industry remains oversupplied from an actual production standpoint, as well as a production capacity standpoint.  1.5-2.0 billion per gallons of production is currently idled or expected to be shut down by the end of the year.  This current situation is also causing an increase in ethanol stocks.  Ethanol stocks have grown approximately 210 million gallons in the nine months ending June 30, 2010, to an estimated current stocks estimate of 810 million gallons.

All the above changes in governmental policy and supply and demand factors are an ongoing risk factor for the ethanol industry and for Lincolnway Energy.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from Lincolnway Energy's unaudited statement of cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2010	2009
Net cash provided by (used in) operating activities	$8,146	$(3,851)
Net cash used in investing activities	(346)	(602)
Net cash used in financing activities	(8,423)	(1,319)
Net decrease in cash and cash equivalents	(623)	(5,772)

For the nine months ended June 30, 2010, net cash provided by operating activities increased by $12.0 million, when compared to cash provided by operating activities for the nine months ended June 30, 2009. The increase in cash provided by operating activities is primarily due to an increase in net income for the nine months ended June 30, 2010 of $11.3 million, due to the improved market conditions the ethanol industry experienced in the nine months ended June 30, 2010 compared to 2009 period. Lincolnway Energy had a $1.2 million decrease in accounts receivable on June 30, 2010 compared to the prior year. This was the result of earlier receipt of customer payments in the 2010 period compared to 2009. Lincolnway Energy also had a $1.3 million increase in accounts payable from the prior year that increased the cash balance.   These cash increases were offset by a $1.7 million increase in inventory for the nine months ended June 30, 2010 compared to the prior period.  This is due to carrying over finished goods inventory to future months to obtain a higher ethanol selling price.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant and proceeds from investments. Net cash used in investing activities decreased by $.3 million for the nine months ended June 30, 2010 when compared to cash used in investing activities for the nine months ended June 30, 2009.  This decrease is a result of less money spent on capital purchases for fiscal period 2010.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors.  Net cash used in financing activities increased by $7.1 million for the nine months ended June 30, 2010 when compared to net cash used in investing activities for the nine months ended June 30, 2009.  The increase is due to an increase in member distribution payments of $2.1 million and an increase in payments on long-term borrowings of $6.3 million for the nine months ended June 30, 2010.

If market conditions continue to decline in the future quarter, Lincolnway Energy could expect to see net losses for the fourth quarter of fiscal year 2010 and possibly future quarters.  Lincolnway Energy still has significant depreciation and amortization expense; approximately $8.3 million budgeted for fiscal year 2010, which does not require cash expenditures.  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet bank covenants.  Lincolnway Energy’s next term loan payment is due June 2011.  If Lincolnway Energy does get in a negative cash position, Lincolnway Energy has access to its $10.0 million line of credit.  As of August 2010, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	ability to generate positive cash flows from operations;

•	the level of outstanding indebtedness and the interest we are obligated to pay; and

•	capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and rail expansion.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the June 30, 2010 balance sheet at fair market value.  Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn cost during the three and nine months ended June 30, 2010 was, respectively, approximately $3.43 and $3.55 per bushel, compared to $3.79 and $3.85 per bushel, respectively, for the three and nine months ended June 30, 2009.

During the quarter ended June 30, 2010, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.24 per bushel for July 2010 delivery to a high of $3.85 per bushel for July 2010 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2009 ranged from a low of $3.40 per bushel for July 2009 delivery to a high of $4.50 per bushel for July 2009 delivery.

The average price Lincolnway Energy received for its ethanol during the three and nine months ended June 30, 2010 was, respectively, $1.49 and $1.71 per gallon, as compared to $1.68 and $1.67 per gallon, respectively, during the three and nine months ended June 30, 2009.

During the quarter ended June 30, 2010, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.47 per gallon for July 2010 delivery to a high of $1.66 per gallon for July 2010 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2009 ranged from a low of $1.54 per gallon for July 2009 delivery to a high of $1.791 for July 2009 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2010 was $22,750, as opposed to the net loss of $3,553,913 for the nine months ended June 30, 2009.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the nine months ended June 30, 2010 and 2009 represented approximately 6% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes which expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

The interest rate under all of the loan agreements and promissory notes, other than with respect to $1,250,000 of the loan with Co-Bank, are, however, fixed at rates ranging from 0% to 6.62% per annum.  The variable interest rate for $1,250,000 of the Co-Bank loan is based on the one month LIBOR index rate plus 3.3%, and was at 3.65% per annum as of June 30, 2010.  Lincolnway Energy's outstanding loan amount with Co-Bank as of June 30, 2010 was $9,000,000.   As noted, $1,250,000 of that amount accrues interest at the variable interest rate described above.  The remaining balance of the loan is fixed at 6.62% per annum until July, 2011.

Lincolnway Energy does not anticipate any material increase in interest rates during the remainder of 2010.

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

No Changes in Internal Control Over Financial Reporting

No change in Lincolnway Energy's internal control over financial reporting occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy's internal control over financial reporting.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation.  The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division.  The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation.  The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law.  Lincolnway Energy is reviewing the Complaint and considering its response.  Lincolnway Energy is unable to determine at this time if the Complaint will have a material adverse effect on Lincolnway Energy.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2009 and filed with the Securities and Exchange Commission on December 22, 2009.  There have been, however, some additional legislative risks that are discussed below.

A legislative risk to the ethanol industry is that unless Congress timely acts, various ethanol tax incentives will expire on December 31, 2010, including the $0.45 per gallon blenders credit for ethanol use and the $0.54 secondary tariff on imported ethanol.  Bills have been proposed to extend those tax incentives through the year 2015, but there is no assurance that those bills will be timely passed or passed at all.  The loss of those tax incentives would have material adverse effects on the ethanol industry.  The effects could be similar to those caused in the biodiesel industry by the failure to extend the biodiesel tax incentives, which expired at the end of 2009 and have still not been reinstated.

California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If Lincolnway Energy is unable to supply ethanol to California, it could significantly reduce demand for the ethanol Lincolnway Energy produces.  Several lawsuits have been filed challenging the California LCFS. The California LCFS goes into effect January 1, 2011.

Another continuing issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of greater than 10% ethanol blends in conventional automobiles, sometimes referred to as the "blend wall".  Advocates have been lobbying the EPA and Congress to increase the permitted percentage for all vehicles from anywhere from 12% to 20%.  Without an increase in the permitted blend percentage, it will be difficult for there to be significant growth in the ethanol industry.

Some other key areas of legislative interest to the ethanol industry are increasing the required use of flexible fuel vehicles (E85 vehicles) and blender pumps.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2010 through June 30, 2010.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of April 1, 2010 through June 30, 2010.

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

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2010 through June 30, 2010 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2010 through June 30, 2010 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.	Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Articles of Restatement		10-Q	6/30/07	3.1	8/13/07
3.2	Amended and Restated Operating Agreement and Unit Assignment Policy		10-Q	6/30/07	3.2	8/13/07
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07

*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06
*10.9.1	Amendment Number Oneto Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department ofEconomic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/09	10.15	12/22/09
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-3
32.1	Section 1350 Certification of President and Chief Executive Officer	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 13, 2010	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

August 13, 2010	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2010