Form 10-K
period 2010-09-30
Lincolnway Energy, LLC
filed 2010-12-21
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $50,083,020 as of March 31, 2010. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,259 book value per-unit as of March 31, 2010.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2010 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2011 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2010

INDEX

Restatement of the Certificate of Organization
Second Amended and Restated Operating Agreement
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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still developing industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain credit, market and other economic circumstances and uncertainties in existence at the time of the preparation of this annual report, both generally and with respect to the ethanol industry.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

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

(i)

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this annual report or in Lincolnway Energy's general business plan from Lincolnway Energy's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Lincolnway Energy attempts to utilize third party sources of information that Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

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

Lincolnway Energy entered into an agreement with EPCO Carbon Dioxide Products, Inc. on April 16, 2010 pursuant to which EPCO constructed a plant on Lincolnway Energy's site to collect the carbon dioxide that is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.  The EPCO plant became fully operational in August 2010.  EPCO also markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will produce approximately 105,000 tons of carbon dioxide per year.  Lincolnway Energy had not captured or marketed the carbon dioxide which is produced as part of the ethanol production process prior to entering into the agreement with EPCO.

Lincolnway Energy does not anticipate that sales of corn oil or carbon dioxide will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide on an economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

Financial Information

Financial statements for Lincolnway Energy are included in Item 8 of this annual report.  The financial statements include information regarding Lincolnway Energy's revenues, profits or losses and total assets.  Item 6 of this annual report includes summary selected financial data.

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2010 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

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

All of Lincolnway Energy's ethanol production was sold to RPMG, Inc. until September 30, 2009, when Lincolnway Energy entered into an ethanol marketing agreement with Green Plains Trade Group LLC, as is discussed below.  Under the agreement with RPMG, Inc., Lincolnway Energy's ethanol was pooled with the ethanol of other ethanol producers whose ethanol was marketed by RPMG, Inc.  Lincolnway Energy paid RPMG, Inc. a pooling fee of $.01 per gallon of ethanol, and RPMG, Inc. paid Lincolnway Energy a netback price per gallon that was based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  The averages were calculated based upon each pool participant's selling price and expense averaged in direct proportion to the volume of ethanol supplied by each pool participant.  The agreement was terminated effective as of October 1, 2009 by mutual agreement of Lincolnway Energy and RPMG, Inc., but any outstanding purchase orders between Lincolnway Energy and RPMG, Inc. under the agreement were finalized and closed out pursuant to the agreement.

Lincolnway Energy entered into an ethanol marketing agreement with Green Plains Trade Group LLC effective as of September 25, 2009.  Under the agreement, Green Plains Trade Group LLC has the exclusive right to market all of the ethanol which is produced by Lincolnway Energy, except that the agreement permitted Lincolnway Energy to close out any outstanding purchase orders under Lincolnway Energy's agreement with RPMG, Inc. and that Lincolnway Energy may market some of its ethanol in certain limited circumstances, such as ethanol which is the subject of any purchase order which was submitted by Green Plains Trade Group LLC but was rejected by Lincolnway Energy.  Lincolnway Energy may reject any purchase orders submitted by Green Plains Trade Group LLC, in Lincolnway Energy's sole discretion.  The purchase price payable to Lincolnway Energy under the agreement is Green Plains Trade Group LLC's contract selling price for the ethanol in question, less various costs and a fee to Green Plains Trade Group LLC, but the agreement includes a minimum purchase price.  Lincolnway Energy is dependent upon its agreement with Green Plains Trade Group LLC for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Green Plains Trade Group LLC or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of ethanol are refiners, blenders or wholesale marketers of gasoline.  Lincolnway Energy anticipates that its ethanol production will be sold in various regional markets given the availability of rail service at Lincolnway Energy's ethanol plant and local markets that will be shipped by truck, but Green Plains Trade Group LLC controls the marketing of all of Lincolnway Energy's ethanol output.

Lincolnway Energy’s primary means of shipping and distributing ethanol will be by rail and truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2010, however, by approximately 10%, with 55,121,401 gallons of ethanol produced during that period, and with an average daily production of 158,881 gallons.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2011.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2008, September 30, 2009 and September 30, 2010 accounted for approximately 83%, 80% and 83%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2011 will account for approximately 80% of Lincolnway Energy's total revenues for that fiscal year.

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

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distiller's grains and dried distiller's grains.  Wet distiller's grain contains approximately 60% moisture, and has a shelf life of approximately ten days.  Wet distiller's grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distiller's grain is wet distiller's grain that has been dried to 10% to 12% moisture.  Dried distiller's grain has an extended shelf life and may be sold and shipped to any market.

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

Lincolnway Energy's primary means of shipping and distributing distiller's grain will be by rail and truck.  Local livestock producers are also able to pick up distiller's grains directly from the ethanol plant.

Lincolnway Energy produced 149,850 tons of distiller's grains during the fiscal year ended September 30, 2010, or approximately 12,488 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 13% wet distiller's grains and 87% dried distiller's grains.

Lincolnway Energy anticipates processing approximately 150,000 tons of distiller's grains during the fiscal year ending September 30, 2011.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2008, September 30, 2009 and September 30, 2010 accounted for approximately 17%, 19% and 17%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2011 will account for approximately 19% of Lincolnway Energy's total revenues for that fiscal year.

Other Byproducts

There are other potential byproducts from the production of ethanol at a dry mill plant, primarily corn oil and carbon dioxide.

Corn Oil

A corn oil extraction system that Lincolnway Energy purchased from FEC Solutions, L.L.C. was put into operation in April, 2008.  The system extracts corn oil from the syrup which is generated in the production of ethanol.  Lincolnway Energy entered into an agreement with FEC Solutions, L.L.C. on October 13, 2008 under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C.  Lincolnway Energy pays FEC Solutions, L.L.C. a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil.  The agreement has an initial term of 36 months commencing from October 13, 2008, and will renew for successive 36 month terms unless Lincolnway Energy or FEC Solutions, L.L.C. elect to terminate the agreement at the end of the then current 36 month term.

Lincolnway Energy's primary means of shipping and distributing corn oil will be by truck.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell the corn oil in the biodiesel, livestock feed and industrial industry, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy because Lincolnway Energy’s corn oil sales were approximately $1,200,000 and $1,500,000, respectively, for the fiscal years ended September 30, 2009 and September 30, 2010, which represented approximately only 1%, of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy does not, however, have any significant operating costs or expenses related to the capture of corn oil.

Carbon Dioxide

Lincolnway Energy entered into a Carbon Dioxide Purchase and Sale Agreement and a related Non-Exclusive CO2 Facility Site Lease Agreement with EPCO Carbon Dioxide Products, Inc. on April 16, 2010.  Under those agreements, EPCO constructed a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.  The EPCO plant became fully operational in August of 2010.

EPCO also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by EPCO for the raw carbon dioxide provided by Lincolnway Energy is based upon EPCO's shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires EPCO to purchase, during each contract year, the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity.  The annual liquid carbon dioxide production capacity of the EPCO plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year.

EPCO is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy contemplates, will be by truck.

Lincolnway Energy does not anticipate that revenues from the sale of carbon dioxide to EPCO will be a material product of Lincolnway Energy.

Sources and Availability of Raw Materials

Corn and coal are the primary raw materials that are utilized by Lincolnway Energy in the production of ethanol.  Corn is used to produce the ethanol, and coal is Lincolnway Energy's primary energy source for its ethanol plant.

Corn

Lincolnway Energy estimates that it will utilize approximately 21,200,000 bushels of corn per year at its ethanol plant, or approximately 1,767,000 bushels per month, assuming production at a capacity of approximately 59,000,000 gallons of ethanol per year.

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

Lincolnway Energy has an agreement with Heart of Iowa Cooperative, dba Key Cooperative pursuant to which Lincolnway Energy can obtain up to 50% of its corn needs from Key Cooperative's facility located adjacent to Lincolnway Energy's ethanol plant, with the remaining 50% to be obtained from other Key Cooperative facilities or other licensed grain dealers. The 50% limitation for Key Cooperative's Nevada, Iowa location was imposed by the Iowa Department of Natural Resources, as part of the air permitting process.  Key Cooperative is a licensed grain dealer and has locations throughout central Iowa.  Key Cooperative is also a member of Lincolnway Energy.

Lincolnway Energy's agreement with Key Cooperative will terminate by its terms on May 22, 2026.  The agreement may also be terminated, however, at any time upon six months notice and the payment of a termination fee by the terminating party.  The termination fee starts at $2,000,000, and is reduced by $50,000 for each completed year of the agreement.  The term of the agreement commenced on May 22, 2006.

Lincolnway Energy purchased 19,884,281 bushels of corn for $71,804,446 from Key Cooperative during the fiscal year ended September 30, 2010, and 18,797,250 bushels of corn for $69,259,682 during the fiscal year ended September 30, 2009.

Corn is delivered to Lincolnway Energy's ethanol plant by truck.

Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Coal

Lincolnway Energy's ethanol plant is a coal fired plant.  Lincolnway Energy's ethanol plant will utilize approximately 300 tons of coal per day, assuming production at a capacity of 59,000,000 gallons of ethanol per year.

Lincolnway Energy purchased approximately 99,000 tons of coal for $6.0 million during the fiscal year ended September 30, 2010, and approximately 95,000 tons of coal for $5.6 million during the fiscal year ended September 30, 2009.

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

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller's grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy, as well as tracks owned by the Union Pacific and Key Cooperative.  Lincolnway Energy has agreements with the Union Pacific and Key Cooperative regarding the use of their tracks.

Lincolnway Energy owns approximately 25 acres of real estate which is to the west of Lincolnway Energy's existing real estate and which is adjacent to the Union Pacific railroad tracks near Nevada, Iowa.  The real estate was acquired primarily for potential future use in the construction of additional railroad spur tracks. On October 15, 2010, Lincolnway Energy entered into an agreement with JB Holland Construction, Inc. to perform the dirt work for the additional rail spur to be added to the track.  This will allow Lincolnway Energy to ship unit trains on the Union Pacific mainline. Lincolnway Energy anticipates entering into an agreement for the construction of the rail spur in the spring of 2011.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.  For example, Lincolnway Energy is considering switching the fuel source for its plant from coal to biomass.  Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol or distillers' grains production.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants slowed significantly during the last three to four years, due to unfavorable credit and market conditions. Recent installed US ethanol capacity is cited at 14.25 billion gallons per year.  Recent annualized production amounts show that the industry as a whole is producing at a rate of approximately 13.3 billion gallons per year. According to the Renewable Fuels Association, Iowa has 42 ethanol refineries in production, producing 3.6 billion gallons of ethanol.  The U.S. became the world's largest producer of ethanol in 2006, surpassing Brazil.  World production also reached an all time high of approximately 19.5 billion gallons in 2009, as compared to approximately 17.3 billion gallons in 2008, according to the Renewable Fuels Association, and representing nearly 400% growth since 2000. Over 40 countries are now producing ethanol, including Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various other countries in the European Union and Central America.  Many of those countries have also enacted renewable fuel use requirements.

The general economic and ethanol industry circumstances have, however, been difficult and adverse over the past two to three years, with various ethanol plants having been closed or having cut production and some openings or construction or expansions of plants having been cancelled or postponed.  The past projections for the growth of the ethanol industry may, therefore, no longer be accurate.  Many plants did, however, return to some level of profitability in the second half of 2009 and into the start of 2010, and some idle ethanol plants have resumed operations.  The industry has, however, continued to be somewhat volatile.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is likely that there will continue to be some growth in the ethanol industry, both domestically and internationally, over the longer term.

Lincolnway Energy's competitors in the U.S. include not only regional farmer-owned entities, but also the major oil companies and other large companies.

The competition in the ethanol industry has increased during the past three years, with declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices.

The ethanol industry will also continue to face increasing competition from international suppliers of ethanol.  International suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers.  Ethanol imports equivalent to up to approximately 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean.  Foreign suppliers of ethanol may significantly increase their imports into the U.S.  Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon.  Some of the larger competitors in the ethanol industry may construct or establish ethanol plants in Central America or the Caribbean.  Also, the $.54 per gallon tariff on most foreign produced ethanol will expire on December 31, 2010, and as of the date of this annual report it did not appear that the tariff would be extended or reenacted at any time in the near future, or perhaps at all.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors.  For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy.  Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2011, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy.  A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

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

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022.  Research will therefore continue regarding cellulosic ethanol, and it is likely that processes will be developed in the near future which will make the production of ethanol from these types of sources economical.  According to the Renewable Fuels Association, there were 28 companies with cellulosic ethanol projects under development or construction or in operation in 23 states as of January, 2010.  Some of those projects are properly categorized as "pilot" or "test:" plants, but others are at a larger production level.  For example, Poet plans to open a 25,000,000 gallon per year cellulosic ethanol plant in Iowa in 2011, with the plant to produce ethanol from corn cobs. DuPont Danisco also has plans to open a 50,000,000 gallon per year cellulosic ethanol plant in the 1st quarter of 2013, with the plant to produce ethanol from corn stover.  The location for this plant has not yet been decided.  Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds.

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

Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy.  The other sources of energy include natural gas and various forms of waste type products, such as woodwaste, tires, construction waste and other waste products.  Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

Competition from newly developed fuel additives would also reduce the use of ethanol and Lincolnway Energy's profitability.  Although it is difficult to predict if any new fuel additives will be developed, it likely will occur at some point, and it could be in the near future.

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete at some point.  There will be increased incentives to develop alternatives to petroleum based fuel products given the higher gasoline prices that began in 2008 and the continuing security and other concerns with the Middle East and certain other major oil producing nations.

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

As part of the process of settling allegations of the Iowa Environmental Protection Commission regarding emissions limit exceedences (which were settled in April, 2010) and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air quality permit under the 250 ton rules which were adopted in late 2007. Lincolnway Energy believes that its current levels of emissions would comply with the conditions of that air quality permit, but Lincolnway Energy may also be subject to higher ongoing compliance and operating costs under the new air quality permit. Due to the progress made by the Iowa Department of Natural Resources on the new permit and the modeling required, the Iowa Department of Natural Resources has issued a variance to Lincolnway Energy’s present operating permit to allow Lincolnway Energy to operate at the higher production level requested in the new permit.

The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at "Lincolnway Energy's Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy's Business".

The ethanol industry is also substantially supported by and dependent upon various federal and state programs, including various subsidies, tax exemptions and other forms of financial incentives. Some of those programs and the principal risks associated with the governmental support of the ethanol industry are discussed in Item 1A of this annual report, under "Loss of Current Governmental Support and Incentives for Ethanol Could Reduce the Use of Ethanol and Materially and Adversely Affect Lincolnway Energy's Results of Operations and Financial Position".

Employees

As of December 15, 2010, Lincolnway Energy had 46 employees.

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

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Continue To Be Subject To Generally Difficult Market, Credit And Other Circumstances  The United States and virtually all international economies are still widely viewed as facing difficult and uncertain economic circumstances that may continue well into 2011, and perhaps longer.  The United States and nearly all international economic circumstances include a lack of available loans and credit to nearly all types of industries, significant unemployment, falling profits or losses in many industries, volatile stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending and "bailout" programs by governments, and uncertain business and consumer confidence.

The ethanol industry has been similarly affected.  For example, lenders and the credit markets have been generally unfavorable to the ethanol industry during the last two to three years, and the lack of available credit has caused the proposed construction or expansion of some ethanol plants to be cancelled or indefinitely delayed.  The ethanol industry also experienced decreasing profits over that time period, and many ethanol plants experienced losses over most or some of that time period, although most ethanol plants did return to some level of profitability in late 2009 to early 2010.  The ethanol industry has also struggled with volatile corn prices, and record high corn prices, during parts of the last three years.  The record high corn prices, coupled with declining ethanol prices, negatively impacted profits, and caused some ethanol companies to declare bankruptcy or to halt construction or expansion projects and/or to delay the opening of recently completed ethanol plants.

There is also uncertainty in the economy arising from continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Pakistan, Afghanistan, Iraq, Iran and other parts of the Middle East.

Lincolnway Energy is therefore still operating in an uncertain and volatile economic and industry environment.

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

As global warming and climate change issues become more prevalent and accepted, there will likely be increased governmental and public sentiment for more regulation of the use of coal as a source of energy.  Coal is generally viewed unfavorably in any "carbon footprint" type analysis in any event, but may be viewed even more unfavorably when used by an ethanol plant because some experts and federal and state regulatory agencies are taking the position that the ethanol industry in general also performs poorly in any carbon footprint and/or land use type analysis.  One result of those types of analysis will likely be stricter emissions requirements, which could lead to the need for capital expenditures in order to meet those requirements and higher ongoing compliance and operating costs.  Those expenditures and costs could be material, and adversely affect Lincolnway Energy's results of operation and business.

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

Lincolnway Energy currently obtains all of its coal from one coal supplier.  If the agreement is terminated or if that supplier fails to perform for any reason, Lincolnway Energy might face an interruption in the supply of coal and have to seek an alternate supply source.  Lincolnway Energy does not have any agreement with any alternative suppliers at this time. As with natural gas and other energy sources, coal supplies can be subject to interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production, and an interruption in the supply of coal beyond that period could cause Lincolnway Energy to temporarily halt or discontinue the production of ethanol.

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

If Lincolnway Energy Ever Expands Or Attempts To Convert Its Plant To Another Fuel or Cellulosic Source, It Will Be Subject To The Risks Inherent In The Development And Construction Process.  If Lincolnway Energy ever determines to expand its existing ethanol plant or to pursue the construction of an additional ethanol plant, or to convert its plant to a fuel source other than coal or to convert from corn to a cellulosic source, Lincolnway Energy will be subject to the numerous material risks and uncertainties inherent in the development and construction process.  For example, it may be difficult to identify a suitable location for another ethanol plant because many favorable locations have already been acquired by other ethanol plants or ethanol plant developers.  Lincolnway Energy also believes that it could be difficult to obtain the necessary financing, at least at this time, given the generally unfavorable debt and equity financing market for the ethanol industry at the time of the preparation of this annual report.  Any expansion of Lincolnway Energy's plant or conversion of the plant to another fuel or cellulosic source may also involve some down time for the plant, which would in turn result in decreased ethanol and distiller's grain production.

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

Lincolnway Energy Is Leveraged And Has Debt And Debt Service Requirements.  Lincolnway Energy financed the construction and start-up of its ethanol plant with significant debt, and Lincolnway Energy will have loans outstanding from time to time under its operating and working lines of credit.  Lincolnway Energy has, however, lowered its outstanding debt since it commenced ethanol production in 2006 from $34,612,543 to $9,486,084 as of September 30, 2010.  Lincolnway Energy therefore does not believe that it was substantially leveraged at the time of the preparation of this annual report.

Lincolnway Energy may, however, increase its debt in the future, and the use of leverage creates risks.  For example, if Lincolnway Energy ever became unable to generate profits and cash flow to service its debt and its ongoing operations and working capital needs, Lincolnway Energy could be forced to reduce or delay capital expenditures or any expansion plans, sell assets or operations, obtain additional loans or capital or attempt to restructure its loans and other debt.  Lincolnway Energy also may not be able to renew, extend or replace any existing loans or financing arrangements Lincolnway Energy may have in place from time to time.  If any of those events occur, Lincolnway Energy will need to attempt to obtain additional financing through the sale of additional units or debt in Lincolnway Energy or through additional loans from other lenders, but there is no assurance that any of those steps would be successful.

Lincolnway Energy will also need to comply with the various restrictions and covenants that will be included as part of Lincolnway Energy's credit and loan agreements.  The restrictions and covenants will likely include prohibitions or restrictions on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy's members.  The credit and loan agreements will also likely require Lincolnway Energy to maintain various financial ratios and other similar financial covenants.  Those restrictions and requirements may limit Lincolnway Energy's flexibility in planning for, or reacting to, competition or changes in the ethanol industry and Lincolnway Energy's ability to pursue other perceived business opportunities.

Lincolnway Energy's loans are secured by liens on all of Lincolnway Energy's assets, and if Lincolnway Energy breaches any of its agreements with its lenders, the lenders will be able to foreclose on Lincolnway Energy's assets.

Lincolnway Energy's debt and leverage could at some point place it at a competitive disadvantage with competitors which have less debt or greater financial resources, and may also increase Lincolnway Energy's vulnerability to adverse economic or industry conditions or occurrences.

Lincolnway Energy's Financing Costs Will Rise If Interest Rates Increase.  Lincolnway Energy will be adversely affected by any increase in interest rates or other lending costs because Lincolnway Energy will likely generally have some outstanding loans or debt, which at times might be substantial.  Although difficult to predict and outside of Lincolnway Energy's control, it is possible that there may be increases in interest rates, at least over the longer term.

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 83%, 80% and 83% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends.  For example, the Chicago Board of Trade price of ethanol reached $2.365 on November 9, 2010, but was at $1.495 on July 28, 2010.

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

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol.  Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.  Some ethanol plants have delayed opening or have curtailed production due to the unfavorable market conditions which were in existence over the two to three year period preceding the date of this annual report.

Even if ethanol prices are generally favorable, Lincolnway Energy still may not be able to sell all of its ethanol, or at favorable prices.

Increases In Supplies Of Ethanol May Adversely Affect Ethanol And Ethanol Byproduct Prices.  Lincolnway Energy anticipates that there will continue to be increases in ethanol production over the long term, both in the United States and internationally.  For example, there will need to be increased ethanol production in order to meet the renewable fuels standards that were part of the Energy Independence and Security Act of 2007.

The existing renewable fuels standard requirements may at least provide some indirect price support as ethanol production increases to meet those standards, but it is possible that increasing ethanol production may at times lead or contribute to lower ethanol prices.  For example, at least currently, the demand for ethanol is primarily driven by the renewable fuels standard requirements, as opposed to general consumer demand, so if ethanol production exceeds the amounts required to meet the renewable fuels standard, there could be excess ethanol available, which would lower ethanol prices.

Excess ethanol production capacity could also result from decreases in demand for ethanol, which could result from a number of factors, such as regulatory developments at the federal or state level, reduced gasoline consumption in the United States or advancements in alternatives to gasoline or in other gasoline additives.

Any increase in ethanol production will also lead to increases in distillers' grains and corn oil production, and increased supplies of those products could also lead to lower prices for those products.

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E20, E30 and, in particular, E85.  There are various areas that need development and expansion in order for that to occur, including expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps.  A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive.  There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 69% of Lincolnway Energy's total annual operating costs, but the percentage could be higher dependent on the price of corn from time to time.  Accordingly, rising corn prices will lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets.  For example, corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel).  The cash corn price in Lincolnway Energy's local market area was approximately $5.32 per bushel as of November 30, 2010.  The corn price on the Chicago Board of Trade daily futures ranged from a low of $3.25 per bushel to a high of $5.29 per bushel during Lincolnway Energy's fiscal year ended September 30, 2010.

The supply and price of corn are influenced by many factors, including drought, hail and other adverse weather conditions; insects or disease; farmer planting decisions; imports; government policies and subsidies with respect to agriculture and international trade; and global and local demand and supply.  The price for corn in the market area encompassing Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets.  Lincolnway Energy will also compete for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby both the supply and price of corn.

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol.  The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future.  It is possible for the circumstance to arise where corn costs increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations, as some other ethanol plants did during 2008 and parts of 2009.  Any suspension of operations could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

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

Transportation costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped relatively long distances to a terminal where the ethanol can be blended with gasoline.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, coal and other inputs will adversely affect Lincolnway Energy's business, results of operation and financial position.  Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time.  Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses and which will adversely affect Lincolnway Energy's financial condition.

There Are Many Factors Important To The Success Of An Ethanol Plant That Are Beyond The Control Of Lincolnway Energy.  Lincolnway Energy's ability to successfully operate its ethanol plant and to market the ethanol, distillers grains and corn oil produced at the plant are subject to numerous factors and risks.

Some of those factors and risks relate directly to Lincolnway Energy, such as Lincolnway Energy's ability to retain qualified employees and other personnel, and on favorable terms, labor disputes or other employee issues, and unforeseen accidents at, or damages to, Lincolnway Energy's plant or other facilities.

Some of the factors and risks relate to the fact that the agricultural economy and the economy in general, and market prices and futures prices for oil, gasoline, ethanol, distiller's grains, corn oil, corn, coal and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors.  It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

•	Changing supply and demand relationships and trade deficit issues;
•	Weather and other environmental conditions;
•	Acts of God, including drought and storms;
•	Agricultural, fiscal, monetary, economic, trade and exchange control programs and policies of governments;
•	International, national, regional and local political and economic events and policies;
•	Changes in fuel and energy costs or in interest rates or rates of inflation;
•	Controversies or disputes about the use of biotechnology in crops, or errors or adverse reactions caused by the use of biotechnology in crops;
•	Infestations or diseases in crops;
•	Acts of terrorism or war, both nationally and internationally;
•	Railcar or truck shortages or strikes within those industries;
•	Environmental and other regulations which impact both the demand for ethanol and the cost of operation of an ethanol plant;
•	Governmental incentives related to ethanol;
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

Most of the above factors or occurrences cannot be controlled by Lincolnway Energy, and it will be impossible to always accurately predict or identify which factors are relevant or are likely to occur.

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

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy will likely attempt to minimize the effects of the volatility of corn, coal, ethanol, distiller's grains and other prices by entering into forward pricing contracts and taking positions in the futures markets.  The primary intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy, corn, coal or other inputs and the price at which Lincolnway Energy can sell its ethanol, but not all of the positions may be able to be properly categorized as being for hedging purposes.  Any attempt by Lincolnway Energy to use the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors which are beyond the control of anyone.  Some of those factors include those noted above in "There Are Many Factors Important To The Success Of An Ethanol Plant That Are Beyond The Control Of Lincolnway Energy."  Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake, and Lincolnway Energy may at times choose not to engage in any such transactions.  As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of corn or coal or decreases in the price of ethanol or unleaded gasoline.

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

Lincolnway Energy believes that increased regulation of plants powered by coal, such as Lincolnway Energy's ethanol plant, is particularly likely.  Lincolnway Energy also foresees the possibility of increased regulation of ethanol plants arising from carbon footprint and life cycle and indirect land use change type analysis by regulators.

For example, in 2009, the State of California adopted a state low carbon fuels standard, which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a life cycle analysis that includes indirect land use change considerations.  The current predominant views on how to apply a life cycle and indirect land use change analysis (including those of the United States EPA) generally lead to results that are not favorable to coal or to ethanol, and that is the case for California.  The practical effect of California's low carbon fuel standard is that it precludes grain-based ethanol from outside California.

The Renewable Fuels Association, together with other parties, have filed a lawsuit challenging California's low carbon fuel standard on the grounds that it violates both the supremacy clause and the commerce clause of the U.S. Constitution.  California represents a significant ethanol market, and if corn based ethanol cannot be utilized in California, it could significantly reduce demand for corn-based ethanol such as that produced by Lincolnway Energy.  Various other states are also looking at implementing low carbon fuel standard requirements for their states, so the outcome of the California lawsuit could have significant effects on the ethanol industry.

Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities.  The nature of Lincolnway Energy's operations will expose it to the risk of environmental and health and safety claims and property damage claims.  For example, if any of Lincolnway Energy's operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others which may have been affected by the pollution or spill.  Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol.  Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy's control and which are possible in Lincolnway Energy's business, such as fire, explosions or blowouts.  A serious environmental violation or repeated environmental violation could result in Lincolnway Energy being unable to construct or operate any additional ethanol plants and the loss of defenses to nuisance suits.  Lincolnway Energy may also be unable to obtain financing or necessary permits if Lincolnway Energy is subject to any pending administrative or legal action regarding environmental matters.  Any of those types of events could have a material adverse effect on Lincolnway Energy's financial condition and future prospects.

There Is Continuing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry based upon claims that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The claims also include environmental type allegations, including that increased corn acreage and ethanol production could strain water supplies and worsen pollution in rivers and streams.  The criticisms also include that ethanol production is leading to land use changes, including the clearing of rain forests and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which in turn releases carbon into the atmosphere that has been stored in the soil and otherwise has negative environmental impacts.  The continuing and growing criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association and through the United Nations.

The criticism of the ethanol industry could lead to reduced governmental supports for the industry and reduced public support and use of ethanol.  The current criticisms are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol.  Lincolnway Energy's plant can only produce ethanol from corn.

Loss Of Current Governmental Support And Incentives For Ethanol Could Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy's Results Of Operations And Financial Position.  There are various federal and state laws and regulations and programs which have lead to the increasing use of ethanol, including various subsidies, tax exemptions and other forms of financial incentives.  Some of the laws provide economic incentives to produce or use ethanol and some of the laws mandate the use of ethanol.  No guarantee can be given that any of those laws, regulations or programs will be continued, and the revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use and price of ethanol in a material way.  Governmental support of the ethanol industry may decrease due to governmental budget issues.  The current governmental support of the ethanol industry may also decrease as the ethanol industry matures and advances, or in the event of any adverse environmental or other occurrences in the ethanol industry.

As noted above, the biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol production.  Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Another continuing regulatory or governmental support issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of greater than 10% ethanol blends in conventional automobiles, sometimes referred to as the "blend wall."  Advocates have been lobbying the EPA and Congress to increase the permitted percentage for all vehicles from anywhere to 12% to 20%.  The EPA did act in October of 2010 to raise the permitted ethanol blend from 10% to 15% in vehicles produced in 2007 or later, but that action was not viewed as significant to the ethanol industry because of the limitation to vehicles made in 2007 or later and also because many retailers do not have the pumping equipment needed in order to offer E15.  As of the preparation of this annual report, the EPA was considering the use of E15 in vehicles built from 2001 to 2006, but no decision had been announced by the EPA at the time of the preparation of this annual report.

One key component of the federal government's support for the ethanol industry is the renewable fuels standard that arose out of the Energy Independence and Security Act of 2007.  Under that legislation, the renewable fuels mandate was increased to 36 billion gallons by 2022, with that requirement broken down among conventional biofuel, which includes ethanol derived from corn starch, advanced biofuels and cellulosic biofuels.  There continue to be, however, difficulties in developing cellulosic biofuel technologies, and in the practicalities of harvesting, moving and storing some of the fuel stocks which could be utilized to meet the cellulosic renewable fuels standard (such as cornstalks and stover), as well as difficulties in obtaining the capital needed to fully commercialize those technologies.  The EPA therefore has reduced the target for cellulosic biofuels for the renewable fuels standard for 2011, with the total RFS2 requirement for 2011 remaining at 13.95 billion gallons, but with 12.6 billion gallons being from starch-based ethanol and the remaining 1.35 billion gallons being a combination of biodiesel and other advanced biofuels, including a 6.6 million gallon requirement specifically for cellulosic biofuels.  It is unclear how any continuing inability to meet the renewable fuels standard, whether due to technology or financing issues, would affect governmental or public views of the ethanol industry or the existing renewable fuels standard.

Some other key areas of legislative interest in the ethanol industry are increasing the required use of flexible fuel vehicles, particularly E85 vehicles, and blender pumps, and providing incentives to develop and utilize blender pumps.

The actions of states are also important to the ethanol industry, and some states, such as Iowa and Minnesota, have various requirements which support the ethanol industry.  A key state, however, California, has passed a low carbon fuel standard which will effectively shut out grain-based ethanol from outside California in the coming years.  As noted elsewhere, a lawsuit has been brought challenging California's low carbon fuel standard, and the outcome of that litigation could have significant effects on the ethanol industry, in particular if California's legislation is allowed to stand, and other states adopt similar legislation.  The legislation adopted by California, and any other similar legislation that would be adopted by any other states, could make it difficult to timely meet the renewable fuels standard.

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

Competition From Other Ethanol Producers Or Energy Sources Could Adversely Affect Lincolnway Energy And Could Reduce Lincolnway Energy's Profitability.  The ethanol industry is competitive and will likely become increasingly more competitive.  The competitors include both regional farmer-owned entities, and also the major oil companies and other large companies.  The U.S. ethanol industry may also face increasing competition from international suppliers of ethanol.

Any increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy's results of operations and financial position.

Many competitors will have greater production capacity and/or greater capital or other financial resources, any of which may make it difficult for Lincolnway Energy to compete with the competitor.  A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol will also experience competition from other plants which produce ethanol from other products.   For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass.  Various federal incentives have been enacted to encourage and support the development of cellulosic based ethanol production, and the Energy Independence and Security Act of 2007 provides that 16 billion gallons of the 36 billion gallon renewable fuels mandate for 2022 must come from cellulosic biofuel.  Approximately 25 companies were developing cellulosic based ethanol plants as of January 2010.  Cellulosic and other ethanol technologies are viewed by many as the "next generation" ethanol technologies.

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

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products.  For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells.  A breakthrough or discovery in any research could conceivably occur at any time, and will occur at some point, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete over time.  There will be increased incentives to develop alternatives to petroleum based fuel products given the recent high gasoline prices and uncertainty in the Middle East.  It is also commonly agreed that the dependence of the U.S. on foreign oil places the U.S. in difficult political and economic circumstances, and the federal government will likely assist in the development of alternatives to petroleum based fuel products given the issues that arise from the dependence of the U.S. on foreign oil.

Technological Advances Could Make Lincolnway Energy's Ethanol Plant Less Competitive.  Technological advances in the processes and procedures for producing ethanol and in the efficiency of ethanol plants are continually occurring, and further ongoing advances should be expected.  It is possible that those advances could make the processes and procedures that are utilized at Lincolnway Energy's ethanol plant or the ethanol and/or other by-products produced at the ethanol plant less competitive when compared to other producers.  Any modifications or changes to Lincolnway Energy's ethanol plant to utilize any new technology could be technologically or cost prohibitive, and could, at least initially, reduce Lincolnway Energy's profitability.

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

Risks Relating To Lincolnway Energy's Units.

Lincolnway Energy's Units Are Not A Liquid Investment.  No market exists for Lincolnway Energy's units.  A market will not develop for the units because the units are not freely transferable and can only be sold, assigned or otherwise transferred in compliance with the federal and applicable state securities laws and the terms and conditions of the second amended and restated operating agreement and unit assignment policy of Lincolnway Energy, which require the prior approval of the board for all sales and assignments of any units.  The restrictions set out in the securities laws, the second amended and restated operating agreement and the unit assignment policy may at times preclude the transfer of a unit.  The units are therefore not a liquid investment.

There Is No Guarantee Of Any Distributions From Lincolnway Energy.  Lincolnway Energy is not required to make any distributions to its members.  Lincolnway Energy could also be prohibited, or at least limited or restricted, from making any distributions under the terms of Lincolnway Energy's credit and loan agreements.  Lincolnway Energy's financial situation may also not allow it to make any distributions to its members in any event.  The payment of distributions will also always be at the discretion of the board of Lincolnway Energy and will depend on, among other things, the board's analysis of Lincolnway Energy's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions regarding the payment of distributions and any other considerations that the board deems relevant.  There is therefore no assurance of regular distributions, or any distributions at all, to Lincolnway Energy's members.

The Staggered Terms Of Lincolnway Energy's Board May Delay Or Prevent Lincolnway Energy's Acquisition By A Third Party.  Lincolnway Energy's second amended and restated operating agreement provides for three classes of directors, based upon the term of office, with each director holding a three year term.  Some view that type of provision as making more difficult, or as deterring, a merger, tender offer or acquisition involving Lincolnway Energy that might result in the members receiving a premium for their units.

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

The Internal Revenue Service Could Challenge Allocations And Audit Lincolnway Energy's Tax Returns.  The second amended and restated operating agreement of Lincolnway Energy provides for the allocation of profits, losses and credits among the members.  The Internal Revenue Service might challenge those allocations and reallocate various items in a manner which reduces deductions or increases income to the members, both of which would result in additional tax liability for members.

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

Lincolnway Energy's ethanol plant and related facilities include the following material buildings and related fixtures and equipment:

•	process building containing lab, offices and control room;
•	maintenance building containing offices, storage and a welding shop;
•	administration building containing furniture and fixtures, office equipment, computers, telephone system, board room and grain receiving; and
•	rail spur, paved access roads, dryers, evaporators, fermenters, grain bins and storage facilities for ethanol and distiller's grains.

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

Lincolnway Energy also owns approximately 112 acres of real estate which is adjacent to the 160 acre parcel noted above.  Lincolnway Energy purchased this real estate primarily for possible use in the construction of additional railroad spur tracks, but the real estate could also be used as part of any future expansion of Lincolnway Energy's business.  Except as noted in the following paragraph, Lincolnway Energy does not, however, have any definite plans for the use of the real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during 2011.

In October, 2010, Lincolnway Energy entered into an agreement with JB Holland Construction, Inc. to perform the dirt work for the additional rail spur to be added to the existing track.  Lincolnway Energy anticipates signing the agreement for the construction of the rail spur in the spring of 2011.

Lincolnway Energy leases 90 rail cars which are used for transporting distiller's grains.  The lease has a five year term which is scheduled to expire on March 25, 2011.  Lincolnway Energy also leases 130 tank rail cars that are used for transporting ethanol.  The scheduled term of leases goes to February 2011 for 30 cars and September 2016 for 100 cars.

Lincolnway Energy also leases various miscellaneous office equipment and equipment utilized in the operation of the ethanol plant.

Item 3.	Legal Proceedings.

Except as noted in the following paragraph, as of the date of this annual report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. As of the date of this annual report, Lincolnway Energy was not aware that any governmental authority was contemplating any material proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of Green Shift Corporation.  The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036.  The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation.  The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law.  The Complaint claims damages of at least a reasonable royalty rate and lost profits.  The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284.  The case has been transferred to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings.  No initial disclosures have yet been exchanged and no discovery has yet been completed.  Lincolnway Energy is therefore unable to determine at this time if the Complaint will have a material adverse effect on Lincolnway Energy.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2010, which were held of record by 977 different members.  The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2010.

Lincolnway Energy's units are not listed on any exchange, and there is no public trading market for Lincolnway Energy's units.  An investment in Lincolnway Energy's units is not a liquid investment because the second amended and restated operating agreement of Lincolnway Energy establishes various conditions on the issuance of additional units and various restrictions on the sale, assignment or other transfer of units.

The second amended and restated operating agreement of Lincolnway Energy provides that the board of Lincolnway Energy may not issue any units for a consideration or value of less than $500 per unit or issue more than an aggregate of 45,608 units, without the vote of the members, except that the directors of Lincolnway Energy may effectuate a split of the outstanding units into a lesser or greater number of units, based upon a uniform multiple, without the vote of the members.  In that event, the $500 amount and the 45,608 amount shall also be increased or decreased in accordance with the multiple that was utilized in the split of the units.  The second amended and restated operating agreement also provides that Lincolnway Energy may not issue any units to any director or officer of Lincolnway Energy in their capacity as such, without the vote of the members.  The necessary vote in any of the circumstances described in this paragraph is the vote of the members holding at least a majority of the outstanding units represented at a meeting at which a quorum of the members is present.  The members holding at least 25% of the outstanding units constitute a quorum at any meeting of the members.

The second amended and restated operating agreement of Lincolnway Energy also provides that no member shall, directly or indirectly, own, hold or control more than 49% of the outstanding units at any time, unless the member exceeds that percentage by reason of Lincolnway Energy purchasing units.  The second amended and restated operating agreement provides that for this purpose a member will be deemed to indirectly own, hold and control all units which are owned by the member's spouse or any of the member's parents or minor children and by any entity of which any one or more of the member or any of those relatives owns at least 10% of the outstanding voting equity of the entity.

The second amended and restated operating agreement of Lincolnway Energy also establishes restrictions on the sale, assignment or other transfer of units.

The second amended and restated operating agreement provides that a member may not sell, transfer, assign or otherwise dispose of or convey any units, whether voluntarily or involuntarily, or grant a security interest in any units, except in compliance with the second amended and restated operating agreement and also only with the prior written approval of the board of Lincolnway Energy and in compliance and accordance with the policies and procedures as may be adopted from time to time by the board.  The board is authorized to adopt and implement those policies and procedures for any reasonable purpose, as determined by the board.  A reasonable purpose includes prohibiting, restricting, limiting, delaying or placing conditions on any assignment of units which, alone or together with any other past or anticipated assignments, would or might reasonably be determined to:

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

•	Violate any term or condition of the second amended and restated operating agreement, including the 49% ownership limitation noted above;

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

The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy.  Lincolnway Energy's current unit assignment policy mirrors the terms of the second amended and restated operating agreement and provides that all assignments require the prior approval of the board, and that the board may prohibit, restrict, limit, delay or place conditions on any assignment which might have any of the effects described in the preceding subparagraphs.  Several of those potential effects could be applicable to Lincolnway Energy at any given time.

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

Lincolnway Energy has established a qualified matching service on Lincolnway Energy's website, and the second amended and restated operating agreement of Lincolnway Energy includes a repurchase provision which complies with the safe harbor for a repurchase option under the publicly traded partnership rules.  There are numerous conditions and requirements in both the qualified matching service and the repurchase option, so neither provides any significant liquidity for Lincolnway Energy's units.  Also, Lincolnway Energy has no obligation to purchase any units under the repurchase provisions in the second amended and restated operating agreement.

Lincolnway Energy has not made any repurchases of its units pursuant to the repurchase provisions set forth in the second amended and restated operating agreement.

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

The second amended and restated operating agreement and the unit assignment policy both contemplate that a member desiring to assign any units must present Lincolnway Energy with a unit assignment application and any other information requested by the board.  The board is not required to act on a unit assignment application until the next regularly scheduled meeting of the board which follows the date on which Lincolnway Energy receives the completed and executed unit assignment application.

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

Lincolnway Energy has declared five distributions since Lincolnway Energy was organized in May 2004.  The first distribution was declared in November 2006 and was in the amount of $150 per unit, resulting in an aggregate distribution of $6,428,850.  The second distribution was declared in May 2007, and was in the amount of $200 per unit, resulting in an aggregate distribution of $8,409,800.  The third distribution was declared in November 2007, and was in the amount of $125 per unit, resulting in an aggregate distribution of $5,256,125.  The fourth distribution was declared in May 2008, and was in the amount of $75 per unit, resulting in an aggregate distribution of $3,153,675.  The fifth distribution was declared in February 2010, and was in the amount of $50 per unit, resulting in an aggregate distribution of $2,102,450.

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time.  For example, although a distribution was declared in November of both 2006 and 2007 and in May of both 2007 and 2008, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008, May 2009 or in November 2009, given the generally unfavorable economic outlook and the prevailing conditions in the ethanol industry.  As noted above, Lincolnway Energy did declare a distribution in February of 2010, but it was at a lower per unit amount than the prior distributions by Lincolnway Energy.  Although no firm decision has been made, it is possible that no, or perhaps reduced, distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2011.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2010 to September 30, 2010.  As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

Item 6.	Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006 with respect to the statements of operations data, and as of September 30, 2010, 2009, 2008, 2007 and 2006 with respect to the balance sheet data.  The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2010	2009	2008	2007	2006

Revenues	$114,373,268	$110,223,531	$147,040,911	$118,783,540	$44,883,457

Cost of goods sold	106,744,081	113,576,938	138,309,541	94,233,456	25,886,144

Gross profit(loss)	7,629,187	(3,353,407)	8,731,370	24,550,084	18,997,313

General and administrative expense	2,440,390	2,366,638	2,647,368	2,903,436	2,082,597

Operating income (loss)	5,188,797	(5,720,045)	6,084,002	21,646,648	16,914,716

Interest expense	(851,358)	(860,303)	(1,430,469)	(2,228,179)	(1,281,287)

Other income-interest and grant	25,019	165,007	181,895	536,897	274,292

Net income (loss)	$4,362,458	$(6,415,341)	$4,835,428	$19,955,366	$15,907,721

Weighted average units outstanding	42,049	42,049	42,049	42,519	42,293

Net income (loss) per unit - basic and diluted	$103.75	$(152.57)	$115.00	$469.33	$376.13

Cash distributions per unit	$50.00	$-	$200.00	$350.00	$-

	2010	2009	2008	2007	2006

Working Capital	$11,493,635	$6,670,560	$10,216,873 $	11,845,308	$6,548,336

Net Property Plant & Equipment	$49,821,446	$57,293,563	65,010,487	71,617,762	78,170,697

Total Assets	$65,898,900	$71,092,101	90,516,722	88,820,957	93,027,237

Long-Term Obligations	$9,859,711	$14,938,584	19,998,369	24,743,372	29,548,706

Members' Equity	$52,239,260	$49,979,252	56,394,593	59,968,965	55,662,249

Book Value per Member Unit	$1,242	$1,189	1,341	1,426	1,299

Lincolnway Energy's ethanol plant became operational during May 2006.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Lincolnway Energy is an Iowa limited liability company that was formed on May 19, 2004 for the purpose of constructing and operating a dry mill, coal fired ethanol plant. Lincolnway Energy has been engaged in the production of ethanol and distillers grains since May 22, 2006, and the plant became fully operational on June 22, 2006.  The ethanol plant produced 55,233,754 gallons of ethanol during the fiscal year ended September 30, 2010.  Lincolnway Energy had a planned shut down during the months of October 2009 and May 2010 to complete routine maintenance work.

Lincolnway Energy's revenues for the fiscal year ended September 30, 2010 were derived from the sale of Lincolnway Energy's ethanol to Green Plains Trading Group, LLC. (GPTG), the sale of its distiller's grains to Hawkeye Gold, LLC, the sale of its corn oil to FEC Solutions, LLC (FECS), and the sale of its carbon dioxide (C02) to EPCO Carbon Dioxide Products, Inc.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and GPTG. This agreement became effective on October 1, 2009.  Prior to that Lincolnway Energy had a marketing agreement with RPMG.  The purchase price payable to Lincolnway Energy is GPTG’s contract selling price for the ethanol in question, less various costs and a fee to GPTG.  The ethanol marketing agreement includes a minimum purchase price.  Title and all risk of loss and damage to all ethanol commences at the time the ethanol passes across the inlet flange into the rail cars or tank cars of the GPTG carrier at the Lincolnway Energy plant.

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

Lincolnway Energy entered into agreements on April 16, 2010 with EPCO Carbon Dioxide Products, Inc. pursuant to which EPCO will construct a plant on Lincolnway Energy’s site to collect the carbon dioxide which is produced as part of the ethanol process, convert that raw carbon dioxide into liquid carbon dioxide gas, and market the liquid carbon dioxide.  The EPCO plant became fully operational in August 2010.  Lincolnway Energy entered into a site lease agreement with EPCO and shall continue until the agreement is terminated by either party due to breach or nonfulfillment.  Lincolnway Energy also entered into a purchase and sale agreement with EPCO.  The purchase price payable to Lincolnway Energy for the C02 gas provided shall be a price per ton based off of EPCO’s shipped tons.  EPCO has agreed to a take or pay obligation for each contract year the greater of 180 shipped tons per day or 70% of the annual liquid CO2 liquid production capacity of the EPCO plant at full capacity.

Air Quality Permit Application

Lincolnway Energy submitted an application for a 250 ton per year air quality permit to the Iowa Department of Natural Resources (IDNR) on August 28, 2008. The IDNR is currently in the process of reviewing the application. The review process is very thorough and often times can take in excess of a year.

Lincolnway Energy believes that its current levels of emissions will comply with the conditions that need to be met in order to comply with the new permit conditions.  Due to the progress made by the IDNR on the new permit and the modeling required, the IDNR has issued a variance to Lincolnway Energy’s present operating permit to allow Lincolnway Energy to operate at the higher production level requested in the new permit.   Once the new permit is issued, Lincolnway Energy may be subject to higher ongoing compliance testing and operating costs under the new air quality permit.

Comparison of Fiscal Years Ended September 30, 2010 and 2009

Statements of Operations Data:	2010		2009
	Amount	%	Amount	%

Revenues	$114,373,268	100.0	$110,223,531	100.0

Cost of goods sold	106,744,081	93.3	113,576,938	103.0

Gross profit(loss)	7,629,187	6.7	(3,353,407)	(3.0)

General and administrative expense	2,440,390	2.1	2,366,638	2.1

Operating income(loss)	5,188,797	4.6	(5,720,045)	(5.1)

Interest expense	(851,358)	(0.7)	(860,303)	(0.8)

Other income-interest	25,019	-	165,007	0.1

Net income(loss)	$4,362,458	3.9	$(6,415,341)	(5.8)

Revenues from operations for the fiscal year ended September 30, 2010 were approximately $114.4 million, consisting of $93.2 million of ethanol sales (net of hedging activity) (81%), $19.4 million in distiller's grains sales (17%) and $1.7 million of corn oil, syrup and CO2 sales (2%).  Revenues increased in fiscal year 2010 by approximately 4%, when compared to the fiscal year 2009. Lincolnway Energy sold approximately 55.1 million gallons of ethanol at an average gross price of $1.72 per gallon, 129,958 tons of dried distillers grains at an average gross price of $145.38 per ton, and 19,892 tons of wet distillers grains at an average gross price of $27.19 per ton during the fiscal year ended September 30, 2010.  Lincolnway Energy also sold approximately 2,913 tons of corn oil at an average gross price of $508.00 per ton during the 2010 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2010 resulted from a 4.4% increase in ethanol sales volume and a 3.0% increase in price for ethanol as compared to the previous fiscal year. The increase in sales volume is due to a maintenance shutdown that lasted longer than expected in the previous fiscal year and also plant improvements that were made in fiscal year ended September 30, 2010 that increased the production rate throughout the fiscal year.  The revenues for the year ended September 30, 2010 include a combined unrealized and realized net loss on derivative ethanol contracts of $1.4 million compared to a $10,440 gain for the year ended September 30, 2009.

Management believes that the ethanol industry has reacted to the oversupply by curtailing production and this has allowed for the price of ethanol to begin to recover for Lincolnway Energy’s fiscal year 2010.  However, much of this idled capacity could come back into production within the first calendar quarter of 2011, which could negatively impact ethanol prices. Management believes that the ethanol industry must continue to grow demand in order to increase or sustain current ethanol prices. See additional market information below in the Risks, Trends and Factors that May Affect Future Operating Results section of this Item.

The average price Lincolnway Energy received for its dried distiller's grains decreased to $145.38 per ton in fiscal year 2010, from $154.74 per ton in fiscal year 2009.    Management believes the decrease in the price for distiller's grains is a result of the decrease in the price of corn because decreased corn prices affects the price of distiller's grains because animal feeding operations substitute distiller's grains as animal feed in place of corn.  Management expects that distiller's grains prices could decrease slightly in the foreseeable future as the supply of distiller's grains increases as a result of increased ethanol production.

Lincolnway Energy anticipates that its results of operations for the remainder of calendar year 2010 and for 2011 will continue to be affected by a surplus of ethanol and volatility in the commodity markets.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2010 totaled approximately $106.7 million, which was a decrease of 6% when compared to fiscal year 2009.  The decrease in cost of goods sold for the 2010 fiscal year is primarily due to a 3% decrease in the average cost of corn per bushel for fiscal year 2010.   Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs excluding hedging activity for the fiscal year ended September 30, 2010 totaled approximately $70.4 million, compared to $70.4 million for fiscal year 2009. Approximately 19.7 million bushels of corn was ground during fiscal year 2010 at an average cost of $3.59 per bushel, compared to 18.8 million bushels at an average cost of $3.70 for fiscal year 2009. The increase in bushels ground was due to an increase in production during fiscal year 2010. Corn hedging activity includes a combined unrealized and realized net gain of $1.5 million from derivative instruments compared to a $3.9 million combined unrealized and realized net loss for fiscal year 2009.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 64.9% of cost of goods sold for the fiscal year ended September 30, 2010, compared to 64.6% of costs of goods sold for fiscal year 2009.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2010 totaled approximately $8.8 million or 8% of cost of goods sold, compared to $8.1 million, or 7% of cost of goods sold, for the 2009 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2010, Lincolnway Energy purchased approximately 98,500 tons of coal at an approximate total cost of $6.0 million compared to approximately 95,000 tons at an approximate cost of $5.6 million for fiscal year 2009. Electricity and propane costs amounted to approximately $2.6 million, an increase of $.3 million from fiscal year 2009 and approximately $.3 million of sodium bicarbonate, sand and lime cost for fiscal year 2010 that is added to the combustor with the coal. The increase in energy cost is due to a price increase for coal and electricity and the increase in production gallons for the fiscal year 2010.

Ingredient costs for the fiscal year ended September 30, 2010 totaled approximately $5.0 million or 5% of cost of goods sold, compared to $5.3 million, or 5% of cost of goods sold, for the 2009 fiscal year.  Ingredient costs consist of denaturant, enzymes and process chemicals. Denaturant costs (natural gasoline) increased $.5 million for the fiscal year ended September 30, 2010 compared to fiscal year 2009.  Denaturant cost have increased significantly from an average cost per gallon of $1.38 for the 2009 period, compared to $1.87 for the 2010 period. The increase was offset by a decrease in process chemical costs of $.8 million for the 2010 period. The decrease is a result of chemical improvements that required less usage of process chemicals and also the price of a few process chemicals were lower for the fiscal year 2010 compared to fiscal year 2009.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.3 million, or 4.9% of cost of goods sold, for the fiscal year ended September 30, 2010, compared to $4.8 million, or 4.2% of cost of goods sold, for fiscal year 2009. The increase in cost is due to increased labor costs and higher repair and maintenance and plant cost due to increased production and the wear and tear on the plant.

Depreciation totaled approximately $7.6 million, or 7% of cost of goods sold, for the fiscal year ended September 30, 2010, compared to $7.7 million, or 7% of cost of goods sold, for fiscal year 2009.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $10.4 million, or 9.8% of cost of goods sold, during the fiscal year ended September 30, 2010, compared to $13.8 million, or 12% of cost of goods sold, for fiscal year 2009.  The decrease is in part due to changing ethanol marketers in the 2010 fiscal year.  The current ethanol marketer prices a majority of the ethanol contracts at an FOB price to Nevada, Iowa.  The freight is built into the price of ethanol rather than broken out as a separate cost.  The prior ethanol marketer sold a large percentage of ethanol on a delivered basis and the freight cost was separate.

General and administrative expenses totaled approximately $2.4 million during the fiscal year ended September 30, 2010, compared to $2.4 million for fiscal year 2009.

Other income and expense totaled approximately $.8 million net expense during the fiscal year ended September 30, 2010, compared to $.7 million net expense for fiscal year 2009. The increase in net expense is due to a decrease in other income for the 2010 fiscal year.

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

Management believed that the decrease in the price of ethanol was due to surplus supply of ethanol in fiscal year 2009. The ethanol industry has reacted to the oversupply by curtailing production and this has allowed for the price of ethanol to begin to recover near the end of Lincolnway Energy’s fiscal year 2009.

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

Energy costs for the fiscal year ended September 30, 2009 totaled approximately $8.1 million or 7% of cost of goods sold, compared to $8.2 million, or 6% of cost of goods sold, for the 2008 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2009, Lincolnway Energy purchased approximately 95,000 tons of coal at an approximate total cost of $5.6 million.  Electricity and propane costs amounted to approximately $2.3 million and $.2 million of sand and lime cost to add to the combustor with the coal.

Ingredient costs for the fiscal year ended September 30, 2009 totaled approximately $5.3 million or 5% of cost of goods sold, compared to $6.8 million, or 5% of cost of goods sold, for the 2008 fiscal year.  Ingredient costs were lower for the fiscal year 2009 due to a decrease in ethanol production from the previous fiscal year.   Ingredient costs consist of denaturant, enzymes and process chemicals.

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

Risks, Trends and Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the production process.  These include corn, ethanol, and distillers’ grain co-products.  Since the correlation of prices between these commodities is not always perfectly correlated, and is often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices.  The prices of these commodities is determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends.  Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Corn

Corn values were relatively stable through most of the 2010 fiscal year, with cash corn in Lincolnway Energy’s geography generally worth $3.10 to $4.00 per bushel through most of the production year.  However, in July 2010 the supply and demand balance sheet began to appear tighter than was previously expected in the marketplace due to decreasing crop yield expectations in the US, decreasing feed wheat expectations in the Black Sea region, and increasing import potential by China.  The corn balance sheet for the new crop has since reduced expected corn excess supply from 1.5 billion bushels to 827 million bushels, the lowest excess supply number in recent history.  As such, corn values have increased by over $2.00 per bushel and returned to an increasingly volatile atmosphere.

Ethanol

Ethanol demand and production continue to incrementally increase in accordance with the RFS2 (Renewable Fuels Standard) requirements. Recent installed US ethanol capacity is cited at 14.25 billion gallons per year. Recent annualized production amounts show that the industry as a whole is producing at a rate of approximately 13.3 billion gallons per year. Demand for ethanol is slightly less than recent production rates. Annualized domestic demand has been 12.6 billion gallons and export demand has been 520 million gallons for a total annualized demand of approximately 13.12 billion gallons per year. Ethanol demand is limited recently by overall gasoline demand. With the functional ethanol inclusion rate for non-flex fuel vehicles at 10%, demand has reached 9.2% of the total US gasoline usage pool. This leaves little room for continued growth, assuming flat overall domestic gasoline usage. Recently a waiver to allow blends of E15 on 2007 and newer vehicles was approved by EPA, but faces many logistical, legal, and regulatory hurdles before an affect can be felt on ethanol demand.

Other/Regulatory/Governmental

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

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 45¢ per gallon of ethanol blended with gasoline.  VEETC is scheduled to expire on December 31, 2010.  On December 17, 2010, a bill was signed to extend the VEETC for one year through 2011.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck. For distiller's grains, title passes upon the loading of distiller's grains into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that the railcars have been loaded and are available for billing.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller's grain are included in costs of goods sold.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and RPMG until approximately September 30, 2009, at which time Lincolnway Energy began selling its ethanol production to Green Plains Trade Group LLC, as is discussed above in the "Overview" section of this Item.  The purchase price payable to Lincolnway Energy under its agreement with Green Plains is Green Plains' contract selling price for the ethanol in question, less various costs and a fee to Green Plains, but the agreement includes a minimum purchase price.

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

Lincolnway Energy's corn oil production is sold to FEC Solutions, LLC. For corn oil, title passes upon the loading of the corn oil into the trucks. The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to 5% of the FOB sales price.

Lincolnway Energy's CO2 production is sold to EPCO Carbon Dioxide Products, Inc. For CO2, title passes at the point at which the carbon dioxide pipe from Lincolnway Energy's plant joins the corresponding pipe from the EPCO plant.  The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy during each calendar month is based upon EPCO's shipped tons of liquid carbon dioxide.  Under the agreement, EPCO agrees to purchase, during each contract year, a minimum of the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity, with that capacity to be determined in accordance with the testing processes set out in the agreement.  The "take or pay" obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year.  Lincolnway Energy began selling CO2 to EPCO in August 1, 2010.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2010, 2009 and 2008 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

The effects on operating income from derivatives is as follows for the years ending September 30, 2010, 2009 and 2008:

	2010	2009	2008

Increase (decrease) in revenue due to derivatives
related to ethanol sales:
Realized	$45,434	$10,440	$(2,174,662)
Unrealized	(1,483,997)	-	(28,492)
Total effect on revenue	(1,438,563)	10,440	(2,203,154)

(Increase) decrease in cost of goods sold due to
derivates related to corn costs:
Realized	604,475	(3,783,088)	6,280,771
Unrealized	849,475	(72,350)	(2,836,100)
Total effect on cost of goods sold	1,453,950	(3,855,438)	3,444,671

Total (decrease) increase to operating income due to derivative activities	$15,387	$(3,844,998)	$1,241,517

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Liquidity and Capital Resources

On September 30, 2010, Lincolnway Energy had $2.9 million in cash and equivalents and $10.0 million available under a committed loan agreement.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distillers grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009

Net cash provided by operating activities	$8,811,200	$1,695,816

Net cash (used in) investing activities	(847,730)	(755,053)

Net cash (used in) financing activities	(10,930,307)	(3,826,864)

For the fiscal year ended September 30, 2010, cash provided by operating activities was $8.8 million, compared to cash provided by operating activities of $1.7 million for the fiscal year ended September 30, 2009. The $7.1 million increase is primarily due to an increase in net income for fiscal year 2010 of $10.8 million offset by $3.8 million resulting from a net increase in working capital components for the fiscal year ended September 30, 2010.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $.1 million for the fiscal year ended September 30, 2010, when compared to the fiscal year ended September 30, 2009.  The increase is primarily due to an increase of capital expenditures for the fiscal year 2010.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities increased by $7.1 million for the fiscal year ended September 30, 2010, when compared to the fiscal year ended September 30, 2009.  The increase is due to an increase in distribution payments of $2.1 million to the members and an increase of $5.0 million of additional payments made on long-term borrowing compared to the 2009 fiscal year.

Management believes that margins will stay stable for the first quarter in fiscal year 2011, and if demand for ethanol continues to grow and corn prices stay stable, Lincolnway Energy could see improved margins throughout the fiscal year.  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet covenants.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will having access to its $10 million line of credit.

As of September 30, 2010, Lincolnway Energy was in compliance with all covenants in its loan agreements with Co-Bank.

The following table shows cash flows for the fiscal years ended September 30, 2009 and 2008:

	Year ended September 30,
	2009	2008

Net cash provided by operating activities	$1,695,816	$14,190,197

Net cash (used in) investing activities	(755,053)	(1,100,344)

Net cash (used in) financing activities	(3,826,864)	(12,235,713)

For the fiscal year ended September 30, 2009, cash provided by operating activities was $1.7 million, compared to cash provided by operating activities of $14.2 million for the fiscal year ended September 30, 2008. The $12.5 million decrease is primarily due to a decrease in net income for fiscal year 2009 of $11.3 million.  This decrease in net income is primarily the result of a 26% decrease in ethanol prices, a 15.3% decrease in dried distillers grain price, and other negative market factors that the ethanol industry experienced in the fiscal year 2009.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $.3 million for the fiscal year ended September 30, 2009, when compared to the fiscal year ended September 30, 2008.  The decrease is primarily due to a reduction of capital expenditures for the fiscal year 2009.

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

Loans and Agreements

Lincolnway Energy has a construction and term loan with Co-Bank.  The interest rate under the term loan is a variable interest rate based on the one-month LIBOR index rate plus 3.30%. The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The loan requires 30 principal payments of $1,250,000 per quarter.  The quarterly payments commenced in December 2006 and will continue through March 2013.  In order to alleviate some of the interest rate risk, on July 25, 2008 Lincolnway Energy fixed $7,750,000 of the $19,000,000 loan outstanding at an interest rate of 6.62%, through July 2011.  Upon maturity the fixed portion of the loan will revert back to a variable rate, and the same payment amortization schedule will apply.  The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets.

The loan requires the maintenance of certain financial and nonfinancial covenants.  As of September 30, 2010, Lincolnway Energy was in compliance with all loan covenants.

As of September 30, 2010, Lincolnway Energy has made principal payments of $32,500,000 since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. Lincolnway Energy’s next scheduled payment under this agreement is due in December 2011.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility with Co-Bank.  The interest rate under the term loan is a variable interest rate based on the one-month LIBOR index rate plus 3.30%. The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility requires the maintenance of certain financial and nonfinancial covenants.  The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets.  The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly.  The agreement also includes certain prepayment penalties.  There was no balance outstanding on this credit facility as of September 30, 2010.

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

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development.  The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The Iowa Department of Economic Development determined those conditions to forgiveness of the $100,000 loan were met, and the loan was forgiven on January 22, 2009.  As of December 15, 2010, Lincolnway Energy had made payments totaling $122,500 on the Iowa Department of Economic Development $300,000 loan agreement and $163,197 on the Iowa Department of Transportation agreement.

Lincolnway Energy entered into an agreement with First Union Rail on March 3, 2007 to lease 90 hopper rail cars for the purpose of transporting distiller’s grain.  The 5 year term of the agreement will end in March 2011. The lease calls for monthly payments of $58,500 plus applicable taxes.  There is also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles. The agreement required a $351,000 letter of credit facility as partial security for Lincolnway Energy's obligations under the agreement.  The letter of credit facility was initially funded through a $4,000,000 revolving credit agreement with Co-Bank.  On April 11, 2008, the $4,000,000 revolving credit agreement was reduced to $351,000, the amount of the above mentioned letter of credit.  The $351,000 revolving credit agreement was cancelled on July 3, 2007, because an amendment was made to the railcar lease agreement on June 19, 2007 that allowed Lincolnway Energy to purchase a certificate of deposit for $351,000 in lieu of the letter of credit. The certificate of deposit will mature on January 20, 2010 and will be automatically renewed.  Interest is paid to Lincolnway Energy on the certificate of deposit on a quarterly basis.

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

On February 2, 2010, Lincolnway Energy entered into a lease agreement with Trinity Industries Leasing Company to lease an additional 30 ethanol tank rail cars.  The one-year term of the lease will end February 2011.  The lease calls for monthly payments of $15,000 plus applicable taxes.  There is also an additional usage rental of 3.0 cents per mile for each car that exceeds 35,000 miles.

On October 15, 2010, Lincolnway Energy entered into an agreement with JB Holland Construction, Inc. to perform the dirt work for the additional rail spur that Lincolnway Energy is going to add to the existing track.  This will allow Lincolnway Energy to ship unit trains on the Union Pacific mainline.  The total base bid is $1,494,607.  Approximately 25% of the dirt work has been completed as of December 15, 2010.  No agreement has been signed for the construction of the rail spur as of December 15, 2010.  Management is estimating that portion of the project will cost approximately $1.3 million.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2010:

			Payment Due By Period
		Less than	Two to	Four to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Long-Term Debt Obligations	$9,486,084	$76,373	$6,755,877	$1,321,983	$1,331,851

Interest Obligation of Long-Term Debt 1	1,415,467	526,124	425,897	177,379	286,067

Operating Lease Obligations	4,275,000	1,041,000	1,338,000	1,266,000	630,000

Purchase Obligations

Coal Supplier Commitment	10,636,925	5,465,725	5,171,200	-	-

Corn Supplier Commitment	17,465,619	17,465,619	-	-	-

Denaturant Commitment	519,345	519,345	-	-	-

Total	$43,798,440	$25,094,186	$13,690,974	$2,765,362	$2,247,918
1 Co-Bank interest rate is fixed through July 2011 at 6.62% .  For the remainder of the Co-Bank loan the variable rate assumption used was 4.00%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of September 30, 2010	Rate

Co-Bank	$6,500,000	6.62%

IA Department Economic Development	182,500	0.00%

IA Department of Transportation	336,803	2.11%

Fagen, Inc	1,216,781	5.00%

Fagen, Inc	1,250,000	4.00%

	$9,486,084

The interest rate under all of the loan agreements and promissory notes are fixed at the interest rates specified above.  The Co-Bank interest rate is fixed through July 2011.  After July 2011 the loan reverts back to a variable interest rate loan which will be based on the one-month LIBOR index rate plus 3.30%.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  The availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. For example, if corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.98 million for the year.  Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2010, 2009 and 2008 were, respectively, approximately $3.59 per bushel, $3.70 per bushel and $4.99 per bushel.

Although Lincolnway Energy believes that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2010 was a gain of $1,453,950, as opposed to a loss of $3,855,438 for the fiscal year ended September 30, 2009, and as opposed to a gain of $3,444,671 for the fiscal year ended September 30, 2008.

Another important raw material for the production of Lincolnway Energy's ethanol is coal.  Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management, including based upon changes in certain inflation type indices, increases in transportation costs and the quality of the coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Coal costs represented approximately 6% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2010, compared to, respectively, 5% and 4% for the 2009 and 2008 fiscal years.

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8.            Financial Statements and Supplementary Data.

Contents

Report of Independent Registered Public Accounting Firm	57

Financial Statements

Balance Sheets	58-59
Statements of Operations	60
Statements of Members’ Equity	61
Statements of Cash Flows	62-63
Notes to Financial Statements	64-74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2010 and 2009, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30 , 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30 , 2010, in conformity with U.S. generally accepted accounting principles.

 We were not engaged to examine management's assessment of the effectiveness of Lincolnway Energy, LLC's internal control over financial reporting as of September 30, 2010 included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

December 21, 2010

Lincolnway Energy, LLC

Balance Sheets
September 30, 2010 and 2009

	2010	2009

ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,858,110	$5,824,947
Due from broker	2,305,695	565,276
Trade and other accounts receivable (Note 7)	5,880,043	3,772,183
Inventories (Note 3)	3,951,079	2,485,372
Prepaid expenses and other	298,637	197,047
Total current assets	15,293,564	12,844,825

PROPERTY AND EQUIPMENT
Land and land improvements	7,580,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	75,463,973	74,853,995
Construction in progress	191,764	-
Office furniture and equipment	411,177	355,654
	85,252,087	84,394,822
Accumulated depreciation	(35,430,641)	(27,101,259)
	49,821,446	57,293,563

OTHER ASSETS
Restricted cash (Note 5)	351,000	351,000
Financing costs, net of amortization of $209,165 and $166,260	262,797	305,702
Deposit	-	151,036
Investments	170,093	145,975
	783,890	953,713

	$65,898,900	$71,092,101

See Notes to Financial Statements.

	2010	2009

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,088,299	$877,216
Accounts payable, related party (Note 6)	460,958	298,533
Current maturities of long-term debt (Note 4)	76,373	3,825,357
Accrued expenses	982,432	948,309
Derivative financial instruments (Notes 8 and 9)	1,191,867	224,850
Total current liabilities	3,799,929	6,174,265

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	9,409,711	14,488,584
Other	450,000	450,000
Total noncurrent liabilities	9,859,711	14,938,584

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 11)

MEMBERS’ EQUITY
Member contributions, 42,049
units issued and outstanding	38,990,105	38,990,105
Retained earnings	13,249,155	10,989,147
	52,239,260	49,979,252

	$65,898,900	$71,092,101

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008

Revenues (Note 7)	$114,373,268	$110,223,531	$147,040,911

Cost of goods sold (Notes 6 and 7)	106,744,081	113,576,938	138,309,541

Gross profit (loss)	7,629,187	(3,353,407)	8,731,370

General and administrative expenses	2,440,390	2,366,638	2,647,368

Operating income (loss)	5,188,797	(5,720,045)	6,084,002

Other income (expense):
Interest income	25,019	39,743	181,895
Interest expense	(851,358)	(860,303)	(1,430,469)
Other	-	125,264	-
	(826,339)	(695,296)	(1,248,574)

Net income (loss)	$4,362,458	$(6,415,341)	$4,835,428

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$103.75	$(152.57)	$115.00

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2010, 2009 and 2008

	Member	Retained
	Contributions	Earnings	Total

Balance, September 30, 2007	$38,990,105	$20,978,860	$59,968,965
Distributions ($200 per unit)	-	(8,409,800)	(8,409,800)
Net income	-	4,835,428	4,835,428
Balance, September 30, 2008	38,990,105	17,404,488	56,394,593
Net loss	-	(6,415,341)	(6,415,341)
Balance, September 30, 2009	38,990,105	10,989,147	49,979,252
Distributions ($50 per unit)	-	(2,102,450)	(2,102,450)
Net income	-	4,362,458	4,362,458
Balance, September 30, 2010	$38,990,105	$13,249,155	$52,239,260

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,362,458	$(6,415,341)	$4,835,428
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,378,554	8,367,309	8,151,084
Loss on disposal of property and equipment	573	3,599	27,491
Forgiven loan	-	(100,000)	-
Changes in working capital components:
Due from broker	(1,740,419)	7,360,928	(7,081,035)
Trade and other accounts receivable	(2,107,860)	(146,589)	(1,150,001)
Inventories	(1,465,707)	1,508,650	(322,493)
Prepaid expenses and other	(101,590)	(113,282)	78,450
Deposits	151,036	312,958	40,759
Accounts payable	173,278	(1,254,071)	358,584
Accounts payable, related party	162,425	(811,079)	940,524
Accrued expenses	31,435	370,316	(148,015)
Accrued loss on firm commitments	-	(1,065,000)	1,065,000
Derivative financial instruments	967,017	(6,440,655)	7,062,494
Noncurrent other liabilities	-	118,073	331,927
Net cash provided by operating activities	8,811,200	1,695,816	14,190,197

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(823,612)	(611,078)	(1,530,183)
Purchase of investments	(24,118)	(143,975)
Proceeds from redemption of certificate of deposit	-	-	428,050
Proceeds from sale of equipment	-	-	1,789
Net cash (used in) investing activities	(847,730)	(755,053)	(1,100,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(2,102,450)	-	(8,409,800)
Payments on long-term borrowings	(8,827,857)	(3,826,864)	(3,825,913)
Net cash (used in) financing activities	(10,930,307)	(3,826,864)	(12,235,713)

Net (decrease) increase in cash and cash equivalents	(2,966,837)	(2,886,101)	854,140

CASH AND CASH EQUIVALENTS
Beginning	5,824,947	8,711,048	7,856,908
Ending	$2,858,110	$5,824,947	$8,711,048
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$838,191	$1,052,559	$1,534,197

SUPPLEMENTAL DISCLOSURES OF NONCASH ,
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$37,805	$-	$-
Construction in progress included in accrued expenses	$2,688	$-	$-

See Notes to  Financial Statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately $2,886,000 at September 30, 2010.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

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

Lincolnway Energy, LLC

Notes to Financial Statements

Property and equipment:  Property and equipment is stated at cost.  Construction in progress is comprised of costs related to the projects that are not completed.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Land improvements	20
Buildings and improvements	40
Plant and process equipment	5 – 20
Office furniture and equipment	3 – 7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  The Company has no capital leases at this time.

Investments:  The Company has investments in financial service cooperatives.  These investments are carried at cost including allocated retained earnings of the cooperatives.

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

Lincolnway Energy, LLC

Notes to Financial Statements

Revenue by product is as follows:
(Excludes hedging activity)

(In thousands)	2010	2009	2008
Ethanol	$94,612	$88,155	$122,253
Distiller's Grain	19,434	20,730	25,544
Other	1,766	1,328	1,447

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

Fair Value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade accounts receivable, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates are based on current rates offered to the Company for debt with similar terms and maturities.

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

Note 3.	Inventories

Inventories consist of the following as of September 30, 2010 and 2009:

	2010	2009

Raw materials, including corn, coal, chemicals and supplies	$2,496,681	$1,503,410
Work in process	796,409	567,782
Ethanol and distillers grain	657,989	414,180
Total	$3,951,079	$2,485,372

Lincolnway Energy, LLC

Notes to Financial Statements

Note 4.	Long-Term Debt

Long-term debt consists of the following as of September 30, 2010 and 2009:

	2010	2009

Construction term loan. (A)	$6,500,000	$15,250,000

Construction/revolving term loan. (C)	-	-

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of May 2021.	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	182,500	212,500

Note payable to Iowa Department of Transportation. (E)	336,803	384,660
	9,486,084	18,313,941
Less current maturities	(76,373)	(3,825,357)
	$9,409,711	$14,488,584

Maturities of long-term debt as of September 30, 2010 are as follows:

Years ending September 30:
2011	$76,373
2012	5,052,409
2013	1,703,468
2014	52,049
2015	1,269,934
Thereafter	1,331,851
$9,486,084

Lincolnway Energy, LLC

Notes to Financial Statements

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply. As of September 30, 2010, the entire balance outstanding is at a fixed interest rate.   The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  As of September 30, 2010 the Company has made principal payments of $32,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity.  The Company’s next schedule payment under this agreement is due in December 2011.

(B)
The Company has a $1,100,000 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was no balance outstanding as of September 30, 2010.

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

Notes to Financial Statements

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

On February 2, 2010, the Company entered into a lease agreement with an unrelated third party to lease an additional 30 ethanol tank rail cars.  The one-year term of the lease will end February 2011.  The lease calls for monthly payments of $15,000 plus applicable taxes.  There is also an additional usage rental of 3.0 cents per mile for each car that exceeds 35,000 miles.

The Company leases office equipment and other equipment under operating leases that will expire at various dates through March 2015.

Approximate minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2011	$1,041,000
2012	670,000
2013	668,000
2014	635,000
2015	631,000
Other	630,000
$4,275,000

Rent expense under the above operating leases totaled approximately, $1,597,000, $741,000 and $738,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 6.	Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years.  The Company pays a handling fee of $.0675 per bushel of corn.  If the Company chooses to buy corn that is not elevated by HOIC, and is inside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.04 per bushel of corn, outside a 60-mile radius, $.03 per bushel of corn.  The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The amount is payable over four years with interest at the prime rate on the date of termination.  The Company purchased corn totaling $71,804,446, $69,259,682 and $97,996,197 for the years ended September 30, 2010, 2009 and 2008, respectively.  As of September 30, 2010, the Company has several corn cash contracts with HOIC amounting to 3,613,371 bushels, for a commitment of $17,465,619 and a basis contract representing 600,000 bushels of corn.  The contracts mature on various dates through December 2010.  The Company also has made some miscellaneous purchases from HOIC (fuel costs) amounting to $96,392, $84,255 and $184,062 for the years ended September 30, 2010, 2009 and 2008, respectively. As of September 30, 2010 and 2009 the amount due to HOIC is $460,226 and $257,938, respectively.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the years ended September 30, 2010, 2009 and 2008 were $21,714, $860,884 and $1,030,326, respectively. As of September 30, 2010 and 2009 the amount due to Prairie Land Cooperative is $732 and $40,595, respectively.  As of September 30, 2010, there was no purchase commitment.

Note 7.	Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.    Marketing expense for the years ended September 30, 2010, 2009 and 2008 were none, $528,215 and $543,399, respectively, under this agreement. Revenues with this customer were none, $88,155,144, and $122,253,299 for the years ended September 30, 2010, 2009 and 2008, respectively.  Trade accounts receivable of none and $2,913,460 was due from the customer as of September 30, 2010 and 2009, respectively.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the company.  For the year ended September 30, 2010, the Company has expensed $695,945, under this agreement for marketing fees.  Revenues with this customer were $94,611,865 for the year ended September 30, 2010.  Trade accounts receivable of $4,550,445 was due from the customer as of September 30, 2010.  As of September 30, 2010, the Company has ethanol sales commitments with the unrelated entity of 1,288,000 gallons for a total sales commitment of $2,288,920.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the distiller’s grains which are by-products of the ethanol plant.   For the years ended September 30, 2010, 2009 and 2008, the Company has expensed marketing fees of none, none and $1,381, respectively, under this agreement.  Revenues with this customer were none, none and $172,899 for the years ended September 30, 2010, 2009 and 2008, respectively.  The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the years ended September 30, 2010 and 2009, the Company has expensed marketing fees of $295,353 and $337,760, respectively, under this agreement.  Revenues with this customer were $19,434,064 and $20,729,951 for the years ended September 30, 2010 and 2009.  Trade accounts receivable of $922,754 and $685,806 was due from the customer as of September 30, 2010 and 2009, respectively.  As of September 30, 2010, the Company has distiller’s grains sales commitments with the unrelated entity of 9,218 tons for a total sales commitment of $1,166,405.

Lincolnway Energy, LLC

Notes to Financial Statements

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement.  The cost is subject to price adjustments on a monthly basis.  If the Company fails to purchase the minimum number of tons of coal for the calendar year , the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased.  That agreement expired as of January 1, 2008.   On October 1, 2007 the Company entered into an amended agreement to the original cost supply agreement.  The term of the agreement has been extended from the original expiration date to January 1, 2013.  The same minimum purchase commitment is required from the Company as the previous agreement.  The calendar years 2010, 2011, and 2012 estimated purchase commitments total $374,525, $5,091,200, $5,171,200.  For the years ended September 30, 2010, 2009 and 2008, the Company has purchased coal of $5,989,438, $5,580,495 and $5,741,047 respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 270,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low prices on the date of loading plus $.115/usg.  The term of the contract is from October 1, 2010 through December 31, 2010.   The estimated future purchase commitment is approximately $519,345.

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

Lincolnway Energy, LLC

Notes to Financial Statements

The effects on operating income from derivative activities is as follows for the years ending September 30, are as follows:

	2010	2009	2008

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$45,434	$10,440	$(2,174,662)
Unrealized	(1,483,997)	-	(28,492)
Total effect on revenue	(1,438,563)	10,440	(2,203,154)

(Increase) decrease in cost of goods sold due to derivates related to corn costs:
Realized	604,475	(3,783,088)	6,280,771
Unrealized	849,475	(72,350)	(2,836,100)
Total effect on cost of goods sold	1,453,950	(3,855,438)	3,444,671

Total (decrease) increase to operating income due to derivative activities	$15,387	$(3,844,998)	$1,241,517

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.   As of September 30, 2008 the Company recorded an unrealized loss of $1,065,000 on firm purchase commitments for corn.

Note 9.	Fair Value Measurements

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

Notes to Financial Statements

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2010
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,191,867	$1,191,867	$-	$-
	2009
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$224,850	$224,850	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2010 and 2009.

Note 10.	Retirement Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2010, 2009 and 2008 totaled $69,069, $68,032 and $66,795, respectively.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 11.	Contingency

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

Note 12.	Subsequent Events

On October 15, 2010, Lincolnway Energy entered into an agreement with unrelated entity to perform the dirt work for the additional rail spur that the Company is going to add to the existing track.  The total base bid is $1,494,607.

 [THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's president and chief executive officer and chief financial  officer, have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls and procedures  (as defined in Rule  13a-15(e)  under  the Securities Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the chief financial  officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2010, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2010 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.	Other Information.

Lincolnway Energy did not have any information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2010, that was not reported on a Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)

Jeff Taylor	44	Director and Chairman

Brian Conrad	49	Director and Vice Chairman

Kurt Olson	54	Director and Secretary

Terrill Wycoff	68	Director and Treasurer

Timothy Fevold	50	Director

William Couser	56	Director

James Hill	65	Director

Rick Vaughan	51	Director

Richard Johnson	75	Director

Richard Brehm	57	President and Chief Executive Officer

Kim Supercynski	48	Chief Financial Officer

An individual may be nominated for election as a director of Lincolnway Energy by the members of Lincolnway Energy in accordance with the procedures set out in the second amended and restated operating agreement, or by the nominating committee of the directors, with the recommendations of the nominating committee being subject to approval by the directors. The directors are elected by the members for three year terms, with the terms of the directors being staggered so that three directors are elected at each annual meeting. The vote by the members is generally done by a written ballot and without any discussion by the members.

Lincolnway Energy therefore does not know what specific experience, qualifications, attributes or skills of the current directors led any particular member or members to vote for any director. All of the current directors were, however, nominated by the nominating committee of the directors, and the nominating committee, and the directors in considering the recommendations of the nominating committee, considered the experience, qualifications, attributes or skills set out in the following paragraphs and in the following biographies of the directors in reaching the conclusion that the current directors should serve as a director and therefore be recommended to the members at the annual meetings of the members at which the directors were elected to their current respective three year terms.

One factor that was considered and that applies to each director is that each director has gained substantial experience, knowledge and background regarding Lincolnway Energy's operations and the ethanol industry in general through their service as a director of Lincolnway Energy. Seven of the current directors have served as a director since Lincolnway Energy was organized in May of 2004, and the other two directors have served since July 27, 2007.

Over that period of time, Lincolnway Energy, along with the ethanol industry in general and the economy as a whole, have experienced a wide range of political, economic and market circumstances, ranging from very favorable to very difficult circumstances. The current directors have therefore gained valuable background and experience over a diverse range of circumstances that do not always occur over just a six year period of time.

Another factor that was considered and that applies to all of the directors is the training, educational and industry association opportunities that have been engaged in by the directors. For example the majority of directors have attended the Renewable Fuels Association annual conference and the Iowa Institute of Coops director training workshops.  Those activities have given the directors additional experience and background both with respect to the ethanol industry and serving on the board of a company.

Another factor that was considered and that applies to each director is that each director has individual experience in operating a business through their own personal business endeavors that are discussed below. Each director has also evidenced a willingness and ability in their individual businesses to consider and pursue innovative or new approaches, as well as a willingness and ability to assume leadership roles in those businesses and industries, all of which are attributes are helpful in an evolving and changing industry such as the ethanol industry.

Another practical consideration is that each director is willing to devote the time, which can be significant at times, that is necessary to serve as a director and on committees of the directors.

The following paragraphs provide some information regarding the directors and executive officers of Lincolnway Energy."

Jeff Taylor.  Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Taylor served as the vice president/vice chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  Mr. Taylor has served as the chairman of Lincolnway Energy since May, 2008.  Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Mr. Taylor received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies.  Mr. Taylor provides, among other things, agriculture and management background and experience to the directors.  An agricultural background provides, among other things, experience that is useful to the directors in connection with analyzing issues related to corn and distillers’ grain. Mr. Taylor also completed board member and chairman certification from the Iowa Institute of Cooperatives.

Brian Conrad.  Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Conrad has served as the vice chairman of Lincolnway Energy since May, 2008.  Mr. Conrad has been employed with John Deere Credit since 1988, and has held various positions with John Deere Credit, including credit operations, and sales and marketing.  His current position with John Deere Credit is Business Development Manager for the Western U.S. for John Deere Wind Energy.  In that capacity, Mr. Conrad has responsibility for working with wind developers and negotiating the acquisition of wind projects. On December 10, 2010 Exelon Corporation purchased John Deere Wind Energy. Mr. Conrad will hold the same position with Exelon Corporation.  Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration. Mr. Conrad provides, among other things, background and experience in sales, financing and acquisitions to the directors.

Kurt Olson.  Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which is held in 2013.  Mr. Olson has served as the secretary of Lincolnway Energy since May, 2008.  Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for over 28 years.  Mr. Olson was employed with Litchfield Realty Company from 1987 to 2003.  He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC.  The business of AgServ Company included a grain elevator, an agronomy supplier, a feed manufacturer and a soybean seed processor.  In 2003, Mr. Olson purchased Farmland Real Estate and Management, LC.  Farmland Real Estate and Management, LC markets crop insurance and manages farmland.  Mr. Olson provides, among other things, agricultural, real estate and farm management background and experience to the directors.

Terrill Wycoff.  Mr. Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Wycoff has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  Mr. Wycoff has been employed by First National Bank, Ames, Iowa for approximately 49 years, and currently serves as the Executive Vice President of First National Bank.  He is also a member of the board of directors of First National Bank.  Mr. Wycoff adds, among other things, background and experience in banking and finance to the directors.

Timothy Fevold.  Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2011.  Mr. Fevold served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager.  He represents absentee landowners throughout Central Iowa.   Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987.  Mr. Fevold brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

William Couser.  Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008.  He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005.  Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past six years, and is currently serving as the president of the Iowa Renewable Fuels Association. He is also serving as a director of the Iowa Cattlemen’s Association and Iowa Institute for Coops. He has served as director on those boards for the past two years.  Mr. Couser has been self-employed as a farmer since 1977.  His farming operations include row crops and cattle.  Mr. Couser brings, among other things, additional agricultural and management background and experience to the directors.  Mr. Couser also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

James Hill.  Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004.  His current term as a director will end at the annual meeting of the members which will be held in 2013.  Mr. Hill has been self-employed as a farmer since 1972.  Following graduation from college, Mr. Hill worked in management with his farming business. While farming and feeding cattle, Mr. Hill became involved in the cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen's Association.  He also served as president of the board of directors of the Ellsworth-Williams Coop during its merger with Prairie Land Coop.  He has also served as an advisory council member for Farm Credit Services of America since approximately 1994.  Mr. Hill brings, among other things, additional agricultural, management and outside board and industry association background and experience to the directors.

Rick Vaughan.  Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2012.  Mr. Vaughan has been the General Manager of Prairie Land Cooperative since February 1995.  Mr. Vaughan brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Richard Johnson.  Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which will be held in 2013.  Mr. Johnson has been a self-employed certified public accountant since 2003.  He has served since 2006 as a director of a bank holding company, Ogden Bancshares, and as a director of its subsidiaries, Ames Community Bank and Vision Bank of Iowa.  He also has served as a director of EMC National Life Insurance Company (EMCNL) since 2003 and has been a director and treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000.  Mr. Johnson serves as a member of the audit committee of Ogden Bancshares and is chairman of the audit committees for EMCNL and PMMIC.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Mr. Johnson completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, which is the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Mr. Johnson served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.  Mr. Johnson brings, among other things, financial accounting experience, including audit committee experience, and outside board and association experience to the directors.

Richard Brehm.  Mr. Brehm joined Lincolnway Energy on May 17, 2005 as the general manager and was appointed president and chief executive officer on July 13, 2005. Mr. Brehm has served in various management positions in agriculture and ethanol production since 1995, including with CHS, Hubbard Milling Company, International Ingredient Corporation and United Bio Energy. He is a graduate of Iowa State University.

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

Kim Supercynski.  Ms. Supercynski has served as the chief financial officer of Lincolnway Energy since October 2005.  She served as the corporate controller for Garst Seed Company, located in Slater, Iowa, from approximately February 1996 to October 2005.  Her responsibilities in that capacity included overseeing the accounting department. Garst Seed Company is an affiliate of Syngenta, Inc., which is a large international company that sells, markets and produces agricultural seed. Prior to working at Garst Seed Company she was the controller for a third party administrator for employee benefit plans. She also has six years of experience working in public accounting. Ms. Supercynski is a certified public accountant and a certified treasury professional.

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

Kristine Strum.  Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005.  She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005.  Iowa Newspapers, Inc. is a newspaper publishing company.  Ms. Strum is 44.

David Zimmerman.  Mr. Zimmerman has been Lincolnway Energy's commodities manager since March 5, 2007.  He was employed as a commodities analyst by RJ O'Brien and Associates in West Des Moines, Iowa from March, 2004 to March, 2007.  RJ O'Brien and Associates is a futures commission merchant.  He was employed as a commodities merchant with Agri Grain Marketing/Cargill in West Des Moines, Iowa and Eddyville, Iowa from August, 2002 to March, 2004.  Agri Grain Marketing/Cargill is a cash grain brokerage business.  Mr. Zimmerman is 38.

David Sommerlot.  Mr. Sommerlot has been Lincolnway Energy's plant manager since September 8, 2009.  He was employed by Cargill, Inc. from 1976 to July 1985, working at Cargill, Inc.'s Iowa Protein Products Soy Specialties facility in Cedar Rapids, Iowa.  He was transferred by Cargill, Inc. in July of 1985 to Bloomington, Illinois, where he served as the plant superintendent of Cargill, Inc.'s soy crushing facility.  He was transferred again in September 1994 to Des Moines, Iowa, where he served as the plant superintendent for Cargill, Inc.'s oil processing facility until March 2009.  Mr. Sommerlot is 57.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2010 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

Audit Committee Financial Expert

Lincolnway Energy has an audit committee. The members of the audit committee as of the date of this annual report were Richard Johnson, Tim Fevold, Brian Conrad and Rick Vaughan.

Lincolnway Energy's board has determined that Richard Johnson is an audit committee financial expert, as that term is defined in the applicable regulations of the Securities and Exchange Commission.  Lincolnway Energy's board has also determined that Richard Johnson and all of the other members of the audit committee meet the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each of the committee members are free of any relationship that would interfere with the member's individual exercise of independent judgment.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Executive Officers And Directors" section in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2011, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2010 by the directors and executive officers of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2010.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership[1]		Percent of Class

William Couser, Director	413	[2]	.98%

Jeff Taylor, Director and Chairman	450	[2,3]	1.07%

Timothy Fevold, Director	101		.24%

Terrill Wycoff, Director and Treasurer	225		.54%

James Hill, Director	250		.59%

Brian Conrad, Director and Vice Chairman	553	[2]	1.32%

Rick Vaughan, Director	-0-		0%

Richard Johnson, Director	52		.12%

Kurt Olson, Director and Secretary	200		.48%

Richard Brehm, President and Chief Executive Officer	-0-		0%

Kim Supercynski, Chief Financial Officer	25	[4]	.06%

David Zimmerman, Commodities Manager	-0-		0%

David Sommerlot, Plant Manager	-0-		0%

All directors and executive officers as a group	2,269		5.4%

[1]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

[2]	All of the units are pledged as security by the listed individual.

[3]	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

[4]	All of the units are owned by the spouse of the listed individual.

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

Certain Relationships and Related Transactions

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2010, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

•	any director or executive officer of Lincolnway Energy;

•	any person who is known by Lincolnway Energy to be the beneficial owner of more than 5% of Lincolnway Energy's outstanding units; or

•	any immediate family member of any of the foregoing persons.

Director Independence

The directors of Lincolnway Energy are William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, James Hill, Brian Conrad, Rick Vaughan, Richard Johnson and Kurt Olson.  Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with the director's individual exercise of independent judgment.

Item 14.	Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2009 and 2010 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2009	2010
Audit Fees	$93,600	$96,000
Tax Fees	$25,750	$25,250
All Other Fees	$2,590	$0
Total	$121,940	$121,250

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

The percentage of hours expended on McGladrey & Pullen, LLP's engagement to audit Lincolnway Energy's financial statements for the fiscal year ended September 30, 2010 that were attributed to work performed by persons other than McGladrey & Pullen, LLP's  full time, permanent employees did not exceed 50%.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth in Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization	E-1
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy	E-2
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/06
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/06
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/06
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/06
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agreement.		10		10.6	1/27/06
10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.		10-K		10.6.1	12/24/08
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/07	10.7	12/21/07
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/06

*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/07	10.9.1	12/21/07
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/06
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/06
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/06	10.13	8/14/06
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/09	10.15	12/22/09

14	Code of Ethics		10-K	9/30/09	14	12/22/09

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-55

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-57

32.1	Section 1350 Certification of President and Chief Executive Officer	E-59

32.2	Section 1350 Certification of Chief Financial Officer	E-60

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 21, 2010	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

Date: December 21, 2010	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 21, 2010	/s/ William Couser
William Couser, Director

Date: December 21, 2010	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 21, 2010	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 21, 2010	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 21, 2010	/s/ Kurt Olson
Kurt Olson, Director

Date: December 21, 2010	/s/ James Hill
James Hill, Director

Date: December 21, 2010	/s/ Brian Conrad
Brian Conrad, Director

Date: December 21, 2010	/s/ Richard Johnson
Richard Johnson, Director

Date: December 21, 2010	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 21, 2010	/s/ Richard Brehm
Richard Brehm, President and
Chief Executive Officer

Date: December 21, 2010	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2010