Form 10-Q
period 2010-12-31
Lincolnway Energy, LLC
filed 2011-02-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2011.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2010	September 30, 2010
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$2,463,168	$2,858,110
Due from broker	1,567,058	2,305,695
Derivative financial instruments (Note 8)	96,843	—
Trade and other accounts receivable (Note 6)	5,404,379	5,880,043
Inventories (Note 3)	5,518,797	3,951,079
Prepaid expenses and other	281,249	298,637
Total current assets	15,331,494	15,293,564

PROPERTY AND EQUIPMENT
Land and land improvements	7,630,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	75,798,156	75,463,973
Office furniture and equipment	372,508	191,764
Construction in progress	410,957	411,177
	85,816,794	85,252,087
Accumulated depreciation	(37,553,955)	(35,430,641)
	48,262,839	49,821,446

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $219,891 and $209,165	252,070	262,797
Investments	170,093	170,093
	773,163	783,890

	$64,367,496	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	December 31, 2010	September 30, 2010
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,113,601	$1,088,299
Accounts payable, related party (Note 5)	672,604	460,958
Current maturities of long-term debt (Note 4)	1,297,065	76,373
Accrued expenses	869,235	982,432
Derivative financial instruments (Note 8)	—	1,191,867
Total current liabilities	3,952,505	3,799,929

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	8,157,211	9,409,711
Other	450,000	450,000
Total noncurrent liabilities	8,607,211	9,859,711

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	12,817,675	13,249,155
	51,807,780	52,239,260

	$64,367,496	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)

Revenues (Notes 2 and 6)	$33,836,601	$31,721,872

Cost of goods sold	33,415,040	26,706,819

Gross profit	421,561	5,015,053

General and administrative expenses	674,841	743,105

Operating income (loss)	(253,280)	4,271,948

Other income (expense):
Interest income	2,285	7,393
Interest expense	(180,485)	(235,577)
	(178,200)	(228,184)

Net income (loss)	$(431,480)	$4,043,764

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(10.26)	$96.17

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2010	December 31, 2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(431,480)	$4,043,764
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,134,041	2,106,518
Changes in working capital components:
Due from broker	738,637	(436,915)
Trade and other accounts receivable	475,664	(2,017,215)
Inventories	(1,567,718)	(1,177,023)
Prepaid expenses and other	17,389	(64,971)
Accounts payable	8,802	247,936
Accounts payable, related party	211,646	614,568
Accrued expenses	(113,197)	87,775
Derivative financial instruments	(1,288,710)	(280,225)
Net cash provided by operating activities	185,074	3,124,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(548,208)	(7,444)
Net cash (used in) investing activities	(548,208)	(7,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(31,808)	(3,781,303)
Net cash (used in) financing activities	(31,808)	(3,781,303)

Net (decrease) in cash and cash equivalents	(394,942)	(664,535)

CASH AND CASH EQUIVALENTS
Beginning	2,858,110	5,824,947
Ending	$2,463,168	$5,160,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest	$205,138	$250,563

SUPPLEMENTAL DISCLOSURES OF NONCASH , INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$16,500	$—

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 1.    Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.

Basis of presentation and other information: The balance sheet as of September 30, 2010 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company's earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2010	December 31, 2009
Ethanol	$27,982	$26,412
Distillers' Grains	6,388	4,836
Other	438	474

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 3.    Inventories

Inventories consist of the following as of:

	December 31, 2010	September 30, 2010

Raw materials, including corn, coal, chemicals and supplies	$2,576,760	$2,496,681
Work in process	971,710	796,409
Ethanol and distillers grains	1,970,327	657,989
Total	$5,518,797	$3,951,079

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2010	September 30, 2010

Construction term loan. (A)	$6,500,000	$6,500,000

Construction/revolving term loan. (C)	—	—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	175,000	182,500

Note payable to Iowa Department of Transportation. (E)	312,495	336,803

	9,454,276	9,486,084
Less current maturities	(1,297,065)	(76,373)
	$8,157,211	$9,409,711

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply. As of December 31, 2010, the entire balance outstanding is at a fixed rate.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of December 31, 2010, the Company has made principal payments of $32,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next schedule payment under the agreement is due in December 2011.

(B)
The Company has a $1,100,000 subordinated note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the Borrowings under this agreement are collateralized by substantially all of the Company's assets.  There was no balance outstanding as of December 31, 2010.

(D)
The Company also has a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2012.  Borrowings under this agreement are collateralized by substantially all of the Company's assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).

(E)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments will be due semiannually through July 2016.  The loan is secured by all rail track material constructed as part of the plant construction.  The debt is subordinate to the above $39,000,000 financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).

Note 5.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $23,251,901 for the three months ended December 31, 2010.  There were corn purchases of $18,333,716 for the three months ended December 31, 2009. As of December 31, 2010, the Company had several corn cash contracts with Key amounting to approximately 1,567,252 bushels, for a commitment of $9,259,315.  The contracts mature on various dates through January 2011.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $10,165 and $26,640 for the three months ended December 31, 2010 and 2009, respectively.  There were miscellaneous purchases of $45,590 for the three months ended December 31, 2009. As of December 31, 2010 the amount due to Key is $672,604.

The Company is also purchasing anhydrous ammonia and propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months ended December 31, 2010 and 2009 is $12,563 and $13,355, respectively.  As of December 31, 2010 there is no amount due to Prairie Land Cooperative.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

On September 25, 2009, the Company entered into a new agreement with an unrelated entity. The agreement became effective on October 1, 2009. The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the company. For the three months ended December 31, 2010 and 2009 the Company has expensed $163,310 and $168,893, respectively, under this agreement for marketing fees. Revenues with this customer were $27,981,645 and $26,412,341 for the three months ended December 31, 2010 and 2009, respectively. Trade accounts receivable of $4,198,602 was due from the customer as of December 31, 2010.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three three months ended December 31, 2010 and 2009, the Company has expensed marketing fees of $100,720 and $73,720, respectively, under this agreement. Revenues with this customer were $6,387,571 and $4,836,023 for the three months ended December 31, 2010 and 2009, respectively. Trade accounts receivable of $782,971 was due from the customer as of December 31, 2010.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2011 and 2012 the estimated purchase commitments total $5,091,200 and $5,171,200, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 270,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1150/usg. The term of the contract is from January 1, 2011 through March 31, 2011. The minimum future purchase commitment is $584,820.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia. The contract is for a minimum purchase of 660 tons at the rate of $700 delivered ton. The term of the contract is from January 1, 2011 through June 30, 2011. The minimum future purchase commitment is $462,000.

On October 15, 2010, the Company entered into an agreement with an unrelated entity to perform the dirt work for the additional rail spur that is going to be added to the Company's existing track. The total future purchase commitment is $1,142,839.

Note 7.    Risk Management

The Company's activities expose it to a variety of market risks, including the effects of changes in commodity prices.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program.  The Company's risk management program focuses on the unpredictability of commodity markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company's specific goal is to protect the Company from large moves in the commodity costs.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2010	December 31, 2009

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(936,302)	$—
Unrealized	(33,983)	—
Total effect on revenue	(970,285)	—

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(2,776,963)	(278,175)
Unrealized	1,054,575	521,475
Total effect on cost of goods sold	(1,722,388)	243,300

Total increase (decrease) to operating income due to derivative activities	$(2,692,673)	$243,300

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” , and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

Note 8.    Fair Value Measurements

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

Level 1 -	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 -	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 3 -	Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CME and NYMEX markets.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$96,843	$96,843	$—	$—

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,191,867	$1,191,867	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2010.

Note 9.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately 20 other ethanol plants by an unrelated party claiming the Company's operation of the corn oil extraction system is a patent infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently reviewing the lawsuit with legal counsel.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Item 1A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year.  Lincolnway Energy's ethanol is marketed by Green Plains Trading Group, LLC and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy began extracting corn oil from syrup which is produced in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

EPCO Carbon Dioxide Products, Inc. has a plant located on Lincolnway Energy's, Nevada, Iowa site that collects the carbon dioxide gas which is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will supply approximately 105,000 tons of carbon dioxide gas per year.

Lincolnway Energy does not anticipate that sales of both corn oil and carbon dioxide gas will be material sources of revenue for Lincolnway Energy. Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide gas on a low cost basis.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has revolving lines of credit which are available to Lincolnway Energy.

Executive Summary

Highlights for the three months ended December 31, 2010, are as follows:

•Total revenues increased 6.7% or $2.1 million, compared to the 2009 comparable period.

•Total cost of goods sold increased 25%, or $6.7 million, compared to the 2009 comparable period.

•Net loss was $.4 million, compared to net income of $4.0 million for the 2009 period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months ended December 31, 2010 and 2009 ( dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2010		2009

Revenue	$33,837	100.0%	$31,722	100.0%
Cost of goods sold	33,415	98.8%	26,707	84.2%
Gross profit (loss)	422	1.2%	5,015	15.8%
General and administrative expenses	675	2.0%	743	2.3%
Operating income (loss)	(253)	(0.8)%	4,272	13.5%
Other (expense)	(178)	(0.5)%	(228)	(0.7)%
Net income (loss)	$(431)	(1.3)%	$4,044	12.8%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2010	2009

Ethanol sold (gallons in thousands)	13,065	13,511
Average gross price of ethanol sold (dollars per gallon)	$2.14	$1.95
Dry distillers grain sold (tons)	33,317	30,145
Average dry distillers grain sales price per ton	$186.96	$154.66
Average corn cost per bushel	$4.82	$3.63

Results of Operations for the Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009

Revenues. Revenues increased by $2.1 million, or 6.7% to $33.8 million for the three months ended December 31, 2010 from $31.7 million for the three months ended December 31, 2009. The increase in total revenues was the result of a 9.7% increase in ethanol price for the three months ended December 31, 2010, when compared to the three months ended December 31, 2009 and a 20.9% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $1.6 million, or 6.1%, to $28.0 million for the three months ended December 31, 2010 from $26.4 million for the three months ended December 31, 2009. The average price of ethanol sold was $2.14 per gallon for the three months ended December 31, 2010 compared to $1.95 per gallon for the three months ended December 31, 2009. Ethanol sales volume decreased approximately 446,000 gallons, or 3.3% for the three months ended December 31, 2010, when compared to the three months ended December 31, 2009. Ethanol production increased for the three months ended December 31, 2010, but due to snow storms in the northeast Lincolnway Energy had trouble getting railcars back in a timely manner in order to ship out more product. This increased finished goods inventory for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $1.6 million, or 30.8%, to $6.8 million for the three months ended December 31, 2010 from $5.2 million for the three months ended December 31, 2009. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price, generated the large increase for the three months ended December 31, 2010 compared to the three months ended December 31, 2009. The average price of dried distillers grain sold was $186.96 per ton for the three months ended December 31, 2010, compared to $154.66 for the three months ended December 31, 2009. Dried distillers grain sales volume increased by 3,172 tons, or 10.5% for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Wet distiller's grain sales volume decreased by 1930 tons, or 36.8% for the three months ended December 31, 2010 from the three months ended December 31, 2009. Dried distillers grain production increased for the three months ended December 31, 2010, due to fewer infections which required fermentor treatments compared to the three months ended December 31, 2009. For the three months ended December 31, 2010 there were reported sales for syrup, corn oil and CO2 of $437,669, an increase of $68,343 from the three months ended December 31, 2009. The majority of the sales increase is from the CO2 income of $42,071 that Lincolnway Energy received in the three months ended December 31, 2010 compared to $0 in the three months ended December 31, 2009 .

Revenues included a combined unrealized and realized net loss of $970,285 related to ethanol derivative contracts for the three months ended December 31, 2010, compared to a $0 combined unrealized and realized loss for the three months ended December 31, 2009. For the three months ended December 31, 2010, Lincolnway Energy sold derivative contracts on the Chicago Mercantile Exchange that decreased in value as ethanol prices increased. This resulted in a derivative loss that was offset by increased revenue received for the price of ethanol when sold. For the three months ended December 31, 2009, the ethanol spot sales prices gave Lincolnway Energy the best market price for ethanol, therefore there was no need to sell derivative contracts on the Chicago Mercantile Exchange. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $6.7 million, or 25.1% to $33.4 million for the three months ended December 31, 2010 from $26.7 million for the three months ended December 31, 2009. The increase was primarily due to higher corn and hedging cost in the 2010 period compared to the 2009 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $6.7 million to $23.9 million for the three months ended December 31, 2010 from $17.2 million for the three months ended December 31, 2009. Corn costs represented 71.4% of our cost of goods sold for the three months ended December 31, 2010 compared to 64.4% for the three months ended December 31, 2009.

The increase in corn costs was partially driven by an increase in cash corn prices compared to the prior period. The average price of corn was $4.82 per bushel for the three months ended December 31, 2010, compared to $3.63 per bushel for the three months ended December 31, 2009. The three months ended December 31, 2010 corn costs also included a marked to market net loss of $1.7 million for derivatives relating to future deliveries of corn, compared to a $.243 million gain in the same quarter for the prior year. Since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals increased $.4 million to $1.5 million for the three months ended December 31, 2010 from 1.1 million for the three months ended December 31, 2009. The increase is due to an increase in pricing and usage of enzymes and denaturant.

Ethanol freight costs decreased $.6 million to $.4 million for the three months ended December 31, 2010 from $1.0 million for the three months ended December 31, 2009. The decrease is due to pricing a majority of the ethanol contracts at a FOB price to Nevada, Iowa. The freight is built into the price of ethanol, rather than broken out as a separate cost. The offset of the lower freight costs are offset by lower ethanol revenue. Management feels that Lincolnway Energy has improved their profit margin on ethanol sales by switching from a pooled marketing arrangement to a stand-alone concept. Marketing and logistics have become more efficient as freight considerations drive each trade, ensuring that ethanol moves to the closest geographical outlet, ultimately lowering freight costs and receiving a better contract price. Lincolnway Energy can now accept or decline trades based on Lincolnway Energy's specific economics.

General and administrative expenses. General and administrative expenses decreased $.068 million to $.675 million for the three months ended December 31, 2010 from $.743 million for the three months ended December 31, 2009. The decrease is due to a reduction in legal fees for the three months ended December 31, 2010.

Other income and (expense). Interest expense decreased $.056 million to $.180 million for the three months ended December 31, 2010 from $.236 million for the three months ended December 31, 2009. Lincolnway Energy has paid down debt by $5.1 million since December 31, 2009.

Risks, Trends and Factors that May Affect Future Operating Results

There have been several recent developments in legislation that impacts the ethanol industry. One of the developments is the passage of the federal Volumetric Ethanol Excise Tax Credit (VEETC). The VEETC provides a volumetric ethanol excise tax credit of .45 cents per gallon of ethanol blended with gasoline. The VEETC tax extension is scheduled to expire on December 31, 2011. If this tax credit is not renewed, it likely would have a negative impact in the marketplace and may harm the ethanol industry financial condition. The small producer credit was also extended for one year. This credit provides a .10 cents per gallon credit on an ethanol plants first 15 million gallons of production in a fiscal year. This is only for ethanol plants that produce 60 million gallons or less per fiscal year. Another development is that the U.S. Environmental Protection Agency announced its plan to defer, for three years, greenhouse gas (GHG) permitting requirements for carbon dioxide emissions from biomass-fired and other biogenic sources. This will benefit Lincolnway Energy with their future plans of converting from fossil fuels to biomass as their fuel source. In addition to the above, the Enviromental Protection Agency (EPA) on January 21, 2011, approved the use of E15 in 2001 and newer model year vehicles. The EPA's decision is another important step in making renewable fuel choices available to consumers and increasing the demand of ethanol.

The ethanol industry continues to be effected by the rising price of corn. In January 2011, the United States Department of Agricultural (USDA) released its January world agricultural supply and demand estimates (WASDE) report and corn prices soared after the agency now says ending stocks will fall to 745 billion bushels which is 10.4% below the last estimate. Corn to make ethanol was also increased by 100,000 bushels to 4.9 billion bushels, which translates to ethanol production of 13.5 billion gallons. Another question surrounding corn is the world supply conditions, further complicated recently by extreme heat in Argentina as corn approached the important pollination period. There is also a question if China will turn to buying corn from the United States, which could put additional pressure on the United States corn supply. If corn continues to be in tight supply for the calendar year 2011, it could push corn prices to new record high levels. If ethanol prices continue to stabilize the ethanol industry could experience shrinking crush margins and decreased profitability for the ethanol plants.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery contracts from suppliers. Lincolnway Energy continues to monitor and attempt to ensure adequate supply and protection against rapid price increases.

All changes in governmental policy and supply and demand factors are an ongoing risk factor for the ethanol industry and for Lincolnway Energy.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2010	2009
Net cash provided by (used in) operating activities	$185	$3,124
Net cash used in investing activities	(548)	(7)
Net cash used in financing activities	(32)	(3,781)
Net decrease in cash and cash equivalents	(395)	(664)

For the three months ended December 31, 2010, net cash provided by operating activities decreased by $2.9 million, when compared to cash provided by operating activities for the three months ended December 31, 2009. The decrease is primarily due to a decrease in net income for the three months ended December 31, 2010 of $4.5 million, combined with a decrease of $.9 million of other working capital components, offset by a $2.5 million decrease in trade and other accounts receivable. The $4.5 million decrease in net income is primarily driven by higher market prices for corn for the three months ended December 31, 2010 compared to the prior year. Lincolnway Energy also experienced a $2.7 million loss in derivative activities for the three months ended December 31, 2010, compared to a $243,300 gain for the three months ended December 31, 2009.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $.541 million for the three months ended December 31, 2010 compared to cash provided by investing activities for the three months ended December 31, 2009. The increase is due to a increase of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $3.7 million for the three months ended December 31, 2010 compared to cash used in investing activities for the three months ended December 31, 2009. The decrease is due to a decrease in payments on long-term borrowings for the three months ended December 31, 2010, compared to the three months ended December 31, 2009.

Lincolnway Energy's next term loan payment is not due until December 2011.

As of February 2011, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	their ability to generate cash flows from operations;

•	the level of their outstanding indebtedness and the interest they are obligated to pay; and

•	their capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and railspur expansion.

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

Lincolnway Energy's CO2 production is sold to EPCO Carbon Dioxide Products, Inc. For CO2, title passes at the point at which the carbon dioxide gas pipe from Lincolnway Energy's plant joins the corresponding pipe from the EPCO plant. The purchase price payable by EPCO for the carbon dioxide gas provided by Lincolnway Energy during each calendar month is based upon EPCO's shipped tons of liquid carbon dioxide. Under the agreement, EPCO agrees to purchase, during each contract year, a minimum of the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity, with that capacity to be determined in accordance with the testing processes set out in the agreement. The "take or pay" obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year. Lincolnway Energy began selling CO2 to EPCO in August, 2010.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2010 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.97 million for the year, assuming corn use of 19.7 million bushels during the year.  Lincolnway Energy consumed approximately 19.7 million bushels of corn during the fiscal year ended September 30, 2010.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2010 was approximately $4.82 per bushel, compared to $3.63 per bushel for the three months ended December 31, 2009.

During the three months ended December 31, 2010, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.56 per bushel for December 2010 delivery to a high of $6.34 per bushel for March 2011 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2009 ranged from a low of $3.28 per bushel for December 2009 delivery to a high of $4.21 per bushel for March 2010 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2010 was $2.14 per gallon, as compared to $1.95 per gallon, respectively, during the three months ended December 31, 2009.

During the three months ended December 31, 2010, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.83 per gallon for November 2010 delivery to a high of $2.36 per gallon for January 2011 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2009 ranged from a low of $1.71 per gallon for November 2009 delivery to a high of $2.12 for November 2009 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2010 was $2,692,673, as opposed to the net gain of $243,300 for the three months ended December 31, 2009.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended December 31, 2010 and 2009 represented approximately 5% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of December 31, 2010	Interest Rate

Co-Bank	$6,500,000	6.62%
Iowa Department of Economic Development	$175,000	0.00%
Iowa Department of Transportation	$312,495	2.11%
Fagen, Inc.	$1,216,781	5.00%
Fagen, Inc.	$1,250,000	4.00%

The interest rates under the respective loan agreements and promissory notes are fixed at the interest rates specified above, but the Co-Bank interest rate is fixed only through July 2011. After July 2011, the Co-Bank loan will revert back to a variable interest rate loan based on the one-month LIBOR index rate, plus 3.30%. The latter rate as of February 1, 2011 was 3.56% per annum.

Lincolnway Energy does not anticipate any material increase in interest rates during the remainder of 2011.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation. The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036. The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation. The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. The Complaint claims damages of at least a reasonable royalty rate and lost profits. The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. The case has been transferred to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings. Lincolnway Energy is unable to determine at this time if the Complaint will have a material adverse effect on Lincolnway Energy.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2010 and filed with the Securities and Exchange Commission on December 21, 2010.  There have been, however, some additional legislative risks that are discussed below.

A legislative risk to the ethanol industry is that Congress only extended the various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, through December 31, 2011. There is no assurance that those incentives will be extended past December 31, 2011, and the loss of those tax incentives will have materially adverse effects on the ethanol industry. The effects could be similar to those caused in the biodiesel industry by the failure to extend the biodiesel tax incentives by their originally scheduled termination date.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2010 through December 31, 2010.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2010 through December 31, 2010.

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

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2010 through December 31, 2010 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2010 through December 31, 2010 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/2006
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/2006
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/2006
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2007	10.7	12/21/2007
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9.1	12/21/2007
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/2006
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.15	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4
* Material has been omitted pursuant to a request for confidential treatment and such material have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 11, 2011	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

February 11, 2011	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2010