Form 10-Q
period 2011-03-31
Lincolnway Energy, LLC
filed 2011-05-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2011.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$4,240,340	$2,858,110
Due from broker	1,310,148	2,305,695
Derivative financial instruments (Note 8)	448,066	—
Trade and other accounts receivable (Note 6)	8,318,052	5,880,043
Inventories (Note 3)	4,682,007	3,951,079
Prepaid expenses and other	264,812	298,637
Total current assets	19,263,425	15,293,564

PROPERTY AND EQUIPMENT
Land and land improvements	7,630,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	75,874,191	75,463,973
Office furniture and equipment	412,163	191,764
Construction in progress	606,693	411,177
	86,128,220	85,252,087
Accumulated depreciation	(39,580,420)	(35,430,641)
	46,547,800	49,821,446

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $230,618 and $209,165	241,344	262,797
Investments	182,970	170,093
	775,314	783,890

	$66,586,539	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	March 31, 2011	September 30, 2010
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$681,501	$1,088,299
Accounts payable, related party (Note 5)	1,001,265	460,958
Current maturities of long-term debt (Note 4)	2,564,388	76,373
Accrued expenses	986,864	982,432
Derivative financial instruments (Note 8)	—	1,191,867
Total current liabilities	5,234,018	3,799,929

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	6,882,387	9,409,711
Other	450,000	450,000
Total noncurrent liabilities	7,332,387	9,859,711

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	15,030,029	13,249,155
	54,020,134	52,239,260

	$66,586,539	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)

Revenues (Notes 2 and 6)	$45,570,522	$28,876,977

Cost of goods sold	42,581,533	27,200,032

Gross profit	2,988,989	1,676,945

General and administrative expenses	648,483	565,944

Operating income	2,340,506	1,111,001

Other income (expense):
Interest income	2,020	6,567
Interest expense	(130,168)	(195,228)
Other income	—	101,569
	(128,148)	(87,092)

Net income	$2,212,358	$1,023,909

Weighted average units outstanding	42,049	42,049

Net income per unit - basic and diluted	$52.61	$24.35

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)

Revenues (Notes 2 and 6)	$79,407,123	$60,598,849

Cost of goods sold	75,996,577	53,906,851

Gross profit	3,410,546	6,691,998

General and administrative expenses	1,323,324	1,309,049

Operating income	2,087,222	5,382,949

Other income (expense):
Interest income	4,305	13,960
Interest expense	(310,653)	(430,805)
Other income	—	101,569
	(306,348)	(315,276)

Net income	$1,780,874	$5,067,673

Weighted average units outstanding	42,049	42,049

Net income per unit - basic and diluted	$42.35	$120.52

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,780,874	$5,067,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,228,418	4,167,047
Loss on disposal of property and equipment	42,550	286
Changes in working capital components:
Due from broker	995,547	88,656
Trade and other accounts receivable	(2,438,009)	359,164
Inventories	(730,928)	(1,633,334)
Prepaid expenses and other	33,825	(62,875)
Accounts payable	(467,621)	186,948
Accounts payable, related party	540,307	144,328
Accrued expenses	4,432	297,928
Derivative financial instruments	(1,639,933)	(864,395)
Net cash provided by operating activities	2,349,462	7,751,426

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(915,046)	(125,221)
Purchase of investments	(12,877)	126,918
Net cash provided by (used in) investing activities	(927,923)	1,697

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(2,102,450)
Payments on long-term borrowings	(39,309)	(5,038,803)
Net cash (used in) financing activities	(39,309)	(7,141,253)

Net increase in cash and cash equivalents	1,382,230	611,870

CASH AND CASH EQUIVALENTS
Beginning	2,858,110	5,824,947
Ending	$4,240,340	$6,436,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$333,686	$445,481

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$60,823	$30,273

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

Basis of presentation and other information: The balance sheet as of September 30, 2010 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Fair Value of financial instruments:  The carrying amounts of cash and cash equivalents, due from broker, derivative financial instruments, trade and other accounts receivable, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities.

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Six months	Six months
	Ended	Ended	Ended	Ended
(In thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Ethanol	$36,454	$23,170	$64,436	$49,582
Distillers' Grains	8,170	4,838	14,558	9,674
Other	918	339	1,356	813

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 3.    Inventories

Inventories consist of the following as of:

	March 31, 2011	September 30, 2010

Raw materials, including corn, coal, chemicals and supplies	$2,650,999	$2,496,681
Work in process	1,248,200	796,409
Ethanol and distillers grains	782,808	657,989
Total	$4,682,007	$3,951,079

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2011	September 30, 2010

Construction term loan. (A)	$6,500,000	$6,500,000

Construction/revolving term loan. (C)	—	—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	167,500	182,500

Note payable to Iowa Department of Transportation. (E)	312,494	336,803

	9,446,775	9,486,084
Less current maturities	(2,564,388)	(76,373)
	$6,882,387	$9,409,711

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply. As of March 31, 2011, the entire balance outstanding is at a fixed rate.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of March 31, 2011, the Company has made principal payments of $32,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next scheduled payment under the agreement is due in December 2011.

(B)
The Company has a $1,100,000 subordinated note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the Borrowings under this agreement are collateralized by substantially all of the Company's assets.  There was no balance outstanding as of March 31, 2011.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $32,477,180 and $55,729,082 for the three months and six months ended March 31, 2011.  There were corn purchases of $18,202,174 and $36,535,890 for the three months and six months ended March 31, 2010. As of March 31, 2011, the Company had several corn cash contracts with Key amounting to approximately 107,206 bushels, for a commitment of $702,056 and several basis contracts representing 5,190,000 bushels of corn.  The contracts mature on various dates through July 2011.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $18,333 and $34,475 for the three months and six months ended March 31, 2011 , respectively.  There were miscellaneous purchases of $20,746 and $47,386 for the three months and six months ended March 31, 2010. As of March 31, 2011 the amount due to Key is $1,000,276.

The Company is also purchasing propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and six months ended March 31, 2011 is $1,859 and $14,422, respectively. Total purchases for the three months and six months ended March 31, 2010 is $1,082 and $14,437, respectively. As of March 31, 2011 there is $989 due to Prairie Land Cooperative.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

On September 25, 2009, the Company entered into a agreement with an unrelated entity. The agreement became effective on October 1, 2009. The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the Company. For the three months and six months ended March 31, 2011 the Company has expensed $195,461 and $358,771, respectively, under this agreement for marketing fees. For the three and six months ended March 31, 2010 the Company has expensed $171,582 and $340,475, respectively. Revenues with this customer were $36,454,373 and $64,436,018 for the three and six months ended March 31, 2011 , respectively. For the three and six months ended March 31, 2010, revenues with this customer were $23,169,768 and $49,582,109, respectively. Trade accounts receivable of $6,126,694 was due from the customer as of March 31, 2011.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three months and six months ended March 31, 2011, the Company has expensed marketing fees of $142,977 and $243,697, respectively, under this agreement. The company has expensed marketing fees of $74,037 and $147,757 for the three months and six months ended March 31, 2010, respectively. Revenues with this customer were $8,170,072 and $14,557,643 for the three months and six months ended March 31, 2011 , respectively. For the three months and six months ended March 31, 2010, revenues with this customer were $4,837,619 and $9,673,642, respectively. Trade accounts receivable of $1,528,001 was due from the customer as of March 31, 2011.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2011 and 2012 the estimated purchase commitments total $5,091,200 and $5,171,200, respectively. For the three months and six months ended March 31, 2011 the company has purchased $1,800,956 and $3,369,122, respectively, of coal under this contract. For the three months and six months ended March 31, 2010 is $1,578,424 and $2,994,935, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 351,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1175/usg. The term of the contract is from April 1, 2011 through June 30, 2011. The minimum future purchase commitment is $891,540.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia. The contract is for a minimum purchase of 660 tons at the rate of $700 delivered ton. The term of the contract is from January 1, 2011 through June 30, 2011. The minimum future purchase commitment is $176,939.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$271,161	$15,120	$(665,141)	$15,120
Unrealized	(243,364)	585,970	(277,347)	585,970
Total effect on revenue	27,797	601,090	(942,488)	601,090

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	863,338	248,400	(1,913,625)	(29,775)
Unrealized	(24,162)	(555,825)	1,030,413	(34,350)
Total effect on cost of goods sold	839,176	(307,425)	(883,212)	(64,125)

Total increase (decrease) to operating income due to derivative activities	$866,973	$293,665	$(1,825,700)	$536,965

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$448,066	$448,066	$—	$—

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,191,867	$1,191,867	$—	$—

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

Lincolnway Energy extracts corn oil from syrup which is generated in the production of ethanol.   Lincolnway Energy estimates that it will produce approximately 3,000 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

EPCO Carbon Dioxide Products, Inc. has a plant located on Lincolnway Energy's, Nevada, Iowa site that collects the carbon dioxide gas which is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will supply approximately 90,000 tons of carbon dioxide gas per year.

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

Executive Summary

Highlights for the six months ended months ended March 31, 2011, are as follows:

•Total revenues increased 31% or $18.8 million, compared to the 2010 comparable period.

•Total cost of goods sold increased 41%, or $22.1 million, compared to the 2010 comparable period.

•Net income was $1.8 million, compared to net income of $5.1 million for the 2010 period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and six months ended March 31, 2011 and 2010 ( dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2011		2010		2011		2010

Revenue	$45,570	100.0%	$28,877	100.0%	$79,407	100%	$60,599	100%
Cost of goods sold	42,582	93.4%	27,200	94.2%	75,997	95.7%	53,907	89.0%
Gross profit	2,988	6.6%	1,677	5.8%	3,410	4.3%	6,692	11.0%
General and administrative expenses	648	1.4%	566	2.0%	1,323	1.7%	1,309	2.2%
Operating income	2,340	5.2%	1,111	3.8%	2,087	2.6%	5,383	8.9%
Other (expense)	(128)	(0.3)%	(87)	(0.3)%	(306)	(0.4)%	(315)	(0.5)%
Net income	$2,212	4.9%	$1,024	3.5%	$1,781	2.2%	$5,068	8.4%

The following table shows other key data for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,
	(Unaudited)
Operating Data:	2011	2010	2011	2010

Ethanol sold (gallons in thousands)	15,637	13,727	28,702	27,238
Average gross price of ethanol sold (dollars per gallon)	$2.33	$1.66	$2.25	$1.82
Dry distillers grain sold (tons)	36,852	30,698	70,169	60,843
Average dry distillers grain sales price per ton	$211.67	$150.80	$199.94	$152.66
Average corn cost per bushel	$6.27	$3.58	$5.54	$3.61

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

Revenues. Revenues increased by $16.7 million, or 57.8% to $45.6 million for the three months ended March 31, 2011 from $28.9 million for the three months ended March 31, 2010. The increase in total revenues was primarily the result of a 40.4% increase in ethanol price for the three months ended March 31, 2011, when compared to the three months ended March 31, 2010 and a 40.4% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $13.3 million, or 57.3%, to $36.5 million for the three months ended March 31, 2011 from $23.2 million for the three months ended March 31, 2010. The average price of ethanol sold was $2.33 per gallon for the three months ended March 31, 2011 compared to $1.66 per gallon for the three months ended March 31, 2010. Ethanol sales volume increased approximately 1.9 million gallons, or 13.9% for the three months ended March 31, 2011, when compared to the three months ended March 31, 2010. The increase in sales volume is due to a reduction in ethanol finished goods inventory compared to the large ethanol finished good inventory balance that was carried in the prior year in order to obtain a higher market price in the future months. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $4.0 million, or 78.4%, to $9.1 million for the three months ended March 31, 2011 from $5.1 million for the three months ended March 31, 2010. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price, generated the large increase for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The average price of dried distillers grain sold was $211.67 per ton for the three months ended March 31, 2011, compared to $150.80 for the three months ended March 31, 2010. The increase in dried distillers grain price is attributable to the increase price of corn. Dried distillers grain sales volume increased by 6,154 tons, or 20.0% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Wet distiller's grain sales volume decreased by 2578 tons, or 31.0% for the three months ended March 31, 2011 from the three months ended March 31, 2010. Dried distillers grain production increased for the three months ended March 31, 2011, due to fewer infections which required fermentor treatments compared to the three months ended March 31, 2010. For the three months ended March 31, 2011 there were reported sales for syrup, corn oil and CO2 of $918,280 an increase of $579,069 from the three months ended March 31, 2010. The sales increase is from the CO2 income of $46,469 that Lincolnway Energy received in the three months ended March 31, 2011 compared to $0 in the three months ended March 31, 2010 and the 82% price increase in corn oil from the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in corn oil prices is due to increased demand from biodiesel plants and increased soybean oil prices which positively impacts the corn oil price.

Revenues included a combined unrealized and realized net gain of $27,797 related to ethanol derivative contracts for the three months ended March 31, 2011, compared to a $601,090 combined unrealized and realized gain for the three months ended March 31, 2010. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $15.4 million, or 56.6% to $42.6 million for the three months ended March 31, 2011 from $27.2 million for the three months ended March 31, 2010. The increase was primarily due to higher corn cost in the 2011 period compared to the 2010 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $14.8 million, or 83.1% to $32.6 million for the three months ended March 31, 2011 from $17.8 million for the three months ended March 31, 2010. Corn costs represented 76.6% of our cost of goods sold for the three months ended March 31, 2011 compared to 65.5% for the three months ended March 31, 2010.

The increase in corn costs was driven by an increase in cash corn prices compared to the prior period. The average price of corn was $6.27 per bushel for the three months ended March 31, 2011, compared to $3.58 per bushel for the three months ended March 31, 2010. The three months ended March 31, 2011 corn costs also included a marked to market net gain of $.8 million for derivatives relating to future deliveries of corn, compared to a $.3 million loss in the same quarter for the prior year. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals increased $.6 million to $1.9 million for the three months ended March 31, 2011 from 1.3 million for the three months ended March 31, 2010. The increase is due to an increase in pricing and increase usage of enzymes and denaturant.

Results of Operations for the Six months Ended March 31, 2011 as Compared to the Six months Ended March 31, 2010

Revenues. Revenues increased by $18.8 million, or 31.0% to $79.4 million for the six months ended March 31, 2011 from $60.6 million for the six months ended March 31, 2010. The increase in total revenues was the result of a 23.6% increase in ethanol price for the six months ended March 31, 2011, when compared to the six months ended March 31, 2010 and a 31.0% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $14.8 million, or 29.8%, to $64.4 million for the six months ended March 31, 2011 from $49.6 million for the six months ended March 31, 2010. The average price of ethanol sold was $2.25 per gallon for the six months ended March 31, 2011 compared to $1.82 per gallon for the six months ended March 31, 2010. Ethanol sales volume increased approximately 1.5 million gallons, or 5.4% for the six months ended March 31, 2011, when compared to the six months ended March 31, 2010. The increase in sales volume is due to a reduction in ethanol finished goods inventory compared to the large ethanol finished goods inventory balance that was carried in the prior year in order to obtain a higher market price in the future months. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $5.5 million, or 52.9%, to $15.9 million for the six months ended March 31, 2011 from $10.4 million for the six months ended March 31, 2010. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price, generated the large increase for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The average price of dried distillers grain sold was $199.94 per ton for the six months ended March 31, 2010, compared to $152.66 for the six months ended March 31, 2010. The increase in dried distillers grain price is attributable to the increased price of corn. Dried distillers grain sales volume increased by 9,326 tons, or 15.3% for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. Wet distiller's grain sales volume decreased by 4508 tons, or 33.3% for the six months ended March 31, 2011 from the six months ended March 31, 2010. Dried distillers grain production increased for the six months ended March 31, 2011, due to fewer infections which required fermentor treatments compared to the six months ended March 31, 2010. For the three months ended March 31, 2011 there were reported sales for syrup, corn oil and CO2 of $1,355,949, an increase of $647,412 from the six months ended March 31, 2010. The majority of the sales increase is from the CO2 income of $88,539 that Lincolnway Energy received in the six months ended March 31, 2011 compared to $0 in the six months ended March 31, 2010 and the 60% price increase in corn oil from the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase in corn oil prices is due to increase demand from biodiesel plants and increased soybean oil prices with positively impacts the corn oil price.

Revenues included a combined unrealized and realized net loss of $942,488 related to ethanol derivative contracts for the six months ended March 31, 2011, compared to a $601,090 combined unrealized and realized gain for the six months ended March 31, 2010. For the six months ended March 31, 2011, Lincolnway Energy sold derivative contracts on the Chicago Mercantile Exchange that decreased in value as ethanol prices increased. This resulted in a derivative loss that was offset by increased revenue received for the price of ethanol when sold. For the six months ended March 31, 2010, the ethanol spot sales prices gave Lincolnway Energy the best market price for ethanol, therefore there was no need to sell derivative contracts on the Chicago Mercantile Exchange. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $22.1 million, or 41.0% to $76.0 million for the six months ended March 31, 2011 from $53.9 million for the six months ended March 31, 2010. The increase was primarily due to higher corn and hedging cost in the 2011 period compared to the 2010 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $20.8 million, or 58.4% to $56.4 million for the six months ended March 31, 2011 from $35.6 million for the six months ended March 31, 2010. Corn costs represented 74.2% of our cost of goods sold for the six months ended March 31, 2011 compared to 66.0% for the six months ended March 31, 2010.

The increase in corn costs was partially driven by an increase in cash corn prices compared to the prior period. The average price of corn was $5.54 per bushel for the six months ended March 31, 2011, compared to $3.61 per bushel for the six months ended March 31, 2010. The six months ended March 31, 2011 corn costs also included a marked to market net loss of $0.8 million for derivatives relating to future deliveries of corn, compared to a $0.1 million loss in the same quarter for the prior year. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals increased $1.0 million to $3.4 million for the six months ended March 31, 2011 from 2.4 million for the six months ended March 31, 2010. The increase is due to an increase in pricing and increase usage of enzymes and denaturant.

Ethanol freight costs decreased $.4 million to $.8 million for the six months ended March 31, 2011 from $1.2 million for the six months ended March 31, 2010. The decrease is due to pricing a majority of the ethanol contracts at a FOB Nevada, Iowa price. The freight is built into the price of ethanol, rather than broken out as a separate cost. The offset of the lower freight costs are offset by lower ethanol revenue. Management feels that Lincolnway Energy has improved their profit margin on ethanol sales by switching from a pooled marketing arrangement to a stand-alone concept. Marketing and logistics have become more efficient as freight considerations drive each trade, ensuring that ethanol moves to the closest geographical outlet, ultimately lowering freight costs and receiving a better contract price. Lincolnway Energy can now accept or decline trades based on Lincolnway Energy's specific economics.

Other income and (expense). Interest expense decreased $.120 million to $.311 million for the six months ended March 31, 2011 from $.431 million for the six months ended March 31, 2010. Lincolnway Energy has paid down debt by $3.8 million since March 31, 2010, which has lowered interest expense.

Risks, Trends and Factors that May Affect Future Operating Results

The ethanol industry continues to be effected by the rising price of corn. The United States Department of Agricultural (USDA) released its crop production report on February 9th, 2011 and lowered ending stocks by 70 million bushels to 675 million bushels. This is the lowest reported ending stock figure since 1995 at 426 million bushels. Physical corn will be very tight late this summer. The USDA also announced that farmers will be planting an estimated 92.18 million acres of corn, up 4.5% from the 88.19 million in 2010; the projected acreage for 2011 would trail only 2007 plantings of 93.5 million acres as the highest total since 1944. To increase the carry-out of stocks to near one billion bushels an average yield of 163.5 bu per acre would be needed. If corn continues to be in tight supply for the calendar year 2011, it could push corn prices to new record high levels. If ethanol prices start to stabilize the ethanol industry could experience shrinking crush margins and decreased profitability for the ethanol plants.

Lincolnway Energy has seen a 24% increase in the average price per gallon of ethanol from the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The increase is attributed to the high corn prices, high energy prices and increased exports to Brazil which has positively impacted ethanol prices. Ethanol production is estimated to be at 13.5 billion gallons for 2011. The ethanol industry current capacity is at roughly 14.6 billion gallons annually. E15 will be a very slow process and we do not expect to see additional demand from its introduction in 2011. In May 2011 a majority of ethanol plants will be shutdown for a week to ten days for a maintenance work. Plant shutdowns as well as the approaching summer driving season will lower ethanol inventories and also create more demand which should keep ethanol prices higher.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery contracts from suppliers. At this reporting time, Lincolnway Energy has corn coverage through the middle of August 2011. Lincolnway Energy continues to monitor and attempt to ensure adequate supply and protection against rapid price increases.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2011	2010
Net cash provided by operating activities	$2,349	$7,751
Net cash provided by (used in) investing activities	(928)	2
Net cash (used in) financing activities	(39)	(7,141)
Net increase in cash and cash equivalents	1,382	612

For the six months ended March 31, 2011 , net cash provided by operating activities decreased by $5.4 million, when compared to cash provided by operating activities for the six months ended March 31, 2010 . The decrease is primarily due to a decrease in net income for the six months ended March 31, 2011 of $3.3 million, an increase of $2.8 million in trade and other receivables and a decrease of $.2 million for other working capital components offset by a decrease of $.9 million of inventory. The $3.3 million decrease in net income is primarily driven by higher market prices for corn for the six months ended March 31, 2011 compared to the prior year. Lincolnway Energy also experienced a $1.8 million loss in derivative activities for the six months ended March 31, 2011, compared to a $536,965 gain for the six months ended March 31, 2010.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $.930 million for the six months ended March 31, 2011 compared to cash provided by investing activities for the six months ended March 31, 2010. The increase is due to a increase of property and equipment purchases for the plant.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $7.1 million for the six months ended March 31, 2011 compared to cash used in investing activities for the six months ended March 31, 2010. The decrease is due to a decrease in payments on long-term borrowings and member distributions for the six months ended March 31, 2011, compared to the six months ended March 31, 2010.

Lincolnway Energy's next term loan payment is not due until December 2011.

As of May 2011, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

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

Lincolnway Energy's ethanol production is sold to Green Plains Trade Group LLC (GPTG). The purchase price payable to Lincolnway Energy is GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG. The ethanol marketing agreement includes a minimum purchase price. Title and all risk of loss and damage to all ethanol commences at the time the ethanol passes across the inlet flange into rail cars or tank cars of the GPTG carrier at the Lincolnway Energy plant.

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

Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2011 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn cost during the three and six months ended months ended March 31, 2011 was, respectively, approximately $6.27 and $5.54 per bushel, compared to $3.58 and $3.61 per bushel for the three and six months ended months ended March 31, 2010.

During the quarter ended ended March 31, 2011, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $6.085 per bushel for May 2011 delivery to a high of $7.42 per bushel for May 2011 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended March 31, 2010 ranged from a low of $3.4425 per bushel for May 2010 delivery to a high of $4.35 per bushel for May 2010 delivery.

The average price Lincolnway Energy received for its ethanol during the three and six months ended months ended March 31, 2011 was, respectively, approximately $2.33 and $2.25 per gallon, as compared to $1.66 and $1.82 per gallon, respectively, during the three and six months ended months ended March 31, 2010.

During the quarter ended March 31, 2011, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.24 per gallon for May 2011 delivery to a high of $2.635 per gallon for May 2011 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2010 ranged from a low of $1.53 per gallon for April 2010 delivery to a high of $1.985 for January 2010 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the six months ended March 31, 2011 was $(883,212), as opposed to the net loss of $(64,125) for the six months ended March 31, 2010.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended March 31, 2011 and 2010 represented approximately 5% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of March 31, 2011	Interest Rate

Co-Bank	$6,500,000	6.62%
Iowa Department of Economic Development	$167,500	0.00%
Iowa Department of Transportation	$312,494	2.11%
Fagen, Inc.	$1,216,781	5.00%
Fagen, Inc.	$1,250,000	4.00%

The interest rates under the respective loan agreements and promissory notes are fixed at the interest rates specified above, but the Co-Bank interest rate is fixed only through July 2011. After July 2011, the Co-Bank loan will revert back to a variable interest rate loan based on the one-month LIBOR index rate, plus 3.30%. The latter rate as of May 1, 2011 was 3.52% per annum.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation. The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036. The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation. The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. The Complaint claims damages of at least a reasonable royalty rate and lost profits. The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. The case was transferred on August 6, 2010 to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings, as Case No. 1:10-ml-02181. Lincolnway Energy is unable to determine at this time if the Complaint will have a material adverse effect on Lincolnway Energy.

Item 1A.    Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2010 and filed with the Securities and Exchange Commission on December 21, 2010.

A continuing legislative risk to the ethanol industry is that Congress only extended the various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, through December 31, 2011. There is no assurance that those incentives will be extended past December 31, 2011, and the loss of those tax incentives could have materially adverse effects on the ethanol industry. The effects could be similar to those caused in the biodiesel industry by the failure to extend the biodiesel tax incentives by their originally scheduled termination date.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and possibly higher tax rates, are likely to occur. Nearly all of the states are facing similar political, economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Similar issues are also being faced by many other countries.

There is a substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations, and there have been changes in the government in some countries, with additional and further changes appearing to be very likely. It is not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment.  An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2011 through March 31, 2011.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of January 1, 2011 through March 31, 2011.

Item 3.    Defaults Upon Senior Securities.

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of Lincolnway Energy exceeding 5% of the total assets of Lincolnway Energy.

No material arrearage in the payment of dividends or any other material delinquency has occurred with respect to any class of preferred membership units of Lincolnway Energy which is registered or which ranks prior to any class of registered membership units of Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2011 through March 31, 2011 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2011 through March 31, 2011 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

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

LINCOLNWAY ENERGY, LLC

May 13, 2011	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

May 13, 2011	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2011