Form 10-Q
period 2011-06-30
Lincolnway Energy, LLC
filed 2011-08-12
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2011.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$667,558	$2,858,110
Due from broker	1,086,792	2,305,695
Trade and other accounts receivable (Note 6)	7,364,220	5,880,043
Inventories (Note 3)	7,659,711	3,951,079
Prepaid expenses and other	359,730	298,637
Total current assets	17,138,011	15,293,564

PROPERTY AND EQUIPMENT
Land and land improvements	7,630,868	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	76,005,989	75,463,973
Office furniture and equipment	409,357	411,177
Construction in progress	1,055,262	191,764
	86,705,781	85,252,087
Accumulated depreciation	(41,598,868)	(35,430,641)
	45,106,913	49,821,446

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $241,344 and $209,165	230,618	262,797
Deposit	476,437	—
Investments	182,970	170,093
	1,241,025	783,890

	$63,485,949	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	June 30, 2011	September 30, 2010
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,207,129	$1,088,299
Accounts payable, related party (Note 5)	624,714	460,958
Current maturities of long-term debt (Note 4)	3,782,324	76,373
Accrued expenses	1,137,411	982,432
Derivative financial instruments (Note 8)	350,750	1,191,867
Total current liabilities	7,102,328	3,799,929

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	5,632,387	9,409,711
Other	450,000	450,000
Total noncurrent liabilities	6,082,387	9,859,711

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	11,311,129	13,249,155
	50,301,234	52,239,260

	$63,485,949	$65,898,900

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)

Revenues (Notes 2 and 6)	$42,028,975	$25,067,784

Cost of goods sold	44,928,632	25,629,974

Gross loss	(2,899,657)	(562,190)

General and administrative expenses	641,728	599,335

Operating loss	(3,541,385)	(1,161,525)

Other income (expense):
Interest income	2,890	5,894
Interest expense	(180,405)	(189,363)
	(177,515)	(183,469)

Net loss	$(3,718,900)	$(1,344,994)

Weighted average units outstanding	42,049	42,049

Net loss per unit - basic and diluted	$(88.44)	$(31.99)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)

Revenues (Notes 2 and 6)	$121,436,098	$85,666,633

Cost of goods sold	120,925,209	79,536,825

Gross profit	510,889	6,129,808

General and administrative expenses	1,965,052	1,908,384

Operating income (loss)	(1,454,163)	4,221,424

Other income (expense):
Interest income	7,195	19,854
Interest expense	(491,058)	(620,168)
Other income	—	101,569
	(483,863)	(498,745)

Net income (loss)	$(1,938,026)	$3,722,679

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(46.09)	$88.53

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,938,026)	$3,722,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,289,241	6,256,363
Loss on disposal of property and equipment	62,696	434
Changes in working capital components:
Due from broker	1,218,903	(845,382)
Trade and other accounts receivable	(1,484,177)	225,196
Inventories	(3,708,632)	(1,329,033)
Prepaid expenses and other	(61,093)	(110,706)
Deposits	(476,437)	145,975
Accounts payable	108,339	(64,585)
Accounts payable, related party	163,756	104,306
Accrued expenses	(710)	(26,882)
Derivative financial instruments	(841,117)	86,790
Net cash provided by (used in) operating activities	(667,257)	8,165,155

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,439,045)	(346,079)
Purchase of investments	(12,877)	(19,057)
Net cash (used in) investing activities	(1,451,922)	(365,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(2,102,450)
Payments on long-term borrowings	(71,373)	(6,320,358)
Net cash (used in) financing activities	(71,373)	(8,422,808)

Net decrease in cash and cash equivalents	(2,190,552)	(622,789)

CASH AND CASH EQUIVALENTS
Beginning	2,858,110	5,824,947
Ending	$667,558	$5,202,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$505,167	$630,867

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable and accrued expenses	$166,180	$135,926

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

Basis of presentation and other information: The balance sheet as of September 30, 2010 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Ethanol	$32,846	$19,808	$97,282	$69,390
Distillers' Grains	7,906	4,833	22,464	14,507
Other	1,025	435	2,381	1,248

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 3.    Inventories

Inventories consist of the following as of:

	June 30, 2011	September 30, 2010

Raw materials, including corn, coal, chemicals and supplies	$4,012,764	$2,496,681
Work in process	1,395,044	796,409
Ethanol and distillers grains	2,251,903	657,989
Total	$7,659,711	$3,951,079

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2011	September 30, 2010

Construction term loan. (A)	$6,500,000	$6,500,000

Construction/revolving term loan. (C)	—	—

Note payable to contractor, interest-only quarterly payments at 5% due through maturity date of November 2014, secured by real estate and subordinate to financial institution debt commitments. (B )	1,216,781	1,216,781

Note payable to contractor, unsecured, interest-only quarterly payments at 4% due through maturity date of May 2021	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	160,000	182,500

Note payable to Iowa Department of Transportation. (E)	287,930	336,803

	9,414,711	9,486,084
Less current maturities	(3,782,324)	(76,373)
	$5,632,387	$9,409,711

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. In order to alleviate some of the interest rate risk, the Company on July 25, 2008, fixed a portion of the loan or $7,750,000 at an interest rate of 6.62%, through July 2011. Upon maturity the fixed portion of the loan will revert back to a variable rate.  The same payment amortization schedule will apply. As of June 30, 2011, the entire balance outstanding is at a fixed rate.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of June 30, 2011, the Company has made principal payments of $32,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next scheduled payment under the agreement is due in December 2011.

(B)
The Company has a $1,100,000 subordinated note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  The third party allowed the Company to include the accrued interest of $116,781 through December 2006 into the principal of the note. Principal is due in full at maturity on November 17, 2014.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  The variable interest rate will be based on the borrowings under this agreement are collateralized by substantially all of the Company's assets.  There was no balance outstanding as of June 30, 2011.

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

Note 5.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $35,466,965 and $91,196,046 for the three months and nine months ended June 30, 2011.  There were corn purchases of $16,106,675 and $52,642,565 for the three months and nine months ended June 30, 2010. As of June 30, 2011, the Company had several corn cash contracts with Key amounting to approximately 3,092,787 bushels, for a commitment of $19,889,825 and several basis contracts representing 1,000,000 bushels of corn.  The contracts mature on various dates through September 2011.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $34,094 and $68,570 for the three months and nine months ended June 30, 2011 , respectively.  There were miscellaneous purchases of $25,809 and $73,195 for the three months and nine months ended June 30, 2010. As of June 30, 2011 the amount due to Key is $624,133.

The Company is also purchasing propane from Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and nine months ended June 30, 2011 is $580 and $15,003, respectively. Total purchases for the three months and six months ended June 30, 2010 is $6,013 and $20,451, respectively. As of June 30, 2011 there is $580 due to Prairie Land Cooperative.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

On September 25, 2009, the Company entered into a agreement with an unrelated entity. The agreement became effective on October 1, 2009. The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the Company. For the three months and nine months ended June 30, 2011 the Company has expensed $159,529 and $518,300 respectively, under this agreement for marketing fees. For the three and nine months ended June 30, 2010 the Company has expensed $172,803 and $513,278, respectively. Revenues with this customer were $32,845,845 and $97,281,863 for the three and nine months ended June 30, 2011 , respectively. For the three and nine months ended June 30, 2010, revenues with this customer were $19,807,584 and $69,318,982, respectively. Trade accounts receivable of $5,034,356 was due from the customer as of June 30, 2011.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three months and nine months ended June 30, 2011, the Company has expensed marketing fees of $134,117 and $377,814, respectively, under this agreement. The company has expensed marketing fees of $70,402 and $218,159 for the three months and nine months ended June 30, 2010, respectively. Revenues with this customer were $7,906,409 and $22,464,052 for the three months and nine months ended June 30, 2011 , respectively. For the three months and nine months ended June 30, 2010, revenues with this customer were $4,832,580 and $14,506,222, respectively. Trade accounts receivable of $1,551,960 was due from the customer as of June 30, 2011.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2011 and 2012 the estimated purchase commitments total $5,091,200 and $5,171,200, respectively. For the three months and nine months ended June 30, 2011 the company has purchased $1,672,384 and $5,041,505, respectively, of coal under this contract. For the three months and nine months ended June 30, 2010 is $1,371,536 and $4,366,471, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 234,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1175/usg. The term of the contract is from July 1, 2011 through August 30, 2011. The minimum future purchase commitment is $538,434.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia. The contract is for a minimum purchase of 120 tons at the rate of $700 delivered ton. The term of the contract is from June 22, 2011 through August 10, 2011. The minimum future purchase commitment is $84,000.

On October 15, 2010, the Company entered into an agreement with an unrelated entity to perform the dirt work for the additional rail spur that is going to be added to the Company's existing track. The total future purchase commitment is $635,874.

On June 30, 2011 the Company entered into an agreement with an unrelated entity to perform the rail work for the additional rail spur that is going to be added to the Company's existing track. The total future purchase commitment is $1,611,603.

On June 23, 2011 the Company entered into an purchase and sale agreement with an unrelated party. The agreement is to sell approximately 57.75 acres of the Company's property to the west of the plant for $20,000 per acre. It is anticipated that the closing will occur within 75 days of the date of the agreement.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(288,507)	$501,480	$(953,648)	$516,600
Unrealized	539,847	(508,897)	262,500	77,073
Total effect on revenue	251,340	(7,417)	(691,148)	593,673

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(1,149,338)	(18,613)	(3,062,963)	(48,388)
Unrealized	(1,343,663)	59,988	(313,250)	25,638
Total effect on cost of goods sold	(2,493,001)	41,375	(3,376,213)	(22,750)

Total increase (decrease) to operating income due to derivative activities	$(2,241,661)	$33,958	$(4,067,361)	$570,923

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$350,750	$350,750	$—	$—

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,191,867	$1,191,867	$—	$—

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

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers' grains at the ethanol plant since May 22, 2006.

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

Executive Summary

Highlights for the nine months ended months ended June 30, 2011, are as follows:

•Total revenues increased 42% or $35.8 million, compared to the 2010 comparable period.

•Total cost of goods sold increased 52%, or $41.4 million, compared to the 2010 comparable period.

•Net loss was $1.9 million, compared to net income of $3.7 million for the 2010 period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and nine months ended June 30, 2011 and 2010 ( dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2011		2010		2011		2010

Revenue	$42,029	100.0%	$25,068	100.0%	$121,436	100%	$85,667	100%
Cost of goods sold	44,929	106.9%	25,630	102.2%	120,925	99.6%	79,537	92.8%
Gross profit (loss)	(2,900)	(6.9)%	(562)	(2.2)%	511	0.4%	6,130	7.2%
General and administrative expenses	642	1.5%	599	2.4%	1,965	1.6%	1,908	2.2%
Operating income (loss)	(3,542)	(8.4)%	(1,161)	(4.6)%	(1,454)	(1.2)%	4,222	5.0%
Other (expense)	(177)	(0.4)%	(183)	(0.7)%	(484)	(0.4)%	(499)	(0.6)%
Net income (loss)	$(3,719)	(8.8)%	$(1,344)	(5.3)%	$(1,938)	(1.6)%	$3,723	4.4%

The following table shows other key data for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,
	(Unaudited)
Operating Data:	2011	2010	2011	2010

Ethanol sold (gallons in thousands)	12,762	13,270	41,464	40,508
Average gross price of ethanol sold (dollars per gallon)	$2.56	$1.49	$2.35	$1.71
Dry distillers grain sold (tons)	32,995	32,456	103,164	93,299
Average dry distillers grain sales price per ton	$234.73	$147.53	$211.06	$150.56
Average corn cost per bushel	$7.35	$3.43	$6.15	$3.55

Results of Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenues. Revenues increased by $17.0 million, or 67.7% to $42.0 million for the three months ended June 30, 2011 from $25.0 million for the three months ended June 30, 2010. The increase in total revenues was primarily the result of a 72.0% increase in ethanol price for the three months ended June 30, 2011, when compared to the three months ended June 30, 2010 and a 59.1% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $13.0 million, or 65.8%, to $32.8 million for the three months ended June 30, 2011 from $19.8 million for the three months ended June 30, 2010. The average price of ethanol sold was $2.56 per gallon for the three months ended June 30, 2011 compared to $1.49 per gallon for the three months ended June 30, 2010. Ethanol sales volume decreased approximately .5 million gallons, or 3.8% for the three months ended June 30, 2011, when compared to the three months ended June 30, 2010. The decrease in sales volume is due to a increase in ethanol finished goods inventory compared to a smaller ethanol finished good inventory balance that was carried in the prior year. The large finished goods inventory balance was held to obtain a higher market price in future months. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $3.6 million, or 67.9%, to $8.9 million for the three months ended June 30, 2011 from $5.3 million for the three months ended June 30, 2010. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price, generated the large increase for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The average price of dried distillers grain sold was $234.73 per ton for the three months ended June 30, 2011, compared to $147.53 for the three months ended June 30, 2010. The increase in dried distillers grain price is attributable to the increase price of corn. Dried distillers grain sales volume increased by 539 tons, or 1.7% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. For the three months ended June 30, 2011 there were reported sales for syrup, corn oil and CO2 of $1.0 million an increase of $.6 million from the three months ended June 30, 2010. The sales increase is from the CO2 income of $41,418 that Lincolnway Energy received in the three months ended June 30, 2011 compared to $0 in the three months ended June 30, 2010 and the 76% price increase in corn oil from the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase in corn oil prices is due to increased demand from biodiesel plants and increased soybean oil prices which positively impacts the corn oil price.

Revenues included a combined unrealized and realized net gain of $251,340 related to ethanol derivative contracts for the three months ended June 30, 2011, compared to a $(7,417) combined unrealized and realized loss for the three months ended June 30, 2010. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $19.3 million, or 75.3% to $44.9 million for the three months ended June 30, 2011 from $25.6 million for the three months ended June 30, 2010. The increase was primarily due to higher corn cost in the 2011 period compared to the 2010 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $18.0 million, or 113% to $34.0 million for the three months ended June 30, 2011 from $16.0 million for the three months ended June 30, 2010. Corn costs represented 75.7% of our cost of goods sold for the three months ended June 30, 2011 compared to 62.5% for the three months ended June 30, 2010.

The increase in corn costs was driven by an increase in cash corn prices and a loss in derivative activities compared to the prior period . The average price of corn was $7.35 per bushel for the three months ended June 30, 2011, compared to $3.43 per bushel for the three months ended June 30, 2010. The three months ended June 30, 2011 corn costs also included a marked to market net loss of $2.5 million for derivatives relating to future deliveries of corn, compared to a $41,375 gain in the same quarter for the prior year. Lincolnway Energy purchased July 2011 derivative contracts on the Chicago Mercantile Exchange that decreased in value as corn prices decreased over $1.29 to settle at a low on June 30, 2011. These forward contracts were purchased to offset sales of flat price forward ethanol to lock in a crush margin. This derivative loss will be offset by lower fixed price corn costs for the 4th quarter of fiscal year 2011. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals increased $.4 million to $1.7 million for the three months ended June 30, 2011 from 1.3 million for the three months ended June 30, 2010. The increase is due to an increase in pricing and increase usage of enzymes and denaturant.

Results of Operations for the Nine months Ended June 30, 2011 as Compared to the Nine months Ended June 30, 2010

Revenues. Revenues increased by $35.7 million, or 41.7% to $121.4 million for the nine months ended June 30, 2011 from $85.7 million for the nine months ended June 30, 2010. The increase in total revenues was the result of a 37.4% increase in ethanol price for the nine months ended June 30, 2011, when compared to the nine months ended June 30, 2010 and a 40.2% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $27.9 million, or 40.2%, to $97.3 million for the nine months ended June 30, 2011 from $69.4 million for the nine months ended June 30, 2010. The average price of ethanol sold was $2.35 per gallon for the nine months ended June 30, 2011 compared to $1.71 per gallon for the nine months ended June 30, 2010. Ethanol sales volume increased approximately 1.0 million gallons, or 2.4% for the nine months ended June 30, 2011, when compared to the nine months ended June 30, 2010. The increase in sales volume is due to a reduction in ethanol finished goods inventory compared to the large ethanol finished goods inventory balance that was carried in the prior year in order to obtain a higher market price in the future months. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $9.2 million, or 58.6%, to $24.8 million for the nine months ended June 30, 2011 from $15.7 million for the nine months ended June 30, 2010. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price, generated the large increase for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The average price of dried distillers grain sold was $211.06 per ton for the nine months ended June 30, 2011, compared to $150.56 for the nine months ended June 30, 2010. The increase in dried distillers grain price is attributable to the increased price of corn. Dried distillers grain sales volume increased by 9,865 tons, or 10.6% for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. Wet distiller's grain sales volume decreased by 4,960 tons, or 31.4% for the nine months ended June 30, 2011 from the nine months ended June 30, 2010. Dried distillers grain production increased for the nine months ended June 30, 2011, due to fewer infections which required fermentor treatments compared to the nine months ended June 30, 2010. For the three months ended June 30, 2011 there were reported sales for syrup, corn oil and CO2 of $2.4 million, an increase of $1.2 million from the nine months ended June 30, 2010. The majority of the sales increase is from the CO2 income of $129,957 that Lincolnway Energy received in the nine months ended June 30, 2011 compared to $0 in the nine months ended June 30, 2010 and the 72% price increase in corn oil from the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase in corn oil prices is due to increase demand from biodiesel plants and increased soybean oil prices which positively impacts the corn oil price.

Revenues included a combined unrealized and realized net loss of $691,148 related to ethanol derivative contracts for the nine months ended June 30, 2011, compared to a $593,673 combined unrealized and realized gain for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, Lincolnway Energy sold derivative contracts on the Chicago Mercantile Exchange that decreased in value as ethanol prices increased. This resulted in a derivative loss that was offset by increased revenue received for the price of ethanol when sold. For the nine months ended June 30, 2010, the ethanol spot sales prices gave Lincolnway Energy the best market price for ethanol, therefore there was no need to sell derivative contracts on the Chicago Mercantile Exchange. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $41.4 million, or 52.1% to $120.9 million for the nine months ended June 30, 2011 from $79.5 million for the nine months ended June 30, 2010. The increase was primarily due to higher corn and hedging cost in the 2011 period compared to the 2010 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $40.2 million, or 77.9% to $91.8 million for the nine months ended June 30, 2011 from $51.6 million for the nine months ended June 30, 2010. Corn costs represented 75.9% of our cost of goods sold for the nine months ended June 30, 2011 compared to 64.8% for the nine months ended June 30, 2010.

The increase in corn costs was partially driven by an increase in cash corn prices compared to the prior period. The average price of corn was $6.15 per bushel for the nine months ended June 30, 2011, compared to $3.55 per bushel for the nine months ended June 30, 2010. The nine months ended June 30, 2011 corn costs also included a marked to market net loss of $3.4 million for derivatives relating to future deliveries of corn, compared to a $22,750 loss in the same period for the prior year. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Process chemicals increased $1.4 million to $5.1 million for the nine months ended June 30, 2011 from $3.7 million for the nine months ended June 30, 2010. The increase is due to an increase in pricing and increase usage of enzymes and denaturant.

Coal costs increased $.5 million to $5.1 million for the nine months ended June 30, 2011 from $4.6 million for the nine months ended June 30, 2010. The increase is due to higher production and an increase in transportation costs from the prior comparable period.

Ethanol freight costs decreased $.9 million to $1.0 million for the nine months ended June 30, 2011 from $1.9 million for the nine months ended June 30, 2010. The decrease is due to pricing a majority of the ethanol contracts at a FOB Nevada, Iowa price. The freight is built into the price of ethanol, rather than broken out as a separate cost. The offset of the lower freight costs are offset by lower ethanol revenue. Management feels that Lincolnway Energy has improved their profit margin on ethanol sales by switching from a pooled marketing arrangement to a stand-alone concept. Marketing and logistics have become more efficient as freight considerations drive each trade, ensuring that ethanol moves to the closest geographical outlet, ultimately lowering freight costs and receiving a better contract price. Lincolnway Energy can now accept or decline trades based on Lincolnway Energy's specific economics.

Risks, Trends and Factors that May Affect Future Operating Results

The ethanol industry continues to be effected by the price volatility of corn. The United States Department of Agricultural (USDA) released its latest crop production report on July 12, 2011 and raised ending stocks from the June 2011 report by 150 million bushels to 880 million bushels. The USDA also announced on June 30, 2011 that farmers will be planting an estimated 92.3 million acres of corn, up 5.0% from the 88.19 million in 2010. Growers expect to harvest 84.9 million acres, up 4% from the prior year. After the unexpected drop in corn prices on June 30, 2011, the market was then oversold and the price then rebounded. The next obstacle for ethanol plants in the upcoming months is the increase in corn basis. In the pacific northwest, the basis rose to $1.35 over September corn. In the corn belt, basis is trading at approximately $.25 - .50 over September corn.

Lincolnway Energy has seen a 37% increase in the average price per gallon of ethanol from the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010. The increase is attributed to the high corn prices, high energy prices and increased exports to Brazil which has positively impacted ethanol prices. Ethanol production is estimated to be at 13.5 billion gallons for 2011. The ethanol industry current capacity is at roughly 14.6 billion gallons annually. E15 will be a very slow process and we do not expect to see additional demand from its introduction in 2011. There have been several bills introduced in Washington to end the current ethanol tax incentive and use the funds for debt reduction, infrastructure investment, and cellulosic ethanol investment. If the ethanol tax incentive is not extended, the ethanol industry could experience lower ethanol prices and decreased profitability for the ethanol plants.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery contracts from suppliers. At this reporting time, Lincolnway Energy has corn coverage through the month of September 2011. Lincolnway Energy continues to monitor and attempt to ensure adequate supply and protection against rapid price increases.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2011	2010
Net cash provided by operating activities	$(667)	$8,165
Net cash provided by (used in) investing activities	(1,452)	(365)
Net cash (used in) financing activities	(71)	(8,423)
Net increase in cash and cash equivalents	(2,190)	(623)

For the nine months ended June 30, 2011, net cash provided by operating activities decreased by $8.8 million, when compared to cash provided by operating activities for the nine months ended June 30, 2010 . The decrease is primarily due to a decrease in net income for the nine months ended June 30, 2011 of $5.7 million, an increase of $1.7 million in trade and other receivables, increase of inventories of $2.4 million and a increase of $.6 million for deposits offset by a decrease of $1.1 million of derivative activities. The $5.7 million decrease in net income is primarily driven by higher market prices for corn for the nine months ended June 30, 2011 compared to the prior year. Lincolnway Energy also experienced a $4.1 million loss in derivative activities for the nine months ended June 30, 2011, compared to a $570,923 gain for the nine months ended June 30, 2010.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $1.1 million for the nine months ended June 30, 2011 compared to cash provided by investing activities for the nine months ended June 30, 2010. The increase is due to an increase of property and equipment purchases for the plant. The rail spur addition makes up approximately $1.0 million of the purchases.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $8.4 million for the nine months ended June 30, 2011 compared to cash used in investing activities for the nine months ended June 30, 2010. The decrease is due to a decrease in payments on long-term borrowings and member distributions for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010.

Lincolnway Energy's next term loan payment is due December 2011.

As of August 2011, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

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

Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2011 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn cost during the three and nine months ended June 30, 2011 was, respectively, approximately $7.35 and $6.15 per bushel, compared to $3.43 and $3.55 per bushel for the three and nine months ended June 30, 2010.

During the quarter ended ended June 30, 2011, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $6.165 per bushel for July 2011 delivery to a high of $7.99 per bushel for July 2011 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended June 30, 2010 ranged from a low of $3.24 per bushel for July 2010 delivery to a high of $3.85 per bushel for July 2010 delivery.

The average price Lincolnway Energy received for its ethanol during the three and nine months ended June 30, 2011 was, respectively, approximately $2.56 and $2.35 per gallon, as compared to $1.49 and $1.71 per gallon, respectively, during the three and nine months ended June 30, 2010.

During the quarter ended June 30, 2011, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.46 per gallon for July 2011 delivery to a high of $2.788 per gallon for July 2011 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2010 ranged from a low of $1.47 per gallon for July 2010 delivery to a high of $1.66 for July 2010 delivery.

Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn and ethanol needs in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn and ethanol.  Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2011 was $(3,376,213), as opposed to the net loss of $(22,750) for the nine months ended June 30, 2010.

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

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended June 30, 2011 and 2010 represented approximately 4% and 6%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

On June 30, 2011, Lincolnway Energy received a letter from Williams Bulk Transfer ('WBT") of its declaring force majeure on the coal agreement pursuant to Article 18, thereof. This is due to the flooding of the Missouri River in Iowa, Nebraska and Kansas area resulting in extending routes, and unavoidable delays in transporting coal to the Lincolnway Energy plant. WBT is working to find alternative sources during the force majeure, however control of shipments via the Burlington Northern and Santa Fe Railway is out of their control. As of August 1, 2011, Lincolnway Energy has been receiving enough coal to run the plant as scheduled. WBT did not provide an expected duration of the force majeure.

Interest Rate Risk

Lincolnway Energy has various loan agreements and promissory notes that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of June 30, 2011	Interest Rate

Co-Bank	$6,500,000	6.62%
Iowa Department of Economic Development	$160,000	0.00%
Iowa Department of Transportation	$287,930	2.11%
Fagen, Inc.	$1,216,781	5.00%
Fagen, Inc.	$1,250,000	4.00%

The interest rates under the respective loan agreements and promissory notes are fixed at the interest rates specified above, but the Co-Bank interest rate is fixed only through July 2011. After July 2011, the Co-Bank loan will revert back to a variable interest rate loan based on the one-month LIBOR index rate, plus 3.30%. The latter rate as of August 1, 2011 was 3.49% per annum.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2011 through June 30, 2011.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of April 1, 2011 through June 30, 2011.

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

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2011 through June 30, 2011 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2011 through June 30, 2011 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/2006
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/2006
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/2006
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2007	10.7	12/21/2007
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9.1	12/21/2007
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/2006
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.15	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive data file (furnished electonically herewith pursuant to Rule 405 of Regulation S-T)
* Material has been omitted pursuant to a request for confidential treatment and such material have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 12, 2011	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

August 12, 2011	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2011

Description of Exhibit.			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

101	Interactive Data File (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)