Form 10-K
period 2011-09-30
Lincolnway Energy, LLC
filed 2011-12-22
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $50,939,970 as of March 31, 2011. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,285 book value per-unit as of March 31, 2011.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2011 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2011 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2011

Certification of President and CEO	E-1
Certification of Chief Financial Officer	E-2
Section 1350 Certification of President and CEO	E-3
Section 1350 Certification of Chief Financial Officer	E-4

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

i

PART I

Item 1.    Business.

General Overview

Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller's grains at the ethanol plant since May 22, 2006.  The first full month of production at full capacity was July of 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller's grains per year. Lincolnway Energy has been operating at least 10% above nameplate since that time, subject to normal shutdown and other maintenance related days and matters.

Lincolnway Energy began extracting corn oil from the syrup which is generated in the production of ethanol in April, 2008.  Lincolnway Energy estimates that it will produce approximately 4,700 tons of corn oil per year at the plant.

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

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide on an economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

Lincolnway Energy entered into a Purchase and Sale Agreement with DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") on June 23, 2011. The real estate that was purchased by DDCE was approximately 59.05 acres that is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located.

Lincolnway Energy and DDCE also entered into a Load Out Services Agreement. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters.

Lincolnway Energy does not anticipate that the revenues under the Load Out Services Agreement will be a material source of revenue for Lincolnway Energy, but Lincolnway Energy believes that it will be able to provide the services required under the Load Out Services Agreement without materially increasing its operating or other costs.

Financial Information

Financial statements for Lincolnway Energy are included in Item 8 of this annual report.  The financial statements include information regarding Lincolnway Energy's revenues, profits or losses and total assets.  Item 6 of this annual report includes summary selected financial data.

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2011 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

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

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2011, however, by approximately 14%, with 57,071,798 gallons of ethanol produced during that period, and with an average daily production of 166,818 gallons. This is a 3% increase from the prior comparable year.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2012.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2009, September 30, 2010 and September 30, 2011 accounted for approximately 80%, 83% and 80%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2012 will account for approximately 80% of Lincolnway Energy's total revenues for that fiscal year.

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

Lincolnway Energy produced 154,767 tons of distiller's grains during the fiscal year ended September 30, 2011, or approximately 12,897 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 8% wet distiller's grains and 92% dried distiller's grains. Dried distillers production increased approximately 10% from the prior comparable year.

Lincolnway Energy anticipates processing approximately 154,000 tons of distiller's grains during the fiscal year ending September 30, 2012.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2009, September 30, 2010 and September 30, 2011 accounted for approximately 19%, 17% and 18%, respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2012 will account for approximately 19% of Lincolnway Energy's total revenues for that fiscal year.

Other Byproducts

There are other byproducts from the production of ethanol at a dry mill plant, primarily corn oil, and carbon dioxide.

Corn Oil

Lincolnway Energy installed a corn oil extraction system in April, 2008 that extracts corn oil from the syrup which is generated in the production of ethanol. Lincolnway Energy entered into an agreement with FEC Solutions, L.L.C. on October 13, 2008 under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C. Lincolnway Energy pays FEC Solutions, L.L.C. a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil. The agreement has an initial term of 36 months commencing from October 13, 2008, and will renew for successive 36 month terms unless Lincolnway Energy or FEC Solutions, L.L.C. elect to terminate the agreement at the end of the then current 36 month term.

Lincolnway Energy's primary means of shipping and distributing corn oil will be by truck.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell the corn oil in the biodiesel, livestock feed and industrial industry, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce and sell approximately 4,700 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy because Lincolnway Energy’s corn oil sales were approximately $1,200,000 and $1,500,000 and $3,400,000 respectively, for the fiscal years ended September 30, 2009 and September 30, 2010, and September 30, 2011 which represented less than 2%, of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's oil sales did increase approximately 127% compared to the prior year. This was due to an additive that was added to the process to improve the oil yield. The cost of the additive for the year was approximately 8% of corn oil revenue.

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

EPCO also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by EPCO for the raw carbon dioxide provided by Lincolnway Energy is based upon EPCO's shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires EPCO to purchase, during each contract year, the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity.  The annual liquid carbon dioxide production capacity of the EPCO plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year. The term of the marketing agreement with EPCO is ten years from the date on which liquid carbon dioxide was first produced at the EPCO plant, which was during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement. EPCO is required to remove the plant and related equipment following any termination of the agreement.

EPCO is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy contemplates, will be by truck.
Lincolnway Energy estimates it will sell approximately 87,000 tons of carbon dioxide per year at its plant. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to EPCO will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that such revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

Sources and Availability of Raw Materials

Corn and coal are the primary raw materials that are utilized by Lincolnway Energy in the production of ethanol.  Corn is used to produce the ethanol, and coal is Lincolnway Energy's primary energy source for its ethanol plant.

Corn

Lincolnway Energy estimates that it will utilize approximately 21,000,000 bushels of corn per year at its ethanol plant, or approximately 1,750,000 bushels per month, assuming production at a capacity of approximately 59,000,000 gallons of ethanol per year.

Lincolnway Energy's ethanol plant is located in Nevada, Iowa. which is located in Story County. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant.  There is not, however, any assurance that Lincolnway Energy will be able to purchase sufficient corn supplies from Story County or regarding the supply or availability of corn given the numerous factors which affect the supply and price for corn.

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

Lincolnway Energy purchased 20,029,808 bushels of corn for $127,764,206 from Key Cooperative during the fiscal year ended September 30, 2011, and, respectively, 19,884,281 and 18,797,250 bushels of corn for $71,804,446 and $69,259,682 during the fiscal years ended September 30, 2010 and September 30, 2009.

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

Lincolnway Energy purchased approximately 102,000 tons of coal for $7.0 million during the fiscal year ended September 30, 2011, and, respectively, 99,000 and 95,000 tons of coal for $6.0 million and $5.6 million during the fiscal years ended September 30, 2010 and September 30, 2009.

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

Other Raw Materials

Lincolnway Energy's ethanol plant also requires a significant amount of electricity and water supply. Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity. Lincolnway Energy utilizes approximately two gallons of water to produce a gallon of ethanol, which results in the use of approximately 325,000 gallons of water per day.  Lincolnway Energy discharges 275,000 gallons of water per day that has been purified by a reverse osmosis system. Lincolnway Energy's water needs are currently met by the City of Nevada.

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller's grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy, as well as tracks owned by the Union Pacific and Key Cooperative.  Lincolnway Energy has agreements with the Union Pacific and Key Cooperative regarding the use of their railroad tracks.

Lincolnway Energy owns approximately 25 acres of real estate which is to the west of Lincolnway Energy's existing real estate and which is adjacent to the Union Pacific Railroad tracks near Nevada, Iowa. The real estate was acquired primarily for potential future use in the construction of additional railroad spur tracks.

Lincolnway Energy entered into an agreement with J.B. Holland Construction, Inc. on October 15, 2010 to perform the dirt work for the additional rail spur that Lincolnway Energy is adding to its existing railroad track. The dirt work was completed during August, 2011. Lincolnway Energy entered into a contract with Central States Railroad Services, Inc. on June 30, 2011 for the construction of the rail spur, and construction began during August, 2011. The addition of the rail spur should allow Lincolnway Energy to ship unit trains on the Union Pacific mainline, which is intended to allow Lincolnway Energy to obtain the savings in shipment costs and other efficiencies that generally come through the use of unit trains. Lincolnway Energy estimates that the additional rail spur project will cost approximately $3.4 million in the aggregate. The rail expansion project will be completed in December 2011.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.  For example, Lincolnway Energy is considering switching the fuel source for its plant from coal to biomass or natural gas.  Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol or distillers' grains production.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants slowed during the last three years due to generally unfavorable credit and market conditions. According to the Renewable Fuels Association,2010 annual report there were approximately 204 ethanol plants in the U.S. with an ethanol production capacity of approximately 14.1 billion gallons per year and annualized production of approximately 13.5 billion gallons per year. According to the Iowa Renewable Fuels Association, Iowa has 41 ethanol refineries in production, with a production capacity of approximately 3.7 billion gallons per year and utilizing over 1 billion bushels of corn. The U.S. became the world's largest producer of ethanol in 2006, surpassing Brazil. World production was approximately 23.0 billion gallons in 2010, as opposed to approximately 19.5 billion gallons in 2009 and approximately 17.3 billion gallons in 2008, according to the Renewable Fuels Association, and representing nearly 400% growth since 2000. Over 40 countries are now producing ethanol, including Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various other countries in the European Union and Central America. Many of those countries have also enacted renewable fuel use requirements.

The general economic and ethanol industry circumstances have, however, been difficult and adverse over much of the past two to four years, with various ethanol plants having been closed or having reduced production and some openings or construction of new plants or expansions of existing plants having been canceled or postponed. The past projections for the growth of the ethanol industry may, therefore, no longer be accurate. Many plants did, however, return to some level of profitability in the second half of 2009 and into the start of 2010 and last half of 2011, and some idle ethanol plants have resumed operations. The industry has, however, continued to be somewhat volatile.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is likely that there will continue to be some growth in the ethanol industry, both domestically and internationally, over the longer term.

Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, and also the major oil companies and other large companies.

The competition in the ethanol industry has increased during the past four years, with sustained periods of declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices.

The ethanol industry will also continue to face increasing competition from international suppliers of ethanol. International suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Ethanol imports equivalent to up to approximately 7% of total U.S. production in any given year from various countries were exempted from the tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Foreign suppliers of ethanol may significantly increase their imports into the U.S. Also, Canada may import ethanol duty free, and Mexico may import ethanol under a duty rate of $.10 per gallon. Some of the larger competitors in the ethanol industry may construct or establish ethanol plants in Central America or the Caribbean. Also, the $.54 per gallon tariff on most foreign produced ethanol will expire on December 31, 2011, and as of the date of this annual report it did not appear that the tariff would be extended or reenacted at any time in the near future, or perhaps at all.

Smaller competitors also pose a threat. Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry; although Lincolnway Energy believes that smaller ethanol plants may have increasing difficulty in competing with larger plants over the longer term and if the volatile market conditions of the last few years continue. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.

The continuing increase in domestic or foreign competition could cause Lincolnway Energy to have to reduce its prices and take other steps to compete effectively, which could adversely affect Lincolnway Energy's results of operations and financial position.

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2012, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

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

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022. Research will therefore continue regarding cellulosic ethanol, and it is likely that processes will be developed in the near future which will make the production of ethanol from these types of sources economical. According to the Renewable Fuels Association, there were approximately 22 companies with 28 cellulosic ethanol projects under development or construction or in operation in 23 states as of January, 2010. Some of those projects are properly categorized as "pilot" or "test" plants, but others are at a larger production level. For example, Poet intends to open a 25,000,000 gallon per year cellulosic ethanol plant in Iowa sometime in 2012, with the plant to produce ethanol from corn cobs. As discussed elsewhere in this annual report, DuPont Danisco Cellulosic Ethanol, LLC has purchased approximately 59 acres of real estate from Lincolnway Energy for the purpose of constructing a cellulosic or advanced biofuels plant on the real estate. Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds.

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

As part of the process of settling allegations of the Iowa Environmental Protection Commission regarding emissions limit exceedences (which were settled in April, 2010) and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air quality permit under the 250 ton rules which were adopted in late 2007. Lincolnway Energy received its new operating air permit under the revised 250 ton rules on July 8, 2011.  The new permit does have more testing mandates, and Lincolnway Energy will be subject to higher ongoing compliance and operating costs to show compliance under the new air quality permit. Up to this issuance date, the Iowa Department of Natural Resources had issued a variance to Lincolnway Energy's present operating permit to allow Lincolnway Energy to operate at the higher production level requested within the new permit.

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

Employees

As of December 15, 2011, Lincolnway Energy had 42 employees, with 3 open positions.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 1A.        Risk Factors.

Any of the following risks could significantly and adversely affect Lincolnway Energy's prospects, business, results of operation and financial condition.  The following risks are not the only risks Lincolnway Energy is subject to or may face, and they are not intended to be set forth in order of materiality or significance. An investment in units of Lincolnway Energy involves substantial risk, and is a speculative investment.

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Continue To Be Subject To Generally Difficult Market, Credit And Other Circumstances The United States and virtually all international economies are still widely viewed as facing difficult and uncertain economic circumstances that may continue well into 2012, and perhaps longer. The United States and nearly all international economic circumstances include a shortage of available loans and credit to many industries, significant unemployment, flat or falling profits or losses in many industries, volatile stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending and "bailout" programs by governments, and uncertain business and consumer confidence.

The ethanol industry has been similarly affected. For example, lenders and the credit markets have been generally unfavorable to the ethanol industry during the last two to four years, and the lack of available credit is one factor that has played a part in the proposed construction or expansion of some ethanol plants being canceled or indefinitely delayed. The ethanol industry also experienced decreasing profits over portions of that time period, and many ethanol plants experienced losses over most or some of that time period. The ethanol industry has also struggled with volatile corn prices, and record high corn prices, during parts of the last three years. The record high corn prices, coupled with declining ethanol prices, negatively impacted profits, and caused some ethanol companies to declare bankruptcy or to halt construction or expansion projects and/or to delay the opening of recently completed ethanol plants during 2008 and 2009.

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

There is also uncertainty in the economy arising from continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Pakistan, Afghanistan, Iraq and Iran.

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

Lincolnway Energy Is Leveraged And Has Debt And Debt Service Requirements.  Lincolnway Energy financed the construction and start-up of its ethanol plant with significant debt, and Lincolnway Energy will have loans outstanding from time to time under its operating and working lines of credit.  Lincolnway Energy has, however, lowered its outstanding debt since it commenced ethanol production in 2006 from $34,612,543 to $4,190,430 as of September 30, 2011.  Lincolnway Energy therefore does not believe that it was substantially leveraged at the time of the preparation of this annual report.

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

Lincolnway Energy's Financing Costs Will Rise If Interest Rates Increase.  Lincolnway Energy could be adversely affected by any increase in interest rates or other lending costs because Lincolnway Energy could likely generally have some outstanding loans or debt, which at times might be substantial.  Although difficult to predict and outside of Lincolnway Energy's control, it is possible that there may be increases in interest rates, at least over the longer term.

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 80%, 83% and 80% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2009, 2010 and 2011, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends. As examples, the Chicago Board of Trade price of ethanol was $3.068 on July 27, 2011, but was at $1.901 on September 7, 2010, and was $2.365 on November 9, 2010, but was at $1.495 on July 28, 2010.

The price of gasoline also varies significantly over both short and long term periods. The price for ethanol has generally had some correlation to the price of gasoline, so low gasoline prices or reductions in gasoline prices will also generally reduce ethanol prices and profitability.

The higher prices for gasoline over the past two years have caused businesses and consumers to actively seek ways to lower or reduce their gasoline consumption. For example, there is increased attention to requiring the auto industry to produce cars with higher fuel efficiency. Higher gasoline prices also increase the focus and attention on the research and development of alternative energy options, such as fuel cells. The existence of higher gasoline prices can therefore also adversely affect gasoline and ethanol prices and the profitability of ethanol plants.

On the other hand, if ethanol becomes more expensive than gasoline, blenders have little incentive to buy more ethanol beyond that required to meet the federal renewable fuel standards, and that incentive will become even less in that circumstance if the federal 45 cent per gallon tax credit is not extended past December 31, 2011.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or gasoline will adversely affect Lincolnway Energy's business.

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Some ethanol plants have delayed opening or have curtailed production due to the unfavorable market conditions which were in existence over the two to four year period preceding the date of this annual report.

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

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the U.S. Environmental Protection Agency approved the use of E15 in 2011, the approval was limited to vehicles manufactured in 2001 or earlier. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. There will likely need to be government subsidies and support, however, in order to cause service stations to install those types of pumps, and there is increasing support in Congress to discontinue, or to not renew, those support programs, and it is likely that those programs will be discontinued at some point. There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

Reports continue to be issued by various groups, however, such as the National Research Council, that question the use of ethanol and other biofuels, both from an economic and environmental perspective. Ethanol organizations disagree with, and respond to, most of those types of reports, but the reports continue to cause governmental, regulatory and public perception concerns and issues for the ethanol industry.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 77% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. For example, corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel). The cash corn price in Lincolnway Energy's local market area was approximately $5.81 per bushel as of November 30, 2011, as opposed to approximately $5.32 per bushel as of November 30, 2010. The corn price on the Chicago Board of Trade daily futures ranged from a low of $5.35 per bushel to a high of $7.60 per bushel during Lincolnway Energy's fiscal year ended September 30, 2011, and from a low of $3.25 per bushel to a high of $5.29 per bushel during Lincolnway Energy's fiscal year ended September 30, 2010.

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
Transportation issues and costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped relatively long distances to a terminal where the ethanol can be blended with gasoline.

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

Any attempt by Lincolnway Energy to use forward pricing contracts or the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because commodity price movements and price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors which are beyond the control of anyone. Some of those factors include those noted above in "There Are Many Factors Important To The Success Of An Ethanol Plant That Are Beyond The Control Of Lincolnway Energy."

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

Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities.  The nature of Lincolnway Energy's operations will expose it to the risk of environmental and health and safety claims and property damage claims. For example, if any of Lincolnway Energy's operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others that may have been affected by the pollution or spill. Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol. Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy's control and which are possible in Lincolnway Energy's business, such as fire, explosions or blowouts.

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

The negative press and public sentiment is also developing towards the "next generation" biofuels that are a significant component of achieving the use mandates in the renewable fuels standards. Those biofuels are those made from nonfeed stocks/cellulose, such as corn stalks, wheat straw, grasses and trees. Some organizations, including the National Resource Council, have recently issued reports critical of those biofuels, including that those biofuels are not economical without heavy government subsidies and will not have any positive overall environmental effect, and may have negative environmental results.

The criticism of the ethanol and biofuels industry could lead to reduced governmental supports for the industry and reduced public support and use of ethanol and other biofuels. The current criticisms regarding ethanol are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol and the development of other biofuels. Lincolnway Energy's plant can only produce ethanol from corn.

Loss Of Current Governmental Support And Incentives For Ethanol Could Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy's Results Of Operations And Financial Position.  There are various federal and state laws and regulations and programs which have lead to the increasing use of ethanol, including various subsidies, tax exemptions and other forms of financial incentives. Some of the laws provide economic incentives to produce or use ethanol and other biofuels and some of the laws mandate the use of ethanol and other biofuels.

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

For example, a current, material legislative risk to the ethanol industry is that Congress only extended the various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, through December 31, 2011. It appears that this credit will not be extended into 2012. The loss of those tax incentives could have materially adverse effects on the ethanol industry.

Another current legislative risk is that Congress will discontinue the programs providing incentives for the installation of blender pumps that permit the use of ethanol blends above E10. Votes were taken in June of 2011 and proposed in October of 2011 to discontinue those programs, and the proposals were only narrowly defeated.

As noted above, the ethanol and biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol and other biofuels production. Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Another continuing regulatory or governmental support issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of higher ethanol blends in conventional automobiles, sometimes referred to as the "blend wall." The prior permitted blend amount was E10. Advocates lobbied the EPA and Congress for years to increase the permitted percentage for all vehicles from anywhere to 12% to 20%, but the EPA elected in 2011 to only permit E15 and only for use in automobiles produced in 2001 or later. The EPA's action was not viewed as significant to the ethanol industry because of the limitation to vehicles made in 2001 or later and also because many retailers do not have the proper dispensing equipment needed in order to offer E15.

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

Some other key areas of legislative interest in the ethanol industry are increasing the required use of flexible fuel vehicles, particularly E85 vehicles, and blender pumps, and providing incentives to develop and utilize blender pumps. A current legislative risk is that Congress will discontinue the programs providing incentives for the installation of blender pumps that permit the use of ethanol blends above E10. Votes were taken in June of 2011 and proposed in October of 2011 to discontinue those programs, and the proposals were only narrowly defeated.

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

An ethanol plant utilizing corn to produce ethanol will also experience competition from other plants which produce ethanol from other products. For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass. Various federal incentives have been enacted to encourage and support the development of cellulosic based ethanol production, and the Energy Independence and Security Act of 2007 provides that 16 billion gallons of the 36 billion gallon renewable fuels mandate for 2022 must come from cellulosic biofuel. Approximately 25 companies were developing cellulosic based ethanol plants as of January 2011. Cellulosic and other ethanol technologies are viewed by many as the "next generation" ethanol technologies.

Although Lincolnway Energy believes there will continue to be a place for corn based ethanol production within the ethanol industry, it is possible that at some point in the future governmental and public support of the ethanol industry may be focused primarily upon, and provide significant advantages or benefits to, cellulosic and other developing ethanol technologies, which could have adverse effects on Lincolnway Energy and corn based ethanol production in general. The requirements for the use of cellulosic and other advanced biofuels in the 2007 energy act are evidence of the government's support of, and trending to, those types of biofuels. The public may also eventually support cellulosic and other advanced biofuels because of the perception that those types of biofuels do not have some of the perceived negative effects of corn based ethanol, such as the food and fuel debate, given that cellulosic and other advanced biofuels are not made from products otherwise used in the food chain and are in some cases produced from "waste" products.

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

Item 2.    Properties.

Lincolnway Energy's office and its ethanol plant are located on approximately 64 acres in Nevada, Iowa. Iowa.  Lincolnway Energy owns the real estate and its office and ethanol plant, but all of those properties are subject to a first mortgage and security interest held by Lincolnway Energy's primary lender, CoBank, and to other security interest held by the Iowa Department of Transportation.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Lincolnway Energy purchased a portion of this real estate for use in the construction of additional railroad spur tracks, and the remainder of real estate is for future development.  Except as noted in the following paragraph, Lincolnway Energy does not, however, have any definite plans for the use of the real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during 2012.

Lincolnway Energy, LLC is just completing the construction of an additional 9,372 feet of rail spur to Lincolnway Energy's existing track. Lincolnway Energy began the dirt work for the additional rail spur in October 2010, and Lincolnway Energy signed the agreement for the construction of the rail spur in June 2011. The current estimated cost of the additional rail spur project is $3.4 million. The primary purpose for constructing the additional rail spur is to add rail car capacity so that Lincolnway Energy will be able to ship ethanol in unit trains, which generally means a rail shipment of between at least 84 cars and generally up to 100 rail cars. It will also allow Lincolnway Energy to have a sorting track for 20 cars.

Lincolnway Energy had also owned an additional 59.05 acres of real estate that was also adjacent to Lincolnway Energy's 64 acre parcel noted above. The 59.05 acres were sold to DuPont Danisco Cellulosic Ethanol, LLC on October 5, 2011. The sale of the real estate is discussed in more detail in Item 1 above in this annual report.

Lincolnway Energy leases 120 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has a lease for 90 hopper rail cars for a three year term which is scheduled to expire in March 2014 and a month to month lease agreement for an additional 30 hopper rail cars. Lincolnway Energy also leases 130 tank rail cars that are used for transporting ethanol. The scheduled term of leases goes to March 2014 for 30 cars and September, 2016 for 100 cars.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of Green Shift Corporation. The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036. The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation. The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. The Complaint claims damages of at least a reasonable royalty rate and lost profits. The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. The case has been transferred to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings. The initial claims construction hearing has been held, and the United States District Court has construed the disputed terms. Various discovery activities, motions and other procedural actions have also been made or taken. Lincolnway Energy, however, is unable as of the date of this annual report to determine if the Complaint will have a material adverse effect on Lincolnway Energy.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2011, which were held of record by 969 different members.  The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2011.

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

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time. For example, although a distribution was declared in November of both 2006 and 2007 and in May of both 2007 and 2008, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008, May 2009 or in November 2009, given the generally unfavorable economic outlook and the prevailing conditions in the ethanol industry. As noted above, Lincolnway Energy did declare a distribution in February of 2010, but it was at a lower per unit amount than the prior distributions by Lincolnway Energy. Also, no distribution was declared in November of 2010 or in February or November of 2011. Although no firm decision has been made, it is possible that no, or perhaps reduced, distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2012.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2011 to September 30, 2011. As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2011	2010	2009	2008	2007
Revenues	$173,951,126	$114,373,268	$110,223,531	$147,040,911	$118,783,540
Cost of goods sold	169,817,362	106,744,081	113,576,938	138,309,541	94,233,456
Gross profit(loss)	4,133,764	7,629,187	(3,353,407)	8,731,370	24,550,084
General and administrative expense	2,649,796	2,440,390	2,366,638	2,647,368	2,903,436
Operating income (loss)	1,483,968	5,188,797	(5,720,045)	6,084,002	21,646,648
Interest expense	(593,461)	(851,358)	(860,303)	(1,430,469)	(2,228,179)
Other income-interest and grant	9,542	25,019	165,007	181,895	536,897
Net income (loss)	$900,049	$4,362,458	$(6,415,341)	$4,835,428	$19,955,366
Weighted average units outstanding	42,049	42,049	42,049	42,049	42,519
Net income (loss) per unit - basic and diluted	$21.40	$103.75	$(152.57)	$115.00	$469.33
Cash distributions per unit	$—	$50.00	$—	$200.00	$350.00

	2011	2010	2009	2008	2007
Working Capital	$10,403,670	$11,493,635	$6,670,560	$10,216,873	$11,845,308
Net Property Plant & Equipment	$44,693,362	$49,821,446	$57,293,563	$65,010,487	$71,617,762
Total Assets	$61,198,788	$65,898,900	$71,092,101	$90,516,722	$88,820,957
Long-Term Obligations	$3,188,021	$9,859,711	$14,938,584	$19,998,369	$24,743,372
Members' Equity	$53,139,309	$52,239,260	$49,979,252	$56,394,593	$59,968,965
Book Value per Member Unit	$1,264	$1,242	$1,189	$1,341	$1,426

Lincolnway Energy's ethanol plant became operational during May 2006.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa. Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains since May 22, 2006. The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. The ethanol plant produced 57,071,798 gallons of ethanol and 154,767 tons of distillers' grains during the fiscal year ended September 30, 2011. Lincolnway Energy had a planned shut down during the months of October, 2010 and May, 2011 to complete routine maintenance work.

Lincolnway Energy's plant also produces corn oil and carbon dioxide.

Lincolnway Energy's revenues for the fiscal year ended September 30, 2011 were derived from the sale of Lincolnway Energy's ethanol to Green Plains Trading Group, LLC. (GPTG), the sale of its distiller's grains to Hawkeye Gold, LLC, the sale of its corn oil to FEC Solutions, LLC (FECS), and the sale of its carbon dioxide to EPCO Carbon Dioxide Products, Inc.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and GPTG that became effective on October 1, 2009. The purchase price payable to Lincolnway Energy is GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG. The ethanol marketing agreement includes a minimum purchase price. Title and all risk of loss and damage to all ethanol commences at the time the ethanol passes across the inlet flange into the rail cars or trucks of the GPTG carrier at the Lincolnway Energy plant.

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

Lincolnway Energy has extracted corn oil from the syrup that is generated in the production of ethanol since April, 2008. FECS has purchased all of Lincolnway Energy's output of corn oil for resale by FECS since April, 2008, and currently pursuant to an agreement that became effective on October 13, 2008. Lincolnway Energy pays FECS a marketing and technical assistance fee of 5% of the FOB sales price of the corn oil. The agreement has an initial term of 36 months, commencing from October 13, 2008, and can renew for successive 36 month terms unless Lincolnway Energy or FECS elects to terminate the agreement at the end of the then current 36 month term.

Lincolnway Energy entered into agreements on April 16, 2010 with EPCO Carbon Dioxide Products, Inc. pursuant to which EPCO constructed a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide gas. EPCO also markets and sells the liquid carbon dioxide under those agreements. The EPCO plant became fully operational in August 2010. The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy is based upon EPCO's shipped tons of liquid carbon dioxide. The agreement set a fixed price per shipped ton for an initial period, and the current purchase price is the greater of the fixed per shipped ton price specified in the agreement or the margin price, as that term is defined in the agreement. EPCO has also agreed to a take or pay obligation for each year under the Agreement of the greater of 180 shipped tons per day or 70% of the annual liquid CO2 production capacity of the EPCO plant at fully capacity. The term of the marketing agreement with EPCO is ten years from the first date on which liquid carbon dioxide was produced at the EPCO plant, which occurred during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement.

Lincolnway Energy is dependent upon its agreements for the marketing and sale of its products, in particular ethanol and distillers' grains, and Lincolnway Energy's loss of those agreements could have material adverse effects on Lincolnway Energy.

Air Quality Permit

As part of the process of settling allegations of the Iowa Environmental Protection Commission regarding emissions limit exceedences (which were settled in April, 2010) and to otherwise comply with air emissions requirements, Lincolnway Energy filed an application with the Iowa Department of Natural Resources on August 28, 2008 for Lincolnway Energy to obtain a new air quality permit under the 250 ton rules which were adopted in late 2007. Lincolnway Energy received its new operating air permit under the revised 250 ton rules on July 8, 2011.  The new permit does have more testing mandates, and Lincolnway Energy will be subject to higher ongoing compliance and operating costs to show compliance under the new air quality permit. Up to this issuance date, the Iowa Department of Natural Resources had issued a variance to Lincolnway Energy's present operating permit to allow Lincolnway Energy to operate at the higher production level requested within the new permit.

Comparison of Fiscal Years Ended September 30, 2011 and 2010

Statements of Operations Data:	2011		2010
	Amount	%	Amount	%
Revenues	$173,951,126	100.0	$114,373,268	100.0
Cost of goods sold	169,817,362	97.6	106,744,081	93.3
Gross profit	4,133,764	2.4	7,629,187	6.7
General and administrative expense	2,649,796	1.5	2,440,390	2.1
Operating income	1,483,968	0.9	5,188,797	4.6
Interest expense	(593,461)	(0.3)	(851,358)	(0.7)
Other income-interest	9,542	—	25,019	—
Net income	$900,049	0.6	$4,362,458	3.9

Revenues from operations for the fiscal year ended September 30, 2011 were approximately $174.0 million, consisting of $138.5 million of ethanol sales (net of hedging activity) (80%), $31.7 million in distiller's grains sales (18%) and $3.8 million of corn oil, syrup and CO2 sales (2%).  Revenues increased in fiscal year 2011 by approximately 52.1%, when compared to the fiscal year 2010. Lincolnway Energy sold approximately 57.0 million gallons of ethanol at an average gross price of $2.45 per gallon, 143,760 tons of dried distillers grains at an average gross price of $215.26 per ton, and 11,706 tons of wet distillers grains at an average gross price of $65.76 per ton during the fiscal year ended September 30, 2011.  Lincolnway Energy also sold approximately 3,835 tons of corn oil at an average gross price of $892.00 per ton during the 2011 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2011 resulted from a 3.4% increase in ethanol sales volume and a 42.4% increase in price for ethanol as compared to the previous fiscal year. Management believes the ethanol price increase is a result of higher corn and energy prices along with increased exports to Europe, Canada and Brazil which positively impacted ethanol demand during the 2011 fiscal year.  The revenues for the year ended September 30, 2011 include combined unrealized and realized net loss on derivative ethanol contracts of $1.1 million compared to a $1.4 million loss for the year ended September 30, 2010.

The average price Lincolnway Energy received for its dried distiller's grains increased to $215.26 per ton in fiscal year 2011, from $145.38 per ton in fiscal year 2010.    Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn and increased domestic and export demand for dried distillers grains. Distiller grains are typically impacted by increases in corn prices as distillers grains are primarily used as an animal feed substitute for corn. Management anticipates continued strong demand for distillers grains due to higher corn prices.

Lincolnway Energy anticipates that its results of operations for the remainder of calendar year 2011 and for 2012 will continue to be affected by a surplus of ethanol and volatility in the commodity markets.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2011 totaled approximately $169.8 million, which was an increase of 59.1% when compared to fiscal year 2010.  The increase in cost of goods sold for the 2011 fiscal year is primarily due to a 76.6% increase in the average cost of corn per bushel for fiscal year 2011 and a 3% increase in ethanol production for the 2011.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs excluding hedging activity for the fiscal year ended September 30, 2011 totaled approximately $126.0 million, compared to $70.4 million for fiscal year 2010. Approximately 20.0 million bushels of corn was ground during fiscal year 2011 at an average cost of $6.34 per bushel, compared to 19.7 million bushels at an average cost of $3.59 for fiscal year 2010. The increase in bushels ground was due to an increase in production during fiscal year 2011. The increase in corn price is partially attributed to an increase in corn demand that leads to tight corn supply and the rise of energy prices. Ethanol yields have improved in the fiscal year 2011 because of the quality of the corn crop harvested in 2011 compared to 2010. Corn hedging activity includes a combined unrealized and realized net loss of $3.0 million from derivative instruments compared to a $1.5 million combined unrealized and realized net gain for fiscal year 2010.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 76.1% of cost of goods sold for the fiscal year ended September 30, 2011, compared to 64.9% of costs of goods sold for fiscal year 2010.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2011 totaled approximately $9.6 million or 5.7% of cost of goods sold, compared to $8.8 million, or 8.2% of cost of goods sold, for the 2010 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2011, Lincolnway Energy purchased approximately 102,029 tons of coal at an approximate total cost of $7.0 million compared to approximately 98,500 tons at an approximate cost of $6.0 million for fiscal year 2010. Electricity and propane costs amounted to approximately $2.4 million, a decrease of $.2 million from fiscal year 2010 and approximately $.3 million of sodium bicarbonate, sand and lime cost for fiscal year 2011 that is added to the combustor with the coal. The increase in energy cost is due to a price increase for coal and the increase in production gallons for the fiscal year 2011.

Ingredient costs for the fiscal year ended September 30, 2011 totaled approximately $7.1 million or 4% of cost of goods sold, compared to $5.1 million, or 4.8% of cost of goods sold, for the 2010 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. Denaturant costs (natural gasoline) increased $.9 million for the fiscal year ended September 30, 2011 compared to fiscal year 2010.  Denaturant cost have increased significantly from an average cost per gallon of $1.87 for the 2010 period, compared to $2.30 for the 2011 period. Enzymes, fermentation and process chemicals cost also increased by $1.1 million for the 2011 period compared to the 2010 period. The increase is a result of an increase in production gallons and also the price of chemicals were higher for the fiscal year 2011 compared to fiscal year 2010.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.6 million, or 3.3% of cost of goods sold, for the fiscal year ended September 30, 2011, compared to $5.3 million, or 4.9% of cost of goods sold, for fiscal year 2010. The increase in cost is due to increased labor costs and higher repair and maintenance and plant cost due to increased production and the wear and tear on the plant.

Depreciation totaled approximately $7.5 million, or 4.4% of cost of goods sold, for the fiscal year ended September 30, 2011, compared to $7.6 million, or 7% of cost of goods sold, for fiscal year 2010.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $10.6 million, or 6.2% of cost of goods sold, during the fiscal year ended September 30, 2011, compared to $10.4 million, or 9.8% of cost of goods sold, for fiscal year 2010.  The increase is due to an increase in sales of ethanol, distillers grain and corn oil for fiscal year 2011 compared to 2010.

General and administrative expenses totaled approximately $2.7 million during the fiscal year ended September 30, 2011, compared to $2.4 million for fiscal year 2010. The $.3 million increase is due to an increase in legal fees for the patent litigation and air permit appeal.

Other income and expense totaled approximately $.6 million net expense during the fiscal year ended September 30, 2011, compared to $.8 million net expense for fiscal year 2010. The decrease in net expense is due to a decrease in interest expense compared to 2010.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Comparison of Fiscal Years Ended September 30, 2010 and 2009

Statements of Operations Data:	2010		2009
	Amount	%	Amount	%
Revenues	$114,373,268	100.0	$110,223,531	100.0
Cost of goods sold	106,744,081	93.3	113,576,938	103.0
Gross profit(loss)	7,629,187	6.7	(3,353,407)	(3.0)
General and administrative expense	2,440,390	2.1	2,366,638	2.1
Operating income(loss)	5,188,797	4.6	(5,720,045)	(5.1)
Interest expense	(851,358)	(0.7)	(860,303)	(0.8)
Other income-interest and grant	25,019	—	165,007	0.1
Net income(loss)	$4,362,458	3.9	$(6,415,341)	(5.8)

Revenues from operations for the fiscal year ended September 30, 2010 were approximately $114.4 million, consisting of $93.2 million of ethanol sales (net of hedging activity) (81%), $19.4 million in distiller's grains sales (17%) and $1.7 million of corn oil, syrup and CO2 sales (2%).  Revenues increased in fiscal year 2010 by approximately 4%, when compared to the fiscal year 2009. Lincolnway Energy sold approximately 55.1 million gallons of ethanol at an average gross price of $1.72 per gallon, 129,958 tons of dried distillers grains at an average gross price of $145.38 per ton, and 19,892 tons of wet distillers grains at an average gross price of $27.19 per ton during the fiscal year ended September 30, 2010.  Lincolnway Energy also sold approximately 2,913 tons of corn oil at an average gross price of $508.00 per ton during the 2010 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2010 resulted from a 4.4% increase in ethanol sales volume and a 3.0% increase in price for ethanol as compared to the previous fiscal year. The increase in sales volume was due to a maintenance shutdown that lasted longer than expected in the previous fiscal year and also plant improvements that were made in fiscal year ended September 30, 2010 that increased the production rate throughout the fiscal year.  The revenues for the year ended September 30, 2010 include a combined unrealized and realized net loss on derivative ethanol contracts of $1.4 million compared to a $10,440 gain for the year ended September 30, 2009.

The average price Lincolnway Energy received for its dried distiller's grains decreased to $145.38 per ton in fiscal year 2010, from $154.74 per ton in fiscal year 2009.  Management believed the decrease in the price for distiller's grains was a result of the decrease in the price of corn.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2010 totaled approximately $106.7 million, which was a decrease of 6% when compared to fiscal year 2009.  The decrease in cost of goods sold for the 2010 fiscal year was primarily due to a 3% decrease in the average cost of corn per bushel for fiscal year 2010.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.

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

Energy costs for the fiscal year ended September 30, 2010 totaled approximately $8.8 million or 8% of cost of goods sold, compared to $8.1 million, or 7% of cost of goods sold, for the 2009 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2010, Lincolnway Energy purchased approximately 98,500 tons of coal at an approximate total cost of $6.0 million compared to approximately 95,000 tons at an approximate cost of $5.6 million for fiscal year 2009. Electricity and propane costs amounted to approximately $2.6 million, an increase of $.3 million from fiscal year 2009 and approximately $.3 million of sodium bicarbonate, sand and lime cost for fiscal year 2010 that is added to the combustor with the coal. The increase in energy cost was due to a price increase for coal and electricity and the increase in production gallons for the fiscal year 2010.

Ingredient costs for the fiscal year ended September 30, 2010 totaled approximately $5.0 million or 5% of cost of goods sold, compared to $5.3 million, or 5% of cost of goods sold, for the 2009 fiscal year.  Ingredient costs consist of denaturant, enzymes and process chemicals. Denaturant cost (natural gasoline) increased $.5 million for the fiscal year ended September 30, 2010 compared to fiscal year 2009.  Denaturant cost have increased significantly from an average cost per gallon of $1.38 for the 2009 period, compared to $1.87 for the 2010 period. The increase was offset by a decrease in process chemical costs of $.8 million for the 2010 period. The decrease was a result of chemical improvements that required less usage of process chemicals and also the price of a few process chemicals were lower for the fiscal year 2010 compared to fiscal year 2009.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.3 million, or 4.9% of cost of goods sold, for the fiscal year ended September 30, 2010, compared to $4.8 million, or 4.2% of cost of goods sold, for fiscal year 2009. The increase in cost was due to increased labor costs and higher repair and maintenance and plant cost due to increased production and the wear and tear on the plant.

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

Risks, Trends and Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the production process.  These include corn, ethanol, and distillers’ grain co-products.  Since the correlation of prices between these commodities is not perfect, and is often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices.  The prices of these commodities is determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends.  Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Corn

Corn values have remained volatile throughout most of the 2011 fiscal year, with cash corn in Lincolnway Energy’s geography at an approximate low of $5.15 and an approximate high of $7.38 per bushel.  On November 9, 2011 the U.S Department of Agriculture (USDA) lowered its forecast of this years corn crop by 1%, to 12.31 billion bushels. The yield forecast is 146.7 per acre, the lowest since 2003/2004. The crop is mostly harvested and the definitive number is expected to be released in a January report. Despite the lower projected yields and tighter ending stocks for U.S corn the corn price has stayed relatively stable to lower.

Ethanol

The strong demand for ethanol, generated by high crude oil prices, has made the latter part of 2011 a profitable time for ethanol producers. When the Volumetric Ethanol Excise Tax Credit (VEETC) expires on December 31, 2011, ethanol producers could see tighter margins as a result of this. January ethanol futures are currently running approximately 46 cents lower than the average price for November ethanol futures. Ethanol plants will produce more than 14 billion gallons of ethanol in 2012. The surplus will go mostly to Brazil, which has become an ethanol importer after problems with production of sugar cane that is the feedstock for its ethanol. The Renewable Fuel Standard will raise the ethanol mandate to 36 billion gallons by 2022. Of the 36 billion gallons, 16 billion gallons must be met by non-corn biofuels.

Other/Regulatory/Governmental

Ethanol production in the United States has benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 45¢ per gallon of ethanol blended with gasoline.  It appears that this credit will not be extended into 2012  The loss of this tax credit could have materially adverse effects on the ethanol industry. Another bill that is currently in front of Congress is an ethanol agreement that would extend and expand an existing tax credit for fuel stations to install blender pumps. The credit would be modified to allow for blends between E15 and E85, and the entire cost of the blender pump would qualify for the credit- not just the E85 portion of the equipment. The agreement would also extend the Small Ethanol Producer Tax Credit through 2012, at a lower rate. Finally the plan extends the production tax credit for cellulosic ethanol.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2011,2010 and 2009 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

The effects on operating income from derivatives is as follows for the years ending September 30, 2011,2010 and 2009:

	2011	2010	2009
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(2,655,034)	$45,434	$10,440
Unrealized	1,528,367	(1,483,997)	—
Total effect on revenue	(1,126,667)	(1,438,563)	10,440

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:

Realized	(2,946,138)	604,475	(3,783,088)
Unrealized	(44,125)	849,475	(72,350)
Total effect on cost of goods sold	(2,990,263)	1,453,950	(3,855,438)
Total (decrease) increase to operating income due to derivative activities	$(4,116,930)	$15,387	$(3,844,998)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Liquidity and Capital Resources

On September 30, 2011, Lincolnway Energy had $34,135 in cash and equivalents and $9.0 million available under a committed loan agreement.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distillers grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010
Net cash provided by operating activities	$5,354,786	$8,811,200
Net cash (used in) investing activities	(2,883,108)	(847,730)
Net cash (used in) financing activities	(5,295,653)	(10,930,307)

For the fiscal year ended September 30, 2011, cash provided by operating activities was $5.4 million, compared to cash provided by operating activities of $8.8 million for the fiscal year ended September 30, 2010. The $3.4 million decrease is primarily due to a decrease in net income for fiscal year 2011 of $3.4 million.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $2.0 million for the fiscal year ended September 30, 2011, when compared to the fiscal year ended September 30, 2010.  The increase is primarily due to an increase of capital expenditures for the fiscal year 2011. The rail spur addition makes up approximately $2.5 million of the capital expenditures for the fiscal year 2011.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $5.6 million for the fiscal year ended September 30, 2011, when compared to the fiscal year ended September 30, 2010.  The decrease is due to no distribution payments being made in fiscal year 2011 to Lincolnway Energy members and a decrease of $3.5 million of additional payments made on long-term borrowing compared to the 2010 fiscal year.

  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet covenants.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will having access to its $10 million line of credit.

As of September 30, 2011, Lincolnway Energy was in compliance with all covenants in its loan agreements with Co-Bank.

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

Loans and Agreements

Lincolnway Energy has a construction and term loan with Co-Bank.  The interest rate under the term loan is a variable interest rate based on the one-month LIBOR index rate plus 3.30%. The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The loan initially required 30 principal payments of $1,250,000 per quarter.  The quarterly payments commenced in December 2006 and will continue through March 2013.  The borrowings under the loan are collateralized by substantially all of Lincolnway Energy's assets.

The loan requires the maintenance of certain financial and nonfinancial covenants.  As of September 30, 2011, Lincolnway Energy was in compliance with all loan covenants.

As of September 30, 2011, Lincolnway Energy has made principal payments of $37,500,000 since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. Lincolnway Energy’s next scheduled payment under this agreement is due in December 2012.

Lincolnway Energy also has a $10,000,000 construction/revolving term credit facility with Co-Bank.  The interest rate under the term loan is a variable interest rate based on the one-month LIBOR index rate plus 3.30%. The interest rate will be reset automatically without notice to Lincolnway Energy, on the first "US Banking Day" of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility requires the maintenance of certain financial and nonfinancial covenants.  The borrowings under the agreement are collateralized by substantially all of Lincolnway Energy's assets.  The construction/revolving term credit facility has a commitment fee on the average daily unused portion of the commitment at a rate of ½ of 1% per annum, payable monthly.  There was a $1.0 million balance outstanding on this credit facility as of September 30, 2011, that was paid off in October 2011.

Lincolnway Energy executed a mortgage and security interest in favor of Co-Bank creating a first lien on substantially all of its assets, including the real estate and ethanol plant and all personal property located on its property for the loan and credit agreements discussed above.

Lincolnway Energy also had subordinated debt financing which included a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5% per annum.  On August 26, 2011, Fagen, Inc. allowed Lincolnway Energy to pay the $1,216,781 note in full before it maturity. On November 10, 2011, a settlement agreement was signed between Lincolnway Energy and Fagen, Inc., to settle disputes related to the liability with the State of Iowa alleged air emission violations against Lincolnway Energy. The settlement agreement reduced the $1,250,000 promissory note payable to Fagen, Inc., by $270,000, leaving a balance of $980,000. On November 14, 2011, Lincolnway Energy was required to repay $300,000 of the note plus accrued interest and on December 14, 2011, Lincolnway Energy was required to make the remaining payment of $680,000 plus accrued interest.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  Lincolnway Energy also has a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development.  The $300,000 loan does not impose any interest, and the $100,000 loan is forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The Iowa Department of Economic Development determined those conditions to forgiveness of the $100,000 loan were met, and the loan was forgiven on January 22, 2009.  On October 5, 2011, Lincolnway Energy made the final payment of $152,500 of the Economic Development $300,000 loan agreement and $287,930 is the remaining loan balance on the Iowa Department of Transportation agreement.

Lincolnway Energy entered into a lease agreement with First Union Rail to lease 90 hopper rail cars for the purpose of transporting distiller’s grain.  The five-year term of the lease commenced March 2006 and ended March 2011.  On March 26, 2011 the Company extended this lease with a rider. The rider calls for monthly payments of $56,700 plus applicable taxes.  There was also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles.  The amendment that was made to the lease agreement on June 19, 2007, allowed Lincolnway Energy to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that was required as partial security for Lincolnway Energy's obligation under the lease.  Lincolnway Energy has classified this certificate of deposit as restricted cash in other assets. The lease term on the rider is for three years commencing March 2011 and expiring March 2014.

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

On February 2, 2010, Lincolnway Energy entered into a lease agreement with an Trinity Industries Leasing Company to lease an additional 30 ethanol tank rail cars.  The one-year term of the lease ended on February 2011.  On March 8, 2011 Lincolnway Energy extended this lease with two riders for 15 railcars each. Each rider calls for monthly payments of $9,750 plus applicable taxes. There was also an additional usage rental of 3 cents per mile for each car that exceeds 30,000 miles.  The lease term on the riders is for three years commencing March 2011 and expiring March 2014.

Lincolnway Energy entered into an agreement with J.B. Holland Construction, Inc. on October 15, 2010 to perform the dirt work for the additional rail spur that Lincolnway Energy is adding to its existing railroad track. The dirt work was completed during August, 2011. Lincolnway Energy entered into a contract with Central States Railroad Services, Inc. on June 30, 2011 for the construction of the rail spur, and construction began during August, 2011. The addition of the rail spur will allow Lincolnway Energy to ship unit trains on the Union Pacific Railroad mainline, which is intended to allow Lincolnway Energy to obtain the savings in shipment costs and other efficiencies that generally come through the use of unit trains. Lincolnway Energy estimates that the additional rail spur project will cost approximately $3.4 million in the aggregate.

Lincolnway Energy entered into a Purchase and Sale Agreement with DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") on June 23, 2011 pursuant to which DDCE would, subject to the satisfaction of the various contingencies set out in the Agreement, purchase certain real estate from Lincolnway Energy for the purpose of DDCE constructing a cellulosic or advanced biofuels plant on the real estate. The contingencies under the agreement were satisfied, and the closing of the sale and purchase of the real estate occurred on October 5, 2011. The real estate purchased by DDCE was approximately 59.05 acres and is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. The purchase price paid by DDCE under the agreement was $20,000 per acre, resulting in an aggregate purchase price to Lincolnway Energy of $1,181,000.

One of the contingencies under the Purchase and Sale Agreement with DDCE was that Lincolnway Energy and DDCE needed to enter into a rail loadout services agreement, or if a rail loadout services agreement was not entered into, an easement and track usage agreement. The general purpose of those agreements was to structure how DDCE would have access to Lincolnway Energy's rail facilities. The referenced contingency was met by Lincolnway Energy and DDCE entering into a Load Out Services Agreement. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement which will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. The initial term of the Load Out Services Agreement is ten years from the date of the Load Out Services Agreement, which was October 4, 2011. DDCE currently contemplates commencing construction of its plant in the third quarter of 2012, with an estimated start-up date of the first calendar quarter of 2014.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2011:

			Payment Due By Period
		Less than	Two to	Four to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations	$4,190,430	$1,452,409	$1,603,017	$1,107,433	$27,571
Interest Obligation of Long-Term Debt 1	94,722	66,532	23,887	4,012	291
Operating Lease Obligations	5,513,000	1,591,000	2,659,000	1,263,000	—
Purchase Obligations
Coal Supplier Commitment	6,142,550	6,142,550	—	—	—
Corn Supplier Commitment	4,444,830	4,444,830	—	—	—
Anhydrous Ammonia Commitment	279,000	279,000	—	—	—
Denaturant Commitment	448,920	448,920	—	—	—
Total	$21,113,452	$14,425,241	$4,285,904	$2,374,445	$27,862
1 Co-Bank interest rate is variable with the assumption of 3.5%.

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

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of September 30, 2011	Rate
Co-Bank - construction term loan	$1,500,000	3.54%
Co-Bank - revolving term loan	1,000,000	3.54%
IA Department Economic Development	152,500	—%
IA Department of Transportation	287,930	2%
Fagen, Inc	1,250,000	4%
	$4,190,430

The interest rate under the IA. Department of Transportation loan agreement and the Fagen, Inc. promissory note are fixed at the interest rates specified above.  The Co-Bank interest rate is a variable interest rate loan which will be based on the one-month LIBOR index rate plus 3.30%. The 3.54% is the rate as of September 30, 2011. As of the date of the filing of this report, the Co-Bank - revolving term loan, IA Department Economic Development loan and the Fagen, Inc. promissory note are paid in full and have $0 principal balance remaining. For more information on the payments see Item 7 - Loans and Agreements.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and coal. The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers' grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers' grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distillers' grains and the price for ethanol and distillers' grains. For example, ethanol and distillers grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. If Lincolnway Energy's corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.98 million for the year.

Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2011, 2010 and 2009 were, respectively, approximately $6.34 per bushel, $3.59 per bushel and $3.70 per bushel.

During the fiscal year ended September 30, 2011, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.65per bushel in October 2010 to a high of $7.87 per bushel in June 2011. The corn prices based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2010 ranged from a low of $3.25 per bushel to a high of $5.29 per bushel.

The average price Lincolnway Energy received for its ethanol during the fiscal year ended September 30, 2011 was approximately $2.45 per gallon, as compared to $1.72 per gallon and $1.67 during, respectively, the fiscal years ended September 30, 2010 and 2009.

During the fiscal year ended September 30, 2011, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.90 per gallon in September 2010 to a high of $3.07 per gallon in July 2011. The ethanol price based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2010, ranged from a low of $1.495 per gallon in July 2010, to a high of $2.365 in November 2010.

Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn and ethanol needs in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn and ethanol. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and influenced by many factors and occurrences that are beyond the control of Lincolnway Energy.

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2011 was a loss of $2,990,263, as opposed to a gain of $1,453,950 for the fiscal year ended September 30, 2010, and as opposed to a loss of $3,855,438 for the fiscal year ended September 30, 2009. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2011 was a loss of $1,126,667 , a loss of $1,438,563 for the fiscal year ended September 30, 2010, and as opposed to a gain of $10,440 for the fiscal year ended September 30, 2009.

The extent to which Lincolnway Energy may enter into arrangements with respect to its ethanol or corn during the year may vary substantially from time to time based upon a number of factors, including supply and demand factors affecting the needs of customers to purchase ethanol or suppliers to sell Lincolnway Energy raw materials on a fixed price basis, and Lincolnway Energy's views as to future market trends, seasonal factors and the cost of future contracts.

Another important raw material for the production of Lincolnway Energy's ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of the coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 4% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2011, compared to, respectively, 6% and 5% for the 2010 and 2009 fiscal years.

On June 30, 2011, Lincolnway Energy received a letter from Williams Bulk Transfer declaring a force majeure regarding Williams Bulk Transfer's obligation to deliver coal based upon the flooding of the Missouri River in Iowa, Nebraska and Missouri and the possible extended delivery routes and delays in delivery. Other sources of coal delivery, such as rail shipments, are possible but are not within the control of Williams Bulk Transfer or Lincolnway Energy. Williams Bulk Transfer did not provide an expected duration for the force majeure. As of December 1, 2011, the force majeure has expired and all deliveries are back to normal.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2011 and 2010, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30 , 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30 , 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

December 22, 2011

Lincolnway Energy, LLC

Balance Sheets
September 30, 2011 and 2010

	2011	2010
ASSETS (Note 4)
CURRENT ASSETS
Cash and cash equivalents	$34,135	$2,858,110
Due from broker	227,670	2,305,695
Derivative financial instruments (Notes 8 and 9)	292,375	—
Trade and other accounts receivable (Note 7)	8,041,523	5,880,043
Inventories (Note 3)	6,350,544	3,951,079
Prepaid expenses and other	328,881	298,637
Total current assets	15,275,128	15,293,564

PROPERTY AND EQUIPMENT
Land and land improvements	7,633,650	7,580,868
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	76,014,786	75,463,973
Construction in progress	2,562,694	191,764
Office furniture and equipment	407,725	411,177
	88,223,160	85,252,087
Accumulated depreciation	(43,529,798)	(35,430,641)
	44,693,362	49,821,446
OTHER ASSETS
Restricted cash (Note 5)	351,000	351,000
Financing costs, net of amortization of $252,070 and $209,165	219,891	262,797
Deposit	476,437	—
Investments	182,970	170,093
	1,230,298	783,890
	$61,198,788	$65,898,900

See Notes to Financial Statements.

	2011	2010
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,359,836	$1,088,299
Accounts payable, related party (Note 6)	1,179,981	460,958
Current maturities of long-term debt (Note 4)	1,452,409	76,373
Accrued expenses	879,232	982,432
Derivative financial instruments (Notes 8 and 9)	—	1,191,867
Total current liabilities	4,871,458	3,799,929

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	2,738,021	9,409,711
Other	450,000	450,000
Total noncurrent liabilities	3,188,021	9,859,711

COMMITMENTS AND CONTINGENCY (Notes 5, 7 and 11)

MEMBERS’ EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	14,149,204	13,249,155
	53,139,309	52,239,260
	$61,198,788	$65,898,900

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
Revenues (Notes 2 and 7)	173,951,126	114,373,268	110,223,531

Cost of goods sold (Notes 6 and 7)	169,817,362	106,744,081	113,576,938

Gross profit (loss)	4,133,764	7,629,187	(3,353,407)

General and administrative expenses	2,649,796	2,440,390	2,366,638

Operating income (loss)	1,483,968	5,188,797	(5,720,045)

Other income (expense):
Interest income	9,542	25,019	39,743
Interest expense	(593,461)	(851,358)	(860,303)
Other	—	—	125,264
	(583,919)	(826,339)	(695,296)

Net income (loss)	$900,049	$4,362,458	$(6,415,341)

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$21.40	$103.75	$(152.57)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2011, 2010 and 2009

	Member Contributions	Retained Earnings	Total
Balance, September 30, 2008	$38,990,105	$17,404,488	$56,394,593
Net loss	—	(6,415,341)	(6,415,341)
Balance, September 30, 2009	38,990,105	10,989,147	49,979,252
Distributions ($50 per unit)	—	(2,102,450)	(2,102,450)
Net income	—	4,362,458	4,362,458
Balance, September 30, 2010	38,990,105	13,249,155	52,239,260
Net income	—	900,049	900,049
Balance, September 30, 2011	$38,990,105	$14,149,204	$53,139,309

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$900,049	$4,362,458	$(6,415,341)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,232,529	8,378,554	8,367,309
Loss on disposal of property and equipment	62,696	573	3,599
Forgiven loan	—	—	(100,000)
Changes in working capital components:
Due from broker	2,078,025	(1,740,419)	7,360,928
Trade and other accounts receivable	(2,161,480)	(2,107,860)	(146,589)
Inventories	(2,399,465)	(1,465,707)	1,508,650
Prepaid expenses and other	(30,244)	(101,590)	(113,282)
Deposits	(476,437)	151,036	312,958
Accounts payable	86,760	173,278	(1,254,071)
Accounts payable, related party	719,023	162,425	(811,079)
Accrued expenses	(172,428)	31,435	370,316
Accrued loss on firm commitments	—	—	(1,065,000)
Derivative financial instruments	(1,484,242)	967,017	(6,440,655)
Noncurrent other liabilities	—	—	118,073
Net cash provided by operating activities	5,354,786	8,811,200	1,695,816

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,870,231)	(823,612)	(611,078)
Purchase of investments	(12,877)	(24,118)	(143,975)
Net cash (used in) investing activities	(2,883,108)	(847,730)	(755,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(2,102,450)	—
Proceeds from long-term borrowings	1,000,000	—	—
Payments on long-term borrowings	(6,295,653)	(8,827,857)	(3,826,864)
Net cash (used in) financing activities	(5,295,653)	(10,930,307)	(3,826,864)
Net (decrease) in cash and cash equivalents	(2,823,975)	(2,966,837)	(2,886,101)

CASH AND CASH EQUIVALENTS
Beginning	2,858,110	5,824,947	8,711,048
Ending	$34,135	$2,858,110	$5,824,947
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest including capitalized interest 2011 $42,073; 2010 none; 2009 none	$645,013	$838,191	$1,052,559

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$184,776	$37,805	$—
Construction in progress included in accrued expenses	$69,228	$2,688	$—

See Notes to  Financial Statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 1.    Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the Company), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006. The Company is directly influenced by commodity markets and the agricultural and energy industries and, accordingly, its results of operations and financial condition may be significantly affected by cyclical market trends and the regulatory, political and economic conditions in these industries.

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately $171,578 at September 30, 2011.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

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

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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

Derivative financial instruments:  The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue.

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

Revenue by product is as follows:
(Excludes hedging activity)

(In thousands)	2011	2010	2009
Ethanol	$139,536	$94,612	$88,155
Distiller's Grain	31,716	19,434	20,730
Other	3,826	1,766	1,328

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Management has evaluated the Company's material tax positions and determined there were no uncertain tax positions that require adjustment to the financial statements. The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. Generally, the Company remains subject to income tax examinations by U.S. federal or state tax authorities for fiscal years 2008 and thereafter.

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

Note 2.    Members' Equity

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

The Company is organized as an Iowa limited liability company. Members' liability is limited as specified in the Company's operating agreement and pursuant to the Iowa Limited Liability Company Act. The duration of the Company shall be perpetual unless dissolved as provided in the operating agreement.

Note 3.    Inventories

Inventories consist of the following as of September 30, 2011 and 2010:

	2011	2010
Raw materials, including corn, coal, chemicals and supplies	$3,956,604	$2,496,681
Work in process	1,303,654	796,409
Ethanol and distillers grain	1,090,286	657,989
Total	$6,350,544	$3,951,079

Note 4.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2011 and 2010:

	2011	2010
Construction term loan. (A)	$1,500,000	$6,500,000

Construction/revolving term loan. (C)	1,000,000	—

Note payable to contractor, interest-only quarterly payments at 5%
due through maturity date of November 2014, secured by real
estate and subordinate to financial institution debt commitments. (B )	—	1,216,781

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of December 2011	1,250,000	1,250,000

Note payable to Iowa Department of Economic Development. (D)	152,500	182,500

Note payable to Iowa Department of Transportation. (E)	287,930	336,803
	4,190,430	9,486,084
Less current maturities	(1,452,409)	(76,373)
	$2,738,021	$9,409,711

Maturities of long-term debt as of September 30, 2011 are as follows:

Years ending September 30:
2012	$1,452,409
2013	1,550,968
2014	52,049
2015	53,153
2016	1,054,280
Thereafter	27,571
$4,190,430

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013.  The agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  As of September 30, 2011 the Company has made principal payments of $37,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity.  The Company’s next schedule payment under this agreement is due in December 2012.

(B)
The Company had a $1,216,781 subordinate note payable dated November 17, 2004 to an unrelated third party.  Quarterly interest payments began on March 31, 2007.  On August 26, 2011, the third party allowed the Company to pay the note in full before its maturity.

(C)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2016.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets.  There was a $1,000,000 balance outstanding as of September 30, 2011.

(D)
The Company also has a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan is noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2011.  Borrowings under this agreement are collateralized by substantially all of the Company’s assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (C).  On October 5, 2011, the final payment of $152,500 was made by the Company.

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

Note 5.    Lease Commitments

The Company entered into a lease agreement with an unrelated third party to lease 90 hopper rail cars for the purpose of transporting distiller’s grain.  The five-year term of the lease commenced March 2006 and ended March 2011.  On March 26, 2011 the Company extended this lease with a rider. The rider calls for monthly payments of $56,700 plus applicable taxes.  There was also an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles.  The amendment that was made to the lease agreement on June 19, 2007, allowed the Company to purchase a certificate of deposit for $351,000 in lieu of the letter of credit that was required as partial security for the Company’s obligation under the lease.  The Company has classified this certificate of deposit as restricted cash in other assets. The lease term on the rider is for three years commencing March 2011 and expiring March 2014.

 In conjunction with a change in the Company’s ethanol marketer, on September 21, 2009, the Company was assigned a lease that was previously between the Company’s previous ethanol marketer and an unrelated third party.  The lease includes 100 tank rail cars for the purpose of transporting ethanol.  The lease calls for monthly payments of $52,500 plus applicable taxes, beginning October 1, 2009.  There is also an additional usage rental of 3 cents per mile for each car that exceeds 35,000 miles.  The lease has an expiration date of September 2016.

On February 2, 2010, the Company entered into a lease agreement with an unrelated third party to lease an additional 30 ethanol tank rail cars.  The one-year term of the lease ended on February 2011.  On March 8, 2011 the Company extended this lease with two riders for 15 railcars each. Each rider calls for monthly payments of $9,750 plus applicable taxes. There was also an additional usage rental of 3 cents per mile for each car that exceeds 30,000 miles.  The lease term on the riders is for three years commencing March 2011 and expiring March 2014.

 The Company also leases office equipment and other equipment under operating leases that will expire at various dates through March 2015.

Approximate minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2012	$1,591,000
2013	1,589,000
2014	1,070,000
2015	633,000
2016	630,000
$5,513,000

Rent expense under the above operating leases totaled approximately, $1,745,000, $1,597,000 and $741,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Note 6.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years.  The Company pays a handling fee of $.0675 per bushel of corn.  If the Company chooses to buy corn that is not elevated by HOIC, and is inside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.04 per bushel of corn, outside a 60-mile radius, $.03 per bushel of corn.  The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The amount is payable over four years with interest at the prime rate on the date of termination.  The Company purchased corn totaling $127,764,206, $71,804,446 and $69,259,682 for the years ended September 30, 2011, 2010 and 2009, respectively.  As of September 30, 2011, the Company has several corn cash forward contracts with HOIC amounting to 723,317 bushels, for a commitment of approximately $4,444,830 and several basis forward contracts representing 600,000 bushels of corn.  The contracts mature on various dates through December 2011.  The Company also has made some miscellaneous purchases from HOIC (fuel costs) amounting to $84,739, $96,392 and $84,255 for the years ended September 30, 2011, 2010 and 2009, respectively. As of September 30, 2011 and 2010 the amount due to HOIC is $1,179,981 and $460,226, respectively.

The Company is also purchasing propane from Prairie Land Cooperative, a member of the Company. In September 2011, Prairie Land Cooperative merged with Innovative Ag Services Co (IAS). They are now doing business under the name of IAS.  Total purchases for the years ended September 30, 2011, 2010 and 2009 were $16,402, $21,714 and $860,884, respectively.

Note 7.    Commitments and Major Customer

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.  Under such pooling arrangements, the Company paid the entity $.01 (one cent) per gallon for each gallon of ethanol sold.    Marketing expense for the years ended September 30, 2011, 2010 and 2009 were none, none and $528,215, respectively, under this agreement. Revenues with this customer were none, none, and $88,155,144 for the years ended September 30, 2011, 2010 and 2009, respectively.

On September 25, 2009, the Company entered into a new agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the company.  For the years ended September 30, 2011 and 2010, the Company has expensed $712,258 and $695,945, under this agreement for marketing fees, respectively.  Revenues with this customer were $139,535,766 and $94,611,865 for the years ended September 30, 2011 and 2010, respectively.  Trade accounts receivable of $ 6,129,247 and $4,550,445 was due from the customer as of September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company has ethanol sales commitments with the unrelated entity of 3,485,000 gallons for an approximate total sales commitment of $8,997,000.

 The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grains as of October 1, 2007.   For the years ended September 30, 2011, 2010 and 2009, the Company has expensed marketing fees of $535,226, $295,353 and $337,760, respectively, under this agreement.  Revenues with this customer were $31,715,564, $19,434,064 and $20,729,951 for the years ended September 30, 2011, 2010 and 2009, respectively.  Trade accounts receivable of $1,083,695 and $922,754 was due from the customer as of September 30, 2011 and 2010, respectively.  As of September 30, 2011, the Company has distiller’s grains sales commitments with the unrelated entity of 8,244 tons for a total sales commitment of $1,588,199.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement.  The cost is subject to price adjustments on a monthly basis.  If the Company fails to purchase the minimum number of tons of coal for the calendar year , the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased.  That agreement expired as of January 1, 2008.   On October 1, 2007 the Company entered into an amended agreement to the original cost supply agreement.  The term of the agreement has been extended from the original expiration date to January 1, 2013.  The same minimum purchase commitment is required from the Company as the previous agreement.  The calendar years , 2011 and 2012 estimated purchase commitments total $212,150 and $5,930,400.  For the years ended September 30, 2011, 2010 and 2009, the Company has purchased coal of $7,001,676, $5,989,438 and $5,580,495 respectively.

The Company has entered into two variable contracts with a supplier of denaturant.  One variable contract is for a minimum purchase of 72,000 gallons at $2.30 per net gallon. The term of the contract is from September 1, 2011 through December 31, 2011.   The estimated future purchase commitment on this contract is approximately $165,600. The second variable contract is for a minimum purchase of 144,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low prices on the date of loading plus $0.1175 per net gallon. The term of the contract is from September 1, 2011 through December 31, 2011.   The estimated future purchase commitment on this contract is approximately $283,320.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia. The contract is for a minimum purchase of 360 tons at the rate of $775 per delivered ton. The term of the contract is from October 1, 2011 through December 31, 2011. The minimum future purchase commitment is $279,000.

On June 30, 2011, the Company entered into an agreement with an unrelated entity to perform the rail construction for the additional rail spur that is being added to the Company's existing track. The total future purchase commitment is $639,393.

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

The effects on operating income from derivative activities is as follows for the years ending September 30, are as follows:

	2011	2010	2009
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(2,655,034)	$45,434	$10,440
Unrealized	1,528,367	(1,483,997)	—
Total effect on revenue	(1,126,667)	(1,438,563)	10,440

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(2,946,138)	604,475	(3,783,088)
Unrealized	(44,125)	849,475	(72,350)
Total effect on cost of goods sold	(2,990,263)	1,453,950	(3,855,438)

Total (decrease) increase to operating income due to derivative activities	$(4,116,930)	$15,387	$(3,844,998)

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

Level 1 Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,375	$292,375	$—	$—

	2010
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,191,867	$1,191,867	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at September 30, 2011 and 2010.

Note 10.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2011, 2010 and 2009 totaled $65,495, $69,069 and $68,032, respectively.

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

Note 12.    Subsequent Events

On October 5, 2011 the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. The Company anticipates recognizing other income of approximately $500,000 in the first quarter of fiscal year 2012 for the gain on sale of the property.

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2011, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2011 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

Lincolnway Energy did not have any information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2011 that was not reported on a Form 8-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)
Jeff Taylor	45	Director and Chairman
Kurt Olson	55	Director and Vice Chairman
Richard Johnson	76	Director and Secretary
Terrill Wycoff	69	Director and Treasurer
Timothy Fevold	51	Director
William Couser	57	Director
James Hill	66	Director
Rick Vaughan	52	Director
Brian Conrad	50	Director
Richard Brehm	58	President and Chief Executive Officer
Kim Supercynski	49	Chief Financial Officer

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

Another factor that was considered and that applies to each director is that each director has individual experience in operating a business through their own personal business endeavors that are discussed below. Each director has also evidenced a willingness and ability in their individual businesses to consider and pursue innovative or new approaches, as well as a willingness and ability to assume leadership roles in those businesses and industries, all of which are attributes are helpful in an evolving and changing industry such as the ethanol industry. Another practical consideration is that each director is willing to devote the time, which can be significant at times, that is necessary to serve as a director and on committees of the directors. The following paragraphs provide some information regarding the directors and executive officers of Lincolnway Energy.

Jeff Taylor. Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2014. Mr. Taylor served as the vice president/vice chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. Mr. Taylor has served as the chairman of Lincolnway Energy since May, 2008. Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Mr. Taylor received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies. Mr. Taylor provides, among other things, agriculture and management background and experience to the directors. An agricultural background provides, among other things, experience that is useful to the directors in connection with analyzing issues related to corn and distillers' grain. Mr. Taylor also completed board member and chairman certification from the Iowa Institute of Cooperatives.

Kurt Olson. Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members which is held in 2013. Mr. Olson served as the secretary of Lincolnway Energy from May, 2008 until February, 2011. He has served as the Vice Chairman of Lincolnway Energy since March 1, 2011. Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for over 28 years. Mr. Olson was employed with Litchfield Realty Company from 1987 to 2003. He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC. The business of AgServ Company included a grain elevator, an agronomy supplier, a feed manufacturer and a soybean seed processor. In 2003, Mr. Olson purchased Farmland Real Estate and Management, LC. Farmland Real Estate and Management, LC markets crop insurance and manages farmland. Mr. Olson provides, among other things, agricultural, real estate and farm management background and experience to the directors.

Richard Johnson. Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2013.  He has served as the secretary of Lincolnway Energy since March, 2011.  Richard was a self-employed certified public accountant from 2003 until his retirement in 2009.  He has served as a director of a bank holding company, Ogden Bancshares, since 2006, and as a director of one of its subsidiaries, Ames Community Bank, since 2009.  He served as a director of another Ogden Bancshares subsidiary, Vision Bank of Iowa, from 2006 until April, 2010.  He also served as a director of EMC National Life Insurance Company (EMCNL) from 2003 until May, 2010.  Richard has been a director and the treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2002.  Richard serves as a member of the audit committee of Ogden Bancshares and is chairman of the audit committee for PMMIC.  Richard served as the audit committee chair of EMCNL from 2003 until May, 2010, and as a member of the audit committee of Vision Bank of Iowa from 2006 until April, 2010.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Richard completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, which is the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Richard served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.  Richard brings, among other things, financial accounting experience, including audit committee experience, and outside board and association experience to the directors.

Brian Conrad. Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2014. Mr. Conrad served as the vice chairman of Lincolnway Energy from May, 2008 until February, 2011. Mr. Conrad was employed with John Deere Credit from 1988 until December, 2010. He held various positions with John Deere Credit, including credit operations, and sales and marketing. His last position with John Deere Credit was Business Development Manager for the Western U.S. for John Deere Wind Energy. In that capacity, Mr. Conrad was responsible for working with wind developers and negotiating the acquisition of wind projects. On December 10, 2010 Exelon Corporation purchased John Deere Wind Energy, and Mr. Conrad currently serves as Business Development Manager for Exelon Corporation. Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration. Mr. Conrad provides, among other things, background and experience in sales, financing and acquisitions to the directors.

Terrill Wycoff. Terry Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members.

Terry has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Terry has been employed by First National Bank, Ames, Iowa for approximately 50 years, and currently serves as the Executive Vice President of First National Bank. He is also a member of the board of directors of First National Bank. Terry has served as the treasurer of Heartland Area Education Agency since 1981. Terry adds, among other things, background and experience in banking and finance to the directors.

Timothy Fevold. Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2014. Mr. Fevold served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager. He represents absentee landowners throughout Central Iowa. Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987. Mr. Fevold brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

William Couser. Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2012. Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past seven years, and he served as the president of the Iowa Renewable Fuels Association from January, 2004 to December, 2010. He is also serving as a director of the Iowa Cattlemen's Association and Iowa Institute for Coops. He has served as director on those boards for the past four years. Mr. Couser has been self-employed as a farmer since 1977. His farming operations include row crops and cattle. Mr. Couser brings, among other things, additional agricultural and management background and experience to the directors. Mr. Couser also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

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

Rick Vaughan. Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members. Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August of 2011. As of September 1, 2011, Prairie Land Cooperative merged with Innovative Ag Services. He became Co-CEO of Innovative Ag Services on September 1, 2011. Innovative Ag Services is a farm supply business that focuses itself around three core markets: agronomy, feed and grain. Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

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

Significant Employees

Lincolnway Energy currently has two employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above. Those employees are Kristine Strum and David Sommerlot. Lincolnway Energy does not have a written employment agreement with either of those employees.

Kristine Strum.    Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005. She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005. Iowa Newspapers, Inc. is a newspaper publishing company. Ms. Strum is 45.

David Sommerlot. Mr. Sommerlot has been Lincolnway Energy's plant manager since September 8, 2009. He was employed by Cargill, Inc. from 1976 to July 1985, working at Cargill, Inc.'s Iowa Protein Products Soy Specialties facility in Cedar Rapids, Iowa. He was transferred by Cargill, Inc. in July of 1985 to Bloomington, Illinois, where he served as the plant superintendent of Cargill, Inc.'s soy crushing facility. He was transferred again in September 1994 to Des Moines, Iowa, where he served as the plant superintendent for Cargill, Inc.'s oil processing facility until March 2009. Mr. Sommerlot is 58.

David Zimmerman served as Lincolnway Energy's commodities and logistics manager from March 5, 2007 until August 19, 2011. He was employed as a commodities analyst by RJ O'Brien and Associates in West Des Moines, Iowa from March, 2004 to March, 2007. RJ O'Brien and Associates is a futures commission merchant. He was employed as a commodities merchant with Agri Grain Marketing/Cargill in West Des Moines, Iowa and Eddyville, Iowa from August, 2002 to March, 2004. Agri Grain Marketing/Cargill is a cash grain brokerage business. Lincolnway Energy is currently searching for a replacement for this position.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2011 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

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

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Directors", "Compensation Of Executive Officers", "Compensation Committee Interlocks And Insider Participation" and "Compensation Committee Report" sections in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2012, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2011 by the directors and executive officers of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2011.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership1		Percent of Class
William Couser, Director	413	2	0.98%
Jeff Taylor, Director and Chairman	500	2,3	1.19%
Timothy Fevold, Director	101		0.24%
Terrill Wycoff, Director and Treasurer	275		0.65%
James Hill, Director	250		0.59%
Brian Conrad, Director	553	2	1.32%
Rick Vaughan, Director	—		—%
Richard Johnson, Director and Secretary	140		0.33%
Kurt Olson, Director and Vice Chairman	200		0.48%
Richard Brehm, President and Chief Executive Officer	—		—%
Kim Supercynski, Chief Financial Officer	25	4	0.06%
David Sommerlot, Plant Manager	—		—%
All directors and executive officers as a group	2,457		5.84%

1	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

2	All of the units are pledged as security by the listed individual.

3	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

4	All of the units are owned by the spouse of the listed individual.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2011, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

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

Item 14.    Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by McGladrey & Pullen, LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2010 and 2011 and fees billed for other services rendered by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2010	2011
Audit Fees	$96,000	$79,000
Tax Fees	$25,250	$24,000
Total	$121,250	$103,000

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

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/2006
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.3	1/27/2006
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/2006
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.6	Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and Renewable Products Marketing Group. See Exhibit 10.6.1 for an amendment to this agreement.		10		10.6	1/27/2006
10.6.1	Amendment to Ethanol Fuel Marketing Agreement Between Lincolnway Energy, LLC and RPMG, Inc.		10-K		10.6	12/24/2008
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2007	10.7	12/21/2007
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9	12/21/2007
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.1	1/27/2006
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.1	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.1	8/14/2006

*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.2	12/22/2009
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 22, 2011	By:	/s/ Richard Brehm
Richard Brehm, President and Chief
Executive Officer

Date: December 22, 2011	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 22, 2011	/s/ William Couser
William Couser, Director

Date: December 22, 2011	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 22, 2011	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 22, 2011	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 22, 2011	/s/ Kurt Olson
Kurt Olson, Director

Date: December 22, 2011	/s/ James Hill
James Hill, Director

Date: December 22, 2011	/s/ Brian Conrad
Brian Conrad, Director

Date: December 22, 2011	/s/ Richard Johnson
Richard Johnson, Director

Date: December 22, 2011	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 22, 2011	/s/ Richard Brehm
Richard Brehm, President and
Chief Executive Officer

Date: December 22, 2011	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2011