Form 10-Q
period 2011-12-31
Lincolnway Energy, LLC
filed 2012-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2012.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$4,196,768	$34,135
Due from broker	1,032,971	227,670
Derivative financial instruments (Note 8)	—	292,375
Trade and other accounts receivable (Note 6)	6,465,821	8,041,523
Inventories (Note 3)	5,972,503	6,350,544
Prepaid expenses and other	255,919	328,881
Total current assets	17,923,982	15,275,128

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	7,633,650
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	79,364,152	76,014,786
Office furniture and equipment	406,093	407,725
Construction in progress	41,589	2,562,694
	88,365,201	88,223,160
Accumulated depreciation	(45,460,373)	(43,529,798)
	42,904,828	44,693,362

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $265,813 and $252,070	206,148	219,891
Deposit	476,437	476,437
Investments	182,970	182,970
	1,216,555	1,230,298

	$62,045,365	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	December 31, 2011	September 30, 2011
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,503,605	$1,359,836
Accounts payable, related party (Note 5)	914,897	1,179,981
Current maturities of long-term debt (Note 4)	1,299,909	1,452,409
Accrued expenses	1,335,236	879,232
Derivative financial instruments (Note 8)	408,150	—
Total current liabilities	5,461,797	4,871,458

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	488,021	2,738,021
Other	450,000	450,000
Total noncurrent liabilities	938,021	3,188,021

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	16,655,442	14,149,204
	55,645,547	53,139,309

	$62,045,365	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)

Revenues (Notes 2 and 6)	$43,261,476	$33,836,601

Cost of goods sold	40,531,955	33,415,040

Gross profit	2,729,521	421,561

General and administrative expenses	673,142	674,841
Gain on sale of property (Note 10)	496,098	—

Operating income (loss)	2,552,477	(253,280)

Other income (expense):
Interest income	2,249	2,285
Interest expense	(48,488)	(180,485)
	(46,239)	(178,200)

Net income (loss)	$2,506,238	$(431,480)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$59.60	$(10.26)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,506,238	$(431,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,947,070	2,134,041
Gain on sale of property	(496,098)	—
Changes in working capital components:
Due from broker	(805,301)	738,637
Trade and other accounts receivable	1,575,702	475,664
Inventories	378,041	(1,567,718)
Prepaid expenses and other	72,962	17,389
Accounts payable	142,382	8,802
Accounts payable, related party	(265,084)	211,646
Accrued expenses	436,004	(113,197)
Derivative financial instruments	700,525	(1,288,710)
Net cash provided by operating activities	6,192,441	185,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(808,308)	(548,208)
Proceeds from sale of property	1,181,000	—
Net cash provided by (used in) investing activities	372,692	(548,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,402,500)	(31,808)
Net cash (used in) financing activities	(2,402,500)	(31,808)

Net increase (decrease) in cash and cash equivalents	4,162,633	(394,942)

CASH AND CASH EQUIVALENTS
Beginning	34,135	2,858,110
Ending	$4,196,768	$2,463,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION, cash paid for interest	$81,458	$205,138

SUPPLEMENTAL DISCLOSURES OF NONCASH , INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,387	$16,500
Construction in progress included in accrued expenses	$20,000	$—

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

Basis of presentation and other information: The balance sheet as of September 30, 2011 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2011	December 31, 2010
Ethanol	$33,713	$27,982
Distillers Grains	8,138	6,388
Other	1,410	438

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 3.    Inventories

Inventories consist of the following as of:

	December 31, 2011	September 30, 2011

Raw materials, including corn, coal, chemicals and supplies	$3,052,877	$3,956,604
Work in process	1,188,694	1,303,654
Ethanol and distillers grains	1,730,932	1,090,286
Total	$5,972,503	$6,350,544

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2011	September 30, 2011

Construction term loan. (A)	$1,500,000	$1,500,000

Construction/revolving term loan. (B)	—	1,000,000

Note payable to contractor. (C)	—	1,250,000

Note payable to Iowa Department of Economic Development. (D)	—	152,500

Note payable to Iowa Department of Transportation. (E)	287,930	287,930

	1,787,930	4,190,430
Less current maturities	(1,299,909)	(1,452,409)
	$488,021	$2,738,021

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013. The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of December 31, 2011, the Company has made principal payments of $37,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next schedule payment under the agreement is due in December 2012.

(B)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2015.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  There was no balance outstanding as of December 31, 2011.

(C)	The Company had a $1,125,000 subordinated note payable dated May 22, 2006 to an unrelated third party. The note payable was paid in full during the quarter ended December 31, 2011.

(D)
The Company also had a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan was noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2011.  Borrowings under this agreement were collateralized by substantially all of the Company's assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). On October 5, 2011 the final payment of $152,500 was made by the Company.

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

Note 5.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The Company purchased corn totaling $29,791,413 for the three months ended December 31, 2011.  There were corn purchases of $23,251,901 for the three months ended December 31, 2010. As of December 31, 2011, the Company had a corn cash contract with Key amounting to approximately 322,793 bushels, for a commitment of $1,885,111 and a basis forward contract representing 100,000 bushels of corn.  The contracts mature on various dates through January 2012.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $30,068 and $10,165 for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 the amount due to Key is $914,897.

The Company is also purchasing anhydrous ammonia and propane from Innovative Ag Services, formerly Prairie Land Cooperative, a member of the Company.  Total purchases for the three months ended December 31, 2011 and 2010 is $16,520 and $12,563 respectively.  As of December 31, 2011 there is no amount due to Innovative Ag Services.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

The Company has an agreement with an unrelated entity for marketing , selling and distributing all of the ethanol produced by the Company. For the three months ended December 31, 2011 and 2010 the Company has expensed $170,383 and $163,310, respectively, under this agreement for marketing fees. Revenues with this customer were $33,713,458 and $27,981,645 for the three months ended December 31, 2011 and 2010, respectively. Trade accounts receivable of $4,799,194 was due from the customer as of December 31, 2011.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For three months ended December 31, 2011 and 2010, the Company has expensed marketing fees of $138,288 and $100,720, respectively, under this agreement. Revenues with this customer were $8,138,333 and $6,387,571 for the three months ended December 31, 2011 and 2010, respectively. Trade accounts receivable of $1,101,365 was due from the customer as of December 31, 2011.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2012 the estimated purchase commitment totals $5,930,400, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 648,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price for the full calendar month of date of loading plus $.1925 per net gallon The term of the contract is from January 1, 2012 through June 30, 2012. The minimum future purchase commitment is $1,440,828.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010

(Decrease) in revenue due to derivatives related to ethanol sales:
Realized	$—	$(936,302)
Unrealized	—	(33,983)
Total effect on revenue	—	(970,285)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	79,563	(2,776,963)
Unrealized	(408,150)	1,054,575
Total effect on cost of goods sold	(328,587)	(1,722,388)

Total (decrease) to operating income due to derivative activities	$(328,587)	$(2,692,673)

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$408,150	$408,150	$—	$—

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,375	$292,375	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2011.

Note 9.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately 20 other ethanol plants by an unrelated party claiming the Company's operation of the corn oil extraction system is a patent infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

Note 10.     Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the three months ended December 31, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements and Industry and Market Data

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward looking statements that express Lincolnway Energy's current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections, predictions and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "future," "strategy," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time, and in particular in a still developing and evolving industry such as the ethanol industry.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain political, financial other economic circumstances and uncertainties in existence at the time of the preparation of this quarterly report, both generally and with respect to the ethanol industry in particular.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the publicly available information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Items 1A, 7 and 7A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this quarterly report or Lincolnway Energy's general business plan from Lincolnway Energy's own research or internal surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Lincolnway Energy attempts to utilize third party sources of information which Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be accurate and reliable, but do not guarantee the accuracy and completeness of any information.

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 22, 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons per year, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 19% above the nameplate production capacity. For example, Lincolnway Energy produced 57,071,798 gallons of ethanol, and 154,767 tons of distillers grains, during the fiscal year ended September 30, 2011.

Lincolnway Energy's ethanol is marketed by Green Plains Trading Group, LLC and Lincolnway Energy's distillers grains are marketed by Hawkeye Gold, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers grains.

Lincolnway Energy extracts corn oil from syrup which is generated in the production of ethanol and  Lincolnway Energy estimates that it will produce and sell approximately 4,700 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

EPCO Carbon Dioxide Products, Inc. (EPCO) has a plant on Lincolnway Energy's site that collects the carbon dioxide gas which is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO also markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will supply approximately 87,000 tons of carbon dioxide gas per year.

Lincolnway Energy does not anticipate that sales of corn oil or carbon dioxide gas will be material sources of revenue for Lincolnway Energy. Lincolnway Energy was, however, able to implement the processes to collect corn oil and carbon dioxide gas on an economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has a revolving line of credit which is available to Lincolnway Energy if the need arises.

Executive Summary

Highlights for the three months ended December 31, 2011, are as follows:

•Total revenues increased 27.9% or $9.4 million, compared to the 2010 comparable period.

•Total cost of goods sold increased 21.3%, or $7.1 million compared to the 2010 comparable period.

•Net income increased by $2.9 million to $2.5 million, compared to net loss of $0.4 million for the 2010 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months ended December 31, 2011 and 2010 ( dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2011		2010

Revenue	$43,261	100.0%	$33,837	100.0%
Cost of goods sold	40,532	93.7%	33,415	98.8%
Gross profit	2,729	6.3%	422	1.2%
General and administrative expenses	673	1.6%	675	2.0%
Gain on sale of property	496	1.1%	—	—%
Operating income (loss)	2,552	5.9%	(253)	(0.7)%
Other net expense	(46)	(0.1)%	(178)	(0.5)%
Net income (loss)	$2,506	5.8%	$(431)	(1.3)%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2011	2010

Ethanol sold (gallons in thousands)	13,631	13,065
Average gross price of ethanol sold (dollars per gallon)	$2.47	$2.14
Dry distillers grain sold (tons)	34,193	33,317
Average dry distillers grain sales price per ton	$234.31	$186.96
Average corn cost per bushel	$6.26	$4.82

Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

Revenues. Revenues increased by $9.4 million, or 27.9% to $43.3 million for the three months ended December 31, 2011 from $33.8 million for the three months ended December 31, 2010. The increase in total revenue was primarily the result of a 15.4% increase in ethanol price for the three months ended December 31, 2011, when compared to the three months ended December 31, 2010 and a 25.3% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $5.7 million, or 20.5%, to $33.7 million for the three months ended December 31, 2011 from $28.0 million for the three months ended December 31, 2010. The average price of ethanol sold was $2.47 per gallon for the three months ended December 31, 2011 compared to $2.14 per gallon for the three months ended December 31, 2010. Ethanol sales volume increased approximately 566,000 gallons, or 4.3% for the three months ended December 31, 2011, when compared to the three months ended December 31, 2010.

Sales from co-products increased by $2.6 million, or 38.2%, to $9.4 million for the three months ended December 31, 2011 from $6.8 million for the three months ended December 31, 2010. Co-products include, dried distillers grain, wet distillers grain, corn oil, syrup and CO2. An increase in the volume of dried distillers grain sold and the sales price and an increase in the price of corn oil, generated the large increase for the three months ended December 31, 2011 compared to the three months ended December 31, 2010. The average price of dried distillers grain sold was $234.31 per ton for the three months ended December 31, 2011, compared to $186.96 for the three months ended December 31, 2010. Dried distillers grain sales volume increased by 876 tons, or 2.6% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. For the three months ended December 31, 2011 there were reported sales for syrup, corn oil and CO2 of approximately $1.3 million, an increase of approximately $.8 million from the three months ended December 31, 2010. The majority of the sales increase is from the corn oil income of approximately $1.0 million that Lincolnway Energy received in the three months ended December 31, 2011 compared to approximately $.4 million in the three months ended December 31, 2010 . The average price of corn oil per ton increased by approximately 28.0% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

There were no transactions related to ethanol derivative contracts for the three months ended December 31, 2011, compared to a $0.97 million combined unrealized and realized loss for the three months ended December 31, 2010. For the three months ended December 31, 2011, the ethanol spot sales prices gave Lincolnway Energy the expected best market price for ethanol, therefore there was no need to sell derivative contracts on the Chicago Mercantile Exchange. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $7.1 million, or 21.3% to $40.5 million for the three months ended December 31, 2011 from $33.4 million for the three months ended December 31, 2010. The increase was primarily due to higher corn cost in the 2011 period compared to the 2010 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $6.7 million to $30.6 million for the three months ended December 31, 2011 from $23.9 million for the three months ended December 31, 2010. Corn costs represented 75.6% of the cost of goods sold for the three months ended December 31, 2011 compared to 71.4% for the three months ended December 31, 2010.

The increase in corn costs was partially driven by an increase in cash corn prices compared to the prior period. The average price of corn was $6.26 per bushel for the three months ended December 31, 2011, compared to $4.82 per bushel for the three months ended December 31, 2010. The three months ended December 31, 2011 corn costs also included a marked to market net loss of $0.3 million for derivatives relating to future deliveries of corn, compared to a $1.7 million loss in the same quarter for the 2010 year. Since our derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged.

Process costs increased $.3 million to $1.8 million for the three months ended December 31, 2011 from $1.5 million for the three months ended December 31, 2010. The increase is due to an increase in pricing and usage of enzymes and denaturant.

Coal costs increased $.3 million to $1.9 million for the three months ended December 31, 2011 from $1.6 million for the three months ended December 31, 2010. The increase is due to a 13% increase in the coal cost with the majority of the increase being related to transportation costs .

Gain on sale of property. On October 5, 2011, Lincolnway Energy completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the three months ended December 31, 2011.

Other expense. Interest expense decreased $.132 million to $.048 million for the three months ended December 31, 2011 from $.180 million for the three months ended December 31, 2010. Lincolnway Energy has paid down debt by approximately $7.7 million since December 31, 2010.

Risks, Trends and Factors that May Affect Future Operating Results

The Volumetric Ethanol Excise Tax Credit (VEETC) and the small producer tax credit expired on December 31, 2011. The Renewable Fuel Standard is still in effect and plays the biggest role in keeping the ethanol industry viable in the long term. Exports have become an important part of the business model for US ethanol producers. US ethanol producers are the lowest cost provider of motor fuel today and have ample supplies to help meet ethanol demand around the globe. The preference of US ethanol producers would be to use more ethanol domestically through the use of higher ethanol blends like E15, E30 and E85, but until those blends become commercially available and or more flex fuel vehicles are being manufactured, the export markets will remain a viable and important part of the US ethanol industry.

The ethanol industry continues to be effected by the volatility of the price of corn. In January 2012, the United States Department of Agricultural (USDA) released its January world agricultural supply and demand estimates (WASDE) report . The US corn stocks projection was still the smallest in 16 years, leaving little margin if the United States is struck by foul weather or drought in the year ahead. Since the report when the corn prices fell below $6.00 per bushel the market has now rebounded and is trading above $6.25 per bushel. If corn continues to be in tight supply for the fiscal year 2012, it could push corn prices to record high levels. If ethanol prices continue to drop and or stabilize the ethanol industry could experience shrinking crush margins and decreased profitability.

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

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2011	2010
Net cash provided by operating activities	$6,192	$185
Net cash provided by (used in) investing activities	373	(548)
Net cash used in financing activities	(2,403)	(32)
Net increase (decrease) in cash and cash equivalents	4,162	(395)

For the three months ended December 31, 2011, net cash provided by operating activities increased by $6.0 million, when compared to cash provided by operating activities for the three months ended December 31, 2010. The increase is due to an increase in net income for the three months ended December 31, 2011 of $3.0 million, a decrease of trade receivables of $1.1 million and a decrease in inventories of $2.0 million. The $3.0 million increase in net income is primarily driven by improved crush margins for the three months ended December 31, 2011 compared to the prior year. Lincolnway Energy had also experienced a $.329 million loss in derivative activities for the three months ended December 31, 2011, compared to a $1.7 million loss for the three months ended December 31, 2010.

Cash flows used in investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash provided by investing activities increased by $.921 million for the three months ended December 31, 2011 compared to cash used in investing activities for the three months ended December 31, 2010. The increase is due to the cash proceeds received from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $2.4 million for the three months ended December 31, 2011 compared to cash used in investing activities for the three months ended December 31, 2010. The increase is due to an increase in payments on long-term borrowings for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.

Lincolnway Energy's next term loan payment is due December 2012.

As of February 2012, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers. This generally occurs upon the loading of the product. For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange into either a railcar or truck. For distillers grains, title passes upon the loading of distillers grains into trucks. For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing. Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distillers grain are included in costs of goods sold.

Lincolnway Energy's ethanol is sold to Green Plains Trade Group LLC (GPTG). The purchase price payable to Lincolnway Energy is GPTG's contract selling price for the ethanol in question, less various costs and a marketing fee to GPTG.

Lincolnway Energy's distillers grains production is sold to Hawkeye Gold, LLC. The sales price for the distillers grains is Hawkeye Gold's contract selling price for the distillers grains in question, less freight costs and a marketing fee to Hawkeye Gold.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2011 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of coal and corn, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains.  The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing.  Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21.0 million bushels during the year.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2011 was approximately $6.26 per bushel, compared to $4.82 per bushel for the three months ended December 31, 2010.

During the three months ended December 31, 2011, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.79 per bushel for March 2012 delivery to a high of $6.56 per bushel for December 2011 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2010 ranged from a low of $4.56 per bushel for December 2010 delivery to a high of $6.34 per bushel for March 2011 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2011 was $2.47 per gallon, as compared to $2.14 per gallon, respectively, during the three months ended December 31, 2010.

During the three months ended December 31, 2011, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.06 per gallon for January 2012 delivery to a high of $2.79 per gallon for November 2011 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2010 ranged from a low of $1.83 per gallon for November 2010 delivery to a high of $2.36 for January 2011 delivery.

Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn needs in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn or ethanol.  Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences that are beyond the control of Lincolnway Energy.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2011 was $328,587, as opposed to the net loss of $1,722,388 for the three months ended December 31, 2010. As another example, Lincolnway Energy's ethanol derivative position had no transactions for three months ended December 31, 2011, compared to a net loss of $970,285 for the three months ended December 31, 2010.

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

Another important raw material for the production of ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended December 31, 2011 and 2010 represented approximately 5% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements with the following entities and with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate
Lender	As of December 31, 2011	As of December 31, 2011

Co-Bank	$1,500,000	3.60%
Iowa Department of Transportation	$287,930	2.11%

The Co Bank loan has a variable interest rate loan based on the one-month LIBOR index rate, plus 3.30%. The interest rate for the Iowa Department of Transportation is fixed at the interest rate specified above.,

Lincolnway Energy does not anticipate any material increase in interest rates during the remainder of 2012.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation. The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036. The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims under certain patents held by GS CleanTech Corporation. The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. The Complaint claims damages of at least a reasonable royalty rate and lost profits. The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. The case was transferred on August 6, 2010 to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings, as Case No. 1:10-ml-02181. The initial claims construction hearing has been held, and the United States District Court has construed the disputed terms. Various discovery activities, motions and other procedural actions have also been made or taken. Lincolnway Energy is, however, unable to determine as of the date of this quarterly report if the Complaint will have a material adverse effect on Lincolnway Energy.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2011 and filed with the Securities and Exchange Commission on December 22, 2011.

As noted in that Form 10-K, Congress had only extended the various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, through December 31, 2011. As of the date of this quarterly report, those incentives had not been extended past December 31, 2011, and it is likely that those incentives will not be further extended. The loss of those tax incentives could have some adverse effects on the ethanol industry, and could have materially adverse effects on the ethanol industry over the longer term.

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and possibly higher tax rates, are likely to occur. Some of the tax and other incentives that benefit the ethanol industry could be eliminated or reduced. Nearly all of the states are facing similar political, economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are also being faced by Europe and many other regions and countries.

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

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2011 through December 31, 2011.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of October 1, 2011 through December 31, 2011.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this item.

Item 4.    Mine Safety Disclosure.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2011 through December 31, 2011 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2011 through December 31, 2011 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.2	Master Loan Agreement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.2	1/27/2006
10.3	Construction and Term Loan Supplement Between Lincolnway Energy, LLC and FarmCredit Services of America		10		10.3	1/27/2006
10.4	Construction and Revolving Term Loan Supplement Between Lincolnway Energy, LLC and Farm Credit Services of America		10		10.4	1/27/2006
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2007	10.7	12/21/2007
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9.1	12/21/2007
10.10	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Economic Development		10		10.10	1/27/2006
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.15	12/22/2009
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
* Material has been omitted pursuant to a request for confidential treatment and such material have been filed separately with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 14, 2012	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

February 14, 2012	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2011

Description of Exhibit.			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)