Form 10-Q
period 2012-03-31
Lincolnway Energy, LLC
filed 2012-05-15
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-1118105
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

59511 W. Lincoln Highway, Nevada, Iowa	50201
(Address of principal executive offices)	(Zip Code)
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2012.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2012	September 30, 2011
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$1,606,156	$34,135
Due from broker	32,666	227,670
Derivative financial instruments (Note 8)	30,008	292,375
Trade and other accounts receivable (Note 6)	6,620,149	8,041,523
Inventories (Note 3)	8,240,416	6,350,544
Prepaid expenses and other	292,693	328,881
Total current assets	16,822,088	15,275,128

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	7,633,650
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	79,479,786	76,014,786
Office furniture and equipment	409,485	407,725
Construction in progress	81,875	2,562,694
	88,524,513	88,223,160
Accumulated depreciation	(47,404,172)	(43,529,798)
	41,120,341	44,693,362

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $279,557 and $252,070	192,405	219,891
Deposits	298,350	476,437
Investments	190,488	182,970
	1,032,243	1,230,298

	$58,974,672	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	March 31, 2012	September 30, 2011
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,202,536	$1,359,836
Accounts payable, related party (Note 5)	944,016	1,179,981
Current maturities of long-term debt (Note 4)	1,550,436	1,452,409
Accrued expenses	1,730,300	879,232
Total current liabilities	5,427,288	4,871,458

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	212,671	2,738,021
Other	450,000	450,000
Total noncurrent liabilities	662,671	3,188,021

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)	—	—

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	13,894,608	14,149,204
	52,884,713	53,139,309

	$58,974,672	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)

Revenues (Notes 2 and 6)	$42,079,889	$45,570,522

Cost of goods sold	43,033,139	42,581,533

Gross profit (loss)	(953,250)	2,988,989

General and administrative expenses	727,450	648,483

Operating income (loss)	(1,680,700)	2,340,506

Other income (expense):
Interest income	2,038	2,020
Interest expense	(30,947)	(130,168)
	(28,909)	(128,148)

Net income (loss)	$(1,709,609)	$2,212,358

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(40.66)	$52.61

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)

Revenues (Notes 2 and 6)	$85,341,365	$79,407,123

Cost of goods sold	83,565,094	75,996,577

Gross profit	1,776,271	3,410,546

General and administrative expenses	1,400,592	1,323,324
(Gain) on sale of property (Note 10)	(496,098)	—
Operating income	871,777	2,087,222

Other income (expense):
Interest income	4,287	4,305
Interest expense	(79,435)	(310,653)
	(75,148)	(306,348)

Net income	$796,629	$1,780,874

Weighted average units outstanding	42,049	42,049

Net income per unit - basic and diluted	$18.95	$42.35

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$796,629	$1,780,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,906,716	4,228,418
(Gain) loss on sale or disposal of property and equipment	(496,098)	42,550
Changes in working capital components:
Due from broker	195,004	995,547
Trade and other accounts receivable	1,421,374	(2,438,009)
Inventories	(1,889,872)	(730,928)
Prepaid expenses and other	36,188	33,825
Deposits	178,087	—
Accounts payable	(157,300)	(467,621)
Accounts payable, related party	(235,965)	540,307
Accrued expenses	(200,157)	4,432
Derivative financial instruments	262,367	(1,639,933)
Net cash provided by operating activities	3,816,973	2,349,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(991,111)	(915,046)
Proceeds from sale of property	1,181,000	—
Purchase of investments	(7,518)	(12,877)
Net cash provided by (used in) investing activities	182,371	(927,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,427,323)	(39,309)
Net cash (used in) financing activities	(2,427,323)	(39,309)

Net increase in cash and cash equivalents	1,572,021	1,382,230

CASH AND CASH EQUIVALENTS
Beginning	34,135	2,858,110
Ending	$1,606,156	$4,240,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest net of amount capitalized	$106,008	$333,686

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$60,823
Distributions included in accrued expenses	$1,051,225	$—
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

Basis of presentation and other information: The balance sheet as of September 30, 2011 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Six months	Six months
	Ended	Ended	Ended	Ended
(In thousands)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Ethanol	$31,428	$36,454	$65,141	$64,436
Distillers' Grains	9,713	8,170	17,851	14,558
Other	976	918	2,386	1,356

Note 3.    Inventories

Inventories consist of the following as of:

	March 31, 2012	September 30, 2011

Raw materials, including corn, coal, chemicals and supplies	$3,814,258	$3,956,604
Work in process	1,191,087	1,303,654
Ethanol and distillers grains	3,235,071	1,090,286
Total	$8,240,416	$6,350,544

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2012	September 30, 2011

Construction term loan. (A)	$1,500,000	$1,500,000

Construction/revolving term loan. (B)	—	1,000,000

Note payable to contractor (C)	—	1,250,000

Note payable to Iowa Department of Economic Development. (D)	—	152,500

Note payable to Iowa Department of Transportation. (E)	263,107	287,930

	1,763,107	4,190,430
Less current maturities	(1,550,436)	(1,452,409)
	$212,671	$2,738,021

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of March 31, 2012, the Company has made principal payments of $37,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next scheduled payment under the agreement is due in December 2012.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

(B)
The Company has a $10,000,000 construction/revolving term credit facility with a financial institution which expires on September 1, 2015.  Borrowings under the credit facility agreement include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  Borrowings are subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement require the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement are collateralized by substantially all of the Company's assets.  There was no balance outstanding as of March 31, 2012.

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

Note 5.    Related-Party Transactions

The Company entered into an agreement on January 24, 2006 with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement may be terminated before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The Company purchased corn totaling $34,667,303 and $64,458,716 for the three months and six months ended March 31, 2012.  There were corn purchases of $32,477,180 and $55,729,082 for the three months and six months ended March 31, 2011. As of March 31, 2012, the Company had several basis contracts with Key representing approximately 3,442,000 bushels of corn.  The contracts mature on various dates through July 2012.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $14,128 and $44,197 for the three months and six months ended March 31, 2012 , respectively.  There were miscellaneous purchases of $18,333 and $34,475 for the three months and six months ended March 31, 2011. As of March 31, 2012 the amount due to Key is $943,338.

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they hold with Key. The termination of the agreement will be six months from the date of the notice, effective October 10, 2012. The Company will begin to originate corn in house at the time of the termination. The Company expects to incur a termination cost as required under the agreement, which will be expensed in the fiscal 2012 third quarter and is payable over a four year period with interest at the prime rate on the date of termination.

The Company is also purchasing propane from Innovative Ag Services, formerly, Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and six months ended March 31, 2012 is $1,633 and $16,520, respectively. Total purchases for the three months and six months ended March 31, 2011 is $1,859 and $14,422, respectively.  As of March 31, 2012 there is $678 due to Innovative Ag Services.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

On September 25, 2009, the Company entered into a agreement with an unrelated entity. The agreement became effective on October 1, 2009. The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the Company. For the three months and six months ended March 31, 2012 the Company has expensed $181,836 and $352,219, respectively, under this agreement for marketing fees. For the three and six months ended March 31, 2011 the Company has expensed $195,461 and $358,771, respectively. Revenues with this customer were $31,427,345 and $65,140,803 for the three and six months ended March 31, 2012 , respectively. For the three and six months ended March 31, 2011, revenues with this customer were $36,454,373 and $64,436,018, respectively. Trade accounts receivable of $4,596,093 was due from the customer as of March 31, 2012.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three months and six months ended March 31, 2012, the Company has expensed marketing fees of $161,596 and $299,884, respectively, under this agreement. The company has expensed marketing fees of $142,977 and $243,697 for the three months and six months ended March 31, 2011, respectively. Revenues with this customer were $9,712,956 and $17,851,289 for the three months and six months ended March 31, 2012 , respectively. For the three months and six months ended March 31, 2011, revenues with this customer were $8,170,072 and $14,557,643, respectively. Trade accounts receivable of $1,377,020 was due from the customer as of March 31, 2012.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2012 the estimated purchase commitments totals $5,930,400, respectively. For the three months and six months ended March 31, 2012 the company has purchased $2,001,518 and $3,746,023, respectively, of coal under this contract. For the three months and six months ended March 31, 2011 is $1,800,956 and $3,369,122, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 648,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1925/usg. The term of the contract is from January 1, 2012 through June 30, 2012. The minimum future purchase commitment is $837,555.

The Company has entered into a fixed contract with a supplier of anhydrous ammonia. The contract is for a minimum purchase of 315 tons at the rate of $585 delivered ton. The term of the contract is from February 20, 2012 through May 31, 2012. The minimum future purchase commitment is $115,853.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$—	$271,161	$—	$(665,141)
Unrealized	(36,842)	(243,364)	(36,842)	(277,347)
Total effect on revenue	(36,842)	27,797	(36,842)	(942,488)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	164,650	863,338	244,213	(1,913,625)
Unrealized	475,000	(24,162)	66,850	1,030,413
Total effect on cost of goods sold	639,650	839,176	311,063	(883,212)

Total increase (decrease) to operating income due to derivative activities	$602,808	$866,973	$274,221	$(1,825,700)

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$30,008	$30,008	$—	$—

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,375	$292,375	$—	$—

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

Note 10.     Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the six months ending March 31, 2012.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 19% above the nameplate production. For the six months ended March 31, 2012, Lincolnway Energy was producing 17% above nameplate.

Lincolnway Energy's ethanol is marketed by Green Plains Trading Group, LLC and Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy extracts corn oil from syrup which is generated in the production of ethanol.   Lincolnway Energy estimates that it will produce approximately 4,700 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

EPCO Carbon Dioxide Products, Inc. has a plant located on Lincolnway Energy's, Nevada, Iowa site that collects the carbon dioxide gas which is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will supply approximately 88,000 tons of carbon dioxide gas per year.

Lincolnway Energy does not anticipate that sales of both corn oil and carbon dioxide gas will be material sources of revenue for Lincolnway Energy. Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide gas on a economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations.  Lincolnway Energy also has a revolving line of credit which available to Lincolnway Energy if the need arises.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and six months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2012		2011		2012		2011

Revenue	$42,080	100.0%	$45,570	100.0%	$85,341	100%	$79,407	100%
Cost of goods sold	43,033	102.3%	42,582	93.4%	83,565	97.9%	75,997	95.7%
Gross profit (loss)	(953)	(2.3)%	2,988	6.6%	1,776	2.1%	3,410	4.3%
General and administrative expenses	728	1.7%	648	1.4%	1,400	1.6%	1,323	1.7%
Gain on sale of property	—	—%	—	—%	(496)	(0.6)%	—	—%
Operating income (loss)	(1,681)	(4.0)%	2,340	5.2%	872	1.0%	2,087	2.6%
Other (expense)	(29)	(0.1)%	(128)	(0.3)%	(75)	(0.1)%	(306)	(0.4)%
Net income (loss)	$(1,710)	(4.1)%	$2,212	4.9%	$797	0.9%	$1,781	2.2%

The following table shows other key data for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,
	(Unaudited)
Operating Data:	2012	2011	2012	2011

Ethanol sold (gallons in thousands)	14,547	15,637	28,178	28,702
Average gross price of ethanol sold (dollars per gallon)	$2.16	$2.33	$2.31	$2.25
Dry distillers grains sold (tons)	40,749	36,852	74,942	70,169
Average dry distillers grains sales price per ton	$233.03	$211.67	$233.60	$199.94
Average corn cost per bushel	$6.31	$6.27	$6.28	$5.54

Results of Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

Revenues. Revenues decreased by $3.5 million, or 7.7% to $42.1 million for the three months ended March 31, 2012 from $45.6 million for the three months ended March 31, 2011. The decrease in total revenues was primarily the result of a 7.3% decrease in ethanol price and a 7.0% decrease in ethanol sales volume for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.

Sales from ethanol decreased $5.1 million, or 13.8%, to $31.4 million for the three months ended March 31, 2012 from $36.5 million for the three months ended March 31, 2011. The average price of ethanol sold was $2.16 per gallon for the three months ended March 31, 2012 compared to $2.33 per gallon for the three months ended March 31, 2011. Ethanol sales volume decreased approximately 1.1 million gallons, or 7.0% for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011. The decrease in sales volume is due to an increase in ethanol finished goods inventory compared to the ethanol finished good inventory balance in the prior year. For the three months ended March 31, 2012 there was a large carry of ethanol inventory at the plant due to the over supply of ethanol at the terminals. Railcar turnaround time increased resulting in higher inventories stored in the tanks at Lincolnway Energy. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $1.6 million, or 17.6%, to $10.7 million for the three months ended March 31, 2012 from $9.1 million for the three months ended March 31, 2011. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the volume of dried distillers grains sold and the sales price, generated the large increase for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The average price of dried distillers grain sold was $233.03 per ton for the three months ended March 31, 2012, compared to $211.67 for the three months ended March 31, 2011. The increase in dried distillers grains price is attributable to the increase price of corn and the additional demand for the product. Dried distillers grain sales volume increased by 3,897 tons, or 10.6% for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Wet distiller's grain sales volume decreased by 3,338 tons, or 59.0% for the three months ended March 31, 2012 from the three months ended March 31, 2011. Dried distillers grain production increased for the three months ended March 31, 2012, due to an increase in dried distillers grain yields as a result of improved enzymes used in the process compared to the three months ended March 31, 2011. For the three months ended March 31, 2012 there were reported sales for syrup, corn oil and CO2 of approximately $976,000 an increase of $58,000 from the three months ended March 31, 2011. The sales increase is the result of a higher price received for CO2 and syrup for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Revenues included a combined unrealized net loss of $36,842 related to ethanol derivative contracts for the three months ended March 31, 2012, compared to a $27,797 combined unrealized and realized gain for the three months ended March 31, 2011. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $0.4 million, or 0.9% to $43.0 million for the three months ended March 31, 2012 from $42.6 million for the three months ended March 31, 2011. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs remained neutral for the three months ended March 31, 2012 at $32.4 million compared to the three months ended March 31, 2011. Corn costs represented 75.4% of our cost of goods sold for the three months ended March 31, 2012 compared to 76.6% for the three months ended March 31, 2011.

Freight and marketing increased by $1.2 million, or 49% to $3.5 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011. The increase is the result of an increase in dried distillers grains sales volume and higher transportation costs for ethanol and dried distillers grain.

Results of Operations for the Six Months Ended March 31, 2012 as Compared to the Six Months Ended March 31, 2011

Revenues. Revenues increased by $5.9 million, or 7.5% to $85.3 million for the six months ended March 31, 2012 from $79.4 million for the six months ended March 31, 2011. The increase in total revenues was the result of a 2.7% increase in ethanol price for the six months ended March 31, 2012, when compared to the six months ended March 31, 2011 and a 16.8% increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $.7 million, or 1.1%, to $65.1 million for the six months ended March 31, 2012 from $64.4 million for the six months ended March 31, 2011. The average price of ethanol sold was $2.31 per gallon for the six months ended March 31, 2012 compared to $2.25 per gallon for the six months ended March 31, 2011. Ethanol sales volume decreased approximately .5 million gallons, or 1.8% for the six months ended March 31, 2012, when compared to the six months ended March 31, 2011. The decrease in sales volume is due to an increase in ethanol finished goods inventory compared to the ethanol finished good inventory balance in the prior year. For the three months ended March 31, 2012 there was a large carry of ethanol inventory at the plant due to the over supply of ethanol at the terminals. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $4.3 million, or 27.2%, to $20.2 million for the six months ended March 31, 2012 from $15.9 million for the six months ended March 31, 2011. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the volume of dried distillers grains sold and the sales price, generated the large increase for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. The average price of dried distillers grains sold was $233.60 per ton for the six months ended March 31, 2012, compared to $199.94 for the six months ended March 31, 2011. The increase in dried distillers grains price is attributable to the increased price of corn and the additional demand for the product. Dried distillers grains sales volume increased by 4,773 tons, or 6.8% for the six months ended March 31, 2012, compared to the six months ended March 31, 2011. Wet distiller's grains sales volume decreased by 4,321 tons, or 54% for the six months ended March 31, 2012 from the six months ended March 31, 2011. Dried distillers grains production increased for the three months ended March 31, 2012, due to an increase in dried distillers grains yields as a result of improved enzymes used in the process compared to the six months ended March 31, 2011. For the six months ended March 31, 2012 there were reported sales for syrup, corn oil and CO2 of approximately $2.2 million, an increase of approximately $.8 million from the six months ended March 31, 2011. The sales increase is from higher prices received for syrup, and CO2 and for improved corn oil yields.

Revenues included an unrealized loss of $36,842 related to ethanol derivative contracts for the six months ended March 31, 2012, compared to a $(942,488) combined unrealized and realized loss for the six months ended March 31, 2011. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold increased by $7.6 million, or 10.0% to $83.6 million for the six months ended March 31, 2012 from $76.0 million for the six months ended March 31, 2011. The increase was primarily due to higher corn, coal and freight cost in the 2012 period compared to the 2011 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $6.7 million, or 12.1% to $63.1 million for the six months ended March 31, 2012 from $56.4 million for the six months ended March 31, 2011. Corn costs represented 75.5% of our cost of goods sold for the six months ended March 31, 2012 compared to 74.2% for the six months ended March 31, 2011.

The increase in corn costs was mainly driven by an increase in cash corn prices and also an increase in corn consumption compared to the prior period. The average price of corn was $6.28 per bushel for the six months ended March 31, 2012, compared to $5.54 per bushel for the six months ended March 31, 2011. The six months ended March 31, 2012 corn costs also included a marked to market net gain of $.3 million for derivatives relating to future deliveries of corn, compared to a $.9 million loss in the same quarter for the prior year. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Coal costs increased by $.4 million to $3.8 million for the six months ended March 31, 2012 from $3.4 million for the six months ended March 31, 2011. The increase is due to an increase in coal pricing and transportation costs.

Ethanol and dried distillers grains freight costs increased by $.8 million to $4.2 million for the six months ended March 31, 2012 from $3.4 million for the six months ended March 31, 2011. The increase is due to a change in pricing for the ethanol contracts and higher transportation costs for dried distillers grains based off an increase in gross price. The ethanol contracts fluctuate monthly by either having the freight built into the price or broken out. This will cause ethanol revenue and ethanol freight to fluctuate each reporting period. This reporting period the ethanol contracts resulted into higher freight and revenue.

Depreciation decreased by $.4 million to $3.4 million for the six months ended March 31, 2012 from $3.8 million for the six months ended March 31, 2011.

Other income and (expense). Interest expense decreased $.232 million to $.079 million for the six months ended March 31, 2012 from $.311 million for the six months ended March 31, 2011. Lincolnway Energy has paid down debt by $7.6 million since March 31, 2011, which has lowered interest expense.

Risks, Trends and Factors that May Affect Future Operating Results

The ethanol industry as well as Lincolnway Energy experienced negative margins for the first calendar quarter of 2012. This is a result of record high U.S. ethanol inventories which has dropped the price of ethanol by 13% from the fourth calendar quarter of 2011 to the first calendar quarter of 2012. Corn prices on average did not decrease but stayed relatively stable during the first calendar quarter. The ethanol industry could start to see increase margins in the next few months if corn production expands as projected, ending corn stock inventories increase, E15 becomes widely available and ethanol and distillers grains export markets remain strong.

The USDA prospective planting report predicts 95.9 million acres of corn will be planted this year. This is the greatest area of corn seed planted since 1937. If we continue on the corn yield trend we will see record corn production and the rebuilding of corn stocks. If this all comes to fruition we could see lower prices for corn, which could improve ethanol margins if ethanol prices remain unchanged.

The USDA report also noted that corn used to produce ethanol in 2011/2012 was unchanged at 5 billion bushels. Weekly ethanol production has continued to fall hitting its lowest level since early last fall. Most of the recent decreases have come from plants conducting maintenance shutdowns or plants slowing production in anticipation that the price of ethanol will increase. In prior years demand for ethanol has increased during the summer driving months, which helped reduce ethanol inventories and improve ethanol price.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the use of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery of corn contracts from suppliers. Lincolnway Energy does the same for ethanol and distillers grains due to the changing prices in those products. Lincolnway Energy continues to monitor and attempt to ensure adequate supply and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Changes in governmental policy and supply and demand factors are an ongoing risk factor for the ethanol industry and for Lincolnway Energy.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2012	2011
Net cash provided by operating activities	$3,817	$2,349
Net cash provided by (used in) investing activities	182	(928)
Net cash (used in) financing activities	(2,427)	(39)
Net increase in cash and cash equivalents	1,572	1,382

For the six months ended March 31, 2012 , net cash provided by operating activities increased by $1.5 million, when compared to cash provided by operating activities for the six months ended March 31, 2011 . The increase in cash for operating activities is due to a $3.9 million change in accounts receivable, a $1.1 million change in derivative activity, offset by a $1.0 million decrease in net income, a $1.2 million change in inventory balances, a decrease of $.3 million in depreciation and other miscellaneous changes in working capital.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities decreased by $1.1 million for the six months ended March 31, 2012 compared to cash used in investing activities for the six months ended March 31, 2011. The decrease is due to proceeds received from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $2.4 million for the six months ended March 31, 2012 compared to cash used in investing activities for the six months ended March 31, 2011. The increase is due to an increase in payments on long-term borrowings for the six months ended March 31, 2012, compared to the six months ended March 31, 2011.

Lincolnway Energy's next term loan payment is due December 2012.

As of May 2012, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

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

Lincolnway Energy's distiller's grain production is sold to Hawkeye Gold, LLC. The sales price for the distillers grains is Hawkeye Gold's contract selling price for the distillers grains in question, less freight costs and a marketing fee to Hawkeye Gold.

Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2012 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year.

Lincolnway Energy's average gross corn cost during the three and six months ended months ended March 31, 2012 was, respectively, approximately $6.31 and $6.28 per bushel, compared to $6.27 and $5.54 per bushel for the three and six months ended months ended March 31, 2011.

During the quarter ended ended March 31, 2012, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.94 per bushel for May 2012 delivery to a high of $6.74 per bushel for May 2012 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended March 31, 2011 ranged from a low of $6.085 per bushel for May 2011 delivery to a high of $7.42 per bushel for May 2011 delivery.

The average price Lincolnway Energy received for its ethanol during the three and six months ended months ended March 31, 2012 was, respectively, approximately $2.16 and $2.31 per gallon, as compared to $2.33 and $2.25 per gallon, respectively, during the three and six months ended months ended March 31, 2011.

During the quarter ended March 31, 2012, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.11 per gallon for January 2012 delivery to a high of $2.36 per gallon for March 2012 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2011 ranged from a low of $2.24 per gallon for May 2011 delivery to a high of $2.635 for May 2011 delivery.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the six months ended March 31, 2012 was $311,063, as opposed to the net loss of $(883,212) for the six months ended March 31, 2011.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery contracts from suppliers. At this reporting time, Lincolnway Energy has corn coverage through the end of June 2012. Lincolnway Energy continues to stay at a near neutral corn position due to low margins and lack of ability to lock in profitable ethanol sales margins Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases .Those activities are, however, also subject to various material risks, including price movements in the cash corn and corn futures markets which are highly volatile and can be influenced by factors and occurrences which are beyond the control of Lincolnway Energy.

Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended March 31, 2012 and 2011 represented approximately 5% of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has one loan agreement that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of March 31, 2012	Interest Rate

Co Bank	$1,500,000	3.55%
Iowa Department of Transportation	$263,107	2.11%

The Co Bank loan has a variable interest rate loan based on the one-month LIBOR index rate, plus 3.3%. The interest rate for the Iowa Department of Transportation is fixed at the interest rate specified above.

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

As noted in that Form 10-K, Congress had only extended the various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, through December 31, 2011. As of the date of this quarterly report, those incentives have not been extended past December 31, 2011, and it is likely that those incentives will not be further extended. The loss of those tax incentives will have some adverse effects on the ethanol industry, and could have materially adverse effects on the ethanol industry over the longer term.

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those risks are critical to both the current use of ethanol and any possible future increases in, or demand for, the use of ethanol.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and possibly higher tax rates, are likely to occur. Some of the tax and other incentives that benefit the ethanol industry could be eliminated or reduced. All states are facing similar political, economic, budget and tax issues. The possible outcomes , and effects of, those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are being faced by Europe and other regions and countries.

There is a substantial amount of civil unrest and political uncertainty in the Middle East and other oil producing nations. There have been changes in the government in some countries, with additional and further changes appearing to be very likely. It is not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2012 through March 31, 2012.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) of Lincolnway Energy during the period of January 1, 2012 through March 31, 2012.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2012 through March 31, 2012 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2012 through March 31, 2012 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

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

LINCOLNWAY ENERGY, LLC

May 15, 2012	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

May 15, 2012	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2012