Form 10-Q
period 2012-06-30
Lincolnway Energy, LLC
filed 2012-08-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2012.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS (Note 4)

CURRENT ASSETS
Cash and cash equivalents	$—	$34,135
Due from broker	1,928,986	227,670
Derivative financial instruments (Note 8)	—	292,375
Trade and other accounts receivable (Note 6)	6,343,186	8,041,523
Inventories (Note 3)	7,209,083	6,350,544
Prepaid expenses and other	390,095	328,881
Total current assets	15,871,350	15,275,128

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	7,633,650
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	79,568,862	76,014,786
Office furniture and equipment	406,277	407,725
Construction in progress	17,502	2,562,694
	88,546,008	88,223,160
Accumulated depreciation	(49,343,618)	(43,529,798)
	39,202,390	44,693,362

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $293,300 and $252,070	178,661	219,891
Deposits	298,350	476,437
Investments	190,488	182,970
	1,018,499	1,230,298

	$56,092,239	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	June 30, 2012	September 30, 2011
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$46,926	$—
Accounts payable	1,734,114	1,359,836
Accounts payable, related party (Note 5)	1,150,605	1,179,981
Current maturities of long-term debt (Note 4)	1,525,350	1,452,409
Current settlement payable, related party (Note 5)	425,000	—
Accrued expenses	934,595	879,232
Derivative financial instruments (Note 8)	1,782,463	—
Total current liabilities	7,599,053	4,871,458

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	437,671	2,738,021
Settlement payable, net of current amount, related party (Note 5)	1,275,000	—
Other	450,000	450,000
Total noncurrent liabilities	2,162,671	3,188,021

COMMITMENTS AND CONTINGENCY (Notes 6 and 9)	—	—

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	7,340,410	14,149,204
	46,330,515	53,139,309

	$56,092,239	$61,198,788

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)

Revenues (Notes 2 and 6)	$33,111,549	$42,028,975

Cost of goods sold	37,102,392	44,928,632

Gross loss	(3,990,843)	(2,899,657)

General and administrative expenses	807,137	641,728
Loss on disposal of equipment	6,434	—
Contract settlement fee (Note 5)	1,700,000	—

Operating loss	(6,504,414)	(3,541,385)

Other income (expense):
Interest income	1,686	2,890
Interest expense	(51,470)	(180,405)
	(49,784)	(177,515)

Net loss	$(6,554,198)	$(3,718,900)

Weighted average units outstanding	42,049	42,049

Net loss per unit - basic and diluted	$(155.87)	$(88.44)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)

Revenues (Notes 2 and 6)	$118,452,914	$121,436,098

Cost of goods sold	120,667,486	120,925,209

Gross profit (loss)	(2,214,572)	510,889

General and administrative expenses	2,207,729	1,965,052
(Gain) loss on sale or disposal of property and equipment (Note 10)	(489,664)	—
Contract settlement fee (Note 5)	1,700,000	—

Operating loss	(5,632,637)	(1,454,163)

Other income (expense):
Interest income	5,973	7,195
Interest expense	(130,905)	(491,058)
	(124,932)	(483,863)

Net loss	$(5,757,569)	$(1,938,026)

Weighted average units outstanding	42,049	42,049

Net loss per unit - basic and diluted	$(136.93)	$(46.09)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statement of Cash Flows	June 30, 2012	June 30, 2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,757,569)	$(1,938,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,867,707	6,289,241
(Gain) loss on sale or disposal of property and equipment	(489,664)	62,696
Contract settlement fee	1,700,000	—
Changes in working capital components:
Due from broker	(1,701,316)	1,218,903
Trade and other accounts receivable	1,698,337	(1,484,177)
Inventories	(858,539)	(3,708,632)
Prepaid expenses and other	(61,214)	(61,093)
Deposits	178,087	(476,437)
Accounts payable	374,278	108,339
Accounts payable, related party	(29,376)	163,756
Accrued expenses	55,363	(710)
Derivative financial instruments	2,074,838	(841,117)
Net cash provided by (used in) operating activities	3,050,932	(667,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,026,841)	(1,439,045)
Proceeds from sale of property	1,181,000	—
Purchase of investments	(7,518)	(12,877)
Net cash provided by (used in) investing activities	146,641	(1,451,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,227,409)	(71,373)
Member distributions	(1,051,225)	—
Checks in excess of bank balance	46,926	—
Net cash (used in) financing activities	(3,231,708)	(71,373)

Net decrease in cash and cash equivalents	(34,135)	(2,190,552)

CASH AND CASH EQUIVALENTS
Beginning	34,135	2,858,110
Ending	$—	$667,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest net of amount capitalized	$151,519	$505,167

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$166,180

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

Basis of presentation and other information: The balance sheet as of September 30, 2011 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Ethanol	$24,437	$32,846	$89,578	$97,282
Distillers' Grains	7,785	7,906	25,636	22,464
Other	859	1,025	3,245	2,381

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 3.    Inventories

Inventories consist of the following as of:

	June 30, 2012	September 30, 2011

Raw materials, including corn, coal, chemicals and supplies	$3,653,368	$3,956,604
Work in process	1,210,314	1,303,654
Ethanol and distillers grains	2,345,401	1,090,286
Total	$7,209,083	$6,350,544

Note 4.    Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2012	September 30, 2011

Construction term loan. (A)	$1,500,000	$1,500,000

Construction/revolving term loan. (B)	225,000	1,000,000

Note payable to contractor (C)	—	1,250,000

Note payable to Iowa Department of Economic Development. (D)	—	152,500

Note payable to Iowa Department of Transportation. (E)	238,021	287,930

	1,963,021	4,190,430
Less current maturities	(1,525,350)	(1,452,409)
	$437,671	$2,738,021

(A)
The Company has a construction and term loan with a financial institution.  Borrowings under the term loan include a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate will be reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change shall be applicable to all outstanding balances as of that date.  The agreement requires principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013.  The agreement requires the maintenance of certain financial and nonfinancial covenants.   Borrowings under this agreement are collateralized by substantially all of the Company's assets.  As of June 30, 2012, the Company has made principal payments of $37,500,000, since the inception of the loan, which under the terms of the agreement have been applied to scheduled payments in order of their maturity. The Company's next scheduled payment under the agreement is due in December 2012.

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

(D)
The Company also had a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The loan was noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2011.  Borrowings under this agreement were collateralized by substantially all of the Company's assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (B). On October 5, 2011 the final payment of $152,500 was made by the Company.

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

Note 5.    Related-Party Transactions

The Company entered into an agreement on January 24, 2006 with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement may be terminated before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The Company purchased corn totaling $26,049,305 and $90,508,021 for the three months and nine months ended June 30, 2012.  There were corn purchases of $35,466,965 and $91,196,046 for the three months and nine months ended June 30, 2011. As of June 30, 2012, the Company had several cash corn contracts with Key representing 2,357,379 bushels of corn, for a commitment of $15,418,343.  The contracts mature on various dates through August 2012.  The Company also has made some miscellaneous purchases from Key (storage fees, fuel, and propane costs) amounting to $90,427 and $134,623 for the three months and nine months ended June 30, 2012 , respectively.  There were miscellaneous purchases of $34,094 and $68,570 for the three months and nine months ended June 30, 2011. As of June 30, 2012 the amount due to Key is $1,150,155.

On 4/10/2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they hold with Key. The termination of the agreement will be six months from the date of the notice, effective October 10, 2012. The Company will begin to originate corn in house at the time of the termination. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination.

The Company is also purchasing propane from Innovative Ag Services, formerly, Prairie Land Cooperative, a member of the Company.  Total purchases for the three months and nine months ended June 30, 2012 is $1,393 and $19,546, respectively. Total purchases for the three months and nine months ended June 30, 2011 is $580 and $15,003, respectively.  As of June 30, 2012 there is $450 due to Innovative Ag Services.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 6.    Commitments and Major Customer

On September 25, 2009, the Company entered into a agreement with an unrelated entity. The agreement became effective on October 1, 2009. The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the Company. For the three months and nine months ended June 30, 2012 the Company has expensed $148,234 and $500,453, respectively, under this agreement for marketing fees. For the three months and nine months ended June 30, 2011 the Company has expensed $159,529 and $518,300, respectively. Revenues with this customer were $24,437,615 and $89,578,418 for the three and six months ended June 30, 2012 , respectively. For the three months and nine months ended June 30, 2011, revenues with this customer were $32,845,845 and $97,281,863, respectively. Trade accounts receivable of $4,437,273 was due from the customer as of June 30, 2012.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three months and nine months ended June 30, 2012, the Company has expensed marketing fees of $131,250 and $431,134, respectively, under this agreement. The company has expensed marketing fees of $134,117 and $377,814 for the three months and nine months ended June 30, 2011, respectively. Revenues with this customer were $7,785,156 and $25,636,445 for the three months and nine months ended June 30, 2012 , respectively. For the three months and nine months ended June 30, 2011, revenues with this customer were $7,906,409 and $22,464,052, respectively. Trade accounts receivable of $1,376,047 was due from the customer as of June 30, 2012.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2013. The agreement is subject to a minimum purchase requirement. For the calendar year 2012 the estimated purchase commitments totals $5,930,400. For the three months and nine months ended June 30, 2012 the Company has purchased $1,512,147 and $5,258,170, respectively, of coal under this contract. For the three months and nine months ended June 30, 2011 is $1,672,384 and $5,041,505, respectively.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 180,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1875/usg. The term of the contract is from July 1, 2012 through September 30, 2012. The minimum future purchase commitment is $346,950.

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

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(7,308)	$(288,507)	$(7,308)	$(953,648)
Unrealized	36,842	539,847	—	262,500
Total effect on revenue	29,534	251,340	(7,308)	(691,148)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	1,710,975	(1,149,338)	1,955,188	(3,062,963)
Unrealized	(1,849,313)	(1,343,663)	(1,782,463)	(313,250)
Total effect on cost of goods sold	(138,338)	(2,493,001)	172,725	(3,376,213)

Total increase (decrease) to operating income due to derivative activities	$(108,804)	$(2,241,661)	$165,417	$(4,067,361)

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,782,463	$1,782,463	$—	$—

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,375	$292,375	$—	$—

Note 9.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company's operation of the corn oil extraction system is infringing at least one patent. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel. and has asserted various defenses including that it does not infringe and, further, that the patents are invalid.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

Note 10.     Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the nine months ending June 30, 2012.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time. Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain political, financial, market, economic and other circumstances and uncertainties in existence at the time of the preparation of this quarterly report, both generally and with respect to the ethanol industry, and both in the United States and internationally. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 8% to 19% above the nameplate production. For the nine months ended June 30, 2012, Lincolnway Energy was producing 8% above nameplate.

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

Lincolnway Energy expects to fund its operations during the next 12 months using cash flow from continuing operations and the revolving line of credit that is available to Lincolnway Energy.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months and nine months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2012		2011		2012		2011

Revenue	$33,111	100.0%	$42,029	100.0%	$118,453	100.0%	$121,436	100%
Cost of goods sold	37,102	112.1%	44,929	106.9%	120,668	101.9%	120,925	99.6%
Gross profit (loss)	(3,991)	(12.1)%	(2,900)	(6.9)%	(2,215)	(1.9)%	511	0.4%
General and administrative expenses	807	2.4%	642	1.5%	2,208	1.9%	1,965	1.6%
(Gain) loss on sale of property and equipment	6	—%	—	—%	(490)	(0.4)%	—	—%
Contract settlement fee	1,700	5.1%	—	—%	1,700	1.4%	—	—
Operating loss	(6,504)	(19.6)%	(3,542)	(8.4)%	(5,633)	(4.8)%	(1,454)	(1.2)%
Other (expense)	(50)	(0.2)%	(177)	(0.4)%	(125)	(0.1)%	(484)	(0.4)%
Net loss	$(6,554)	(19.8)%	$(3,719)	(8.8)%	$(5,758)	(4.9)%	$(1,938)	(1.6)%

The following table shows other key data for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,
	(Unaudited)
Operating Data:	2012	2011	2012	2011

Ethanol sold (gallons in thousands)	11,859	12,762	40,036	41,464
Average gross price of ethanol sold (dollars per gallon)	$2.06	$2.56	$2.24	$2.35
Dry distillers grains sold (tons)	30,462	32,995	105,404	103,164
Average dry distillers grains sales price per ton	$249.87	$234.73	$238.38	$211.06
Average corn cost per bushel	$6.48	$7.35	$6.36	$6.15

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

Revenues. Revenues decreased by $8.9 million, or 21.2% to $33.1 million for the three months ended June 30, 2012 from $42.0 million for the three months ended June 30, 2011. The decrease in total revenues was primarily the result of a 19.5% decrease in ethanol price and a 7.1% decrease in ethanol sales volume for the three months ended June 30, 2012, when compared to the three months ended June 30, 2011.

Sales from ethanol decreased $8.4 million, or 25.6%, to $24.4 million for the three months ended June 30, 2012 from $32.8 million for the three months ended June 30, 2011. The average price of ethanol sold was $2.06 per gallon for the three months ended June 30, 2012 compared to $2.56 per gallon for the three months ended June 30, 2011. Ethanol sales volume decreased approximately 0.9 million gallons, or 7.1% for the three months ended June 30, 2012, when compared to the three months ended June 30, 2011. The decrease in sales volume is due to a decrease in production for the three months ended June 30, 2012. Lincolnway Energy had an extended maintenance shutdown in order to make repairs on the coal combustor. For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products decreased by $0.3 million, or 3.4%, to $8.6 million for the three months ended June 30, 2012 from $8.9 million for the three months ended June 30, 2011. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold generated a portion of the decrease for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The average price of dried distillers grain sold was $249.87 per ton for the three months ended June 30, 2012, compared to $234.73 for the three months ended June 30, 2011. The increase in dried distillers grains price is attributable to the additional demand for the product. Dried distillers grain sales volume decreased by 2,533 tons, or 7.7% for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Dried distillers grain production decreased for the three months ended June 30, 2012, due to the extended maintenance shutdown from the three months ended June 30, 2011. For the three months ended June 30, 2012 there were reported sales for syrup, corn oil and CO2 of approximately $0.9 million. a decrease of $.2 million from the three months ended June 30, 2011.

Revenues included a combined unrealized and realized net gain of $29,534 related to ethanol derivative contracts for the three months ended June 30, 2012, compared to a $251,340 combined unrealized and realized gain for the three months ended June 30, 2011. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold decreased by $7.8 million, or 17.4% to $37.1 million for the three months ended June 30, 2012 from $44.9 million for the three months ended June 30, 2011. Costs decreased primarily due to the reduction in production and lower corn costs compared to the same quarter in the prior year. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $8.4 million, or 23.9% to $26.8 million for the three months ended June 30, 2012 from $35.2 million for the three months ended June 30, 2011. The average price of corn consumed was $6.48 per bushel for the three months ended June 30, 2012, compared to $7.35 for the three months ended June 30, 2011. The three months ended June 30, 2012 corn costs also included a $.138 million marked to market net loss for derivatives relating to future deliveries, compared to a $2.5 million loss in the same quarter for the prior year. Corn costs represented 72.3% of our cost of goods sold for the three months ended June 30, 2012 compared to 78.4% for the three months ended June 30, 2011.

Repair and maintenance increased by $0.8 million, or 133.3% to $1.4 million for the three months ended June 30, 2012 from $0.6 million for the three months ended June 30, 2011. The increase is a result of an extended maintenance shut down and the costs associated with repairing the coal combustor.

General and administrative expenses increased by $.2 million, or 33.3% to .8 million for the three months ended June 30, 2012 from $0.6 million for the three months ended June 30, 2011. The increase is the result of an increase in legal fees for defending the patent infringement lawsuit and E-15 registration fees that were incurred for the three months ended June 30, 2012 .

The contract settlement fee of $1.7 million is the cost to terminate the Amended and Restated Grain Handling Agreement with Key Cooperative. The termination cost will be payable over a four year period with interest at the prime rate on the date of termination.

Results of Operations for the Nine Months Ended June 30, 2012 as Compared to the Nine Months Ended June 30, 2011

Revenues. Revenues decreased by $2.9 million, or 2.4% to $118.5 million for the nine months ended June 30, 2012 from $121.4 million for the nine months ended June 30, 2011. The decrease in total revenues was the result of a 4.7% decrease in ethanol price for the nine months ended June 30, 2012, when compared to the nine months ended June 30, 2011 and a decrease in ethanol sold.

Sales from ethanol decreased $7.7 million, or 7.9%, to $89.6 million for the nine months ended June 30, 2012 from $97.3 million for the nine months ended June 30, 2011. The average price of ethanol sold was $2.24 per gallon for the nine months ended June 30, 2012 compared to $2.35 per gallon for the nine months ended June 30, 2011. Ethanol sales volume decreased approximately 1.4 million gallons, or 3.4% for the nine months ended June 30, 2012, when compared to the nine months ended June 30, 2011. The decrease in sales volume is due to a decrease in production that was due to an extended maintenance shutdown for the nine months ended June 30, 2012 For more information on ethanol please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Sales from co-products increased by $4.1 million, or 16.5%, to $28.9 million for the nine months ended June 30, 2012 from $24.8 million for the nine months ended June 30, 2011. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the sales price of dried distillers grains generated the large sales increase for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. The average price of dried distillers grains sold was $238.38 per ton for the nine months ended June 30, 2012, compared to $211.06 for the nine months ended June 30, 2011. The increase in dried distillers grains price is attributable to the increase in the price of corn and additional demand for the product. Dried distillers grains sales volume increased by 2,240 tons, or 2.2% for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. Wet distiller's grains sales volume decreased by 5,514 tons, or 51% for the nine months ended June 30, 2012 from the nine months ended June 30, 2011. Dried distillers grains production increased for the nine months ended June 30, 2012, due to an increase in dried distillers grains yields as a result of improved enzymes used in the process and producing less wet distiller's grains compared to the nine months ended June 30, 2011. For the nine months ended June 30, 2012 there were reported sales for syrup, corn oil and CO2 of approximately $3.1 million, an increase of approximately $.7 million from the nine months ended June 30, 2011. The sales increase is from higher prices received for syrup, and CO2 and for improved corn oil yields.

Revenues included a combined unrealized and realized loss of $7,308 related to ethanol derivative contracts for the nine months ended June 30, 2012, compared to a $691,148 combined unrealized and realized loss for the nine months ended June 30, 2011. As ethanol prices fluctuate, the value of ethanol-related derivative instruments are impacted, which effects Lincolnway Energy's financial performance. Lincolnway Energy expects the volatility in these derivative instruments to continue to have an impact on revenues due to the changes in value of derivative instruments relative to ethanol sales. These instruments are the primary tools of Lincolnway Energy's risk management program for ethanol revenues.

Cost of goods sold. Cost of goods sold decreased by $0.3 million, or 0.2% to $120.6 million for the nine months ended June 30, 2012 from $120.9 million for the nine months ended June 30, 2011. The decrease was primarily due to a reduction in production in the 2012 period compared to the 2011 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased $1.9 million, or 2.1% to $89.9 million for the nine months ended June 30, 2012 from $91.8 million for the nine months ended June 30, 2011. Corn costs represented 74.5% of our cost of goods sold for the nine months ended June 30, 2012 compared to 75.9% for the nine months ended June 30, 2011. The decrease in corn costs for the nine months ended June 30, 2012 was mainly driven by a marked to market net gain of $0.2 million for derivatives relating to future deliveries of corn, compared to a $3.4 million loss in the same quarter for the prior year. The average price of corn was $6.36 per bushel for the nine months ended June 30, 2012, compared to $6.15 per bushel for the nine months ended June 30, 2011. Since Lincolnway Energy's derivative contracts are marked to market each quarter, the benefits of this risk management tool can cause corn costs to be volatile from quarter to quarter due to the change in value of the positions relative to the cost and use of the corn commodity being hedged. For more information on the corn markets please refer to the next section, Risks, Trends and Factors that May Affect Future Operating Results.

Repair and maintenance increased by $0.9 million, or 69.2% to $2.2 million for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011. The increase is a result of an extended maintenance shut down and the costs associated with repairing the coal combustor.

Coal costs increased by $.4 million, or 7.8% to $5.5 million for the nine months ended June 30, 2012 from $5.1 million for the nine months ended June 30, 2011. The increase is due to an increase in coal pricing and transportation costs.

Ethanol and dried distillers grains freight costs increased by $.7 million, or 14.0% to $5.7 million for the nine months ended June 30, 2012 from $5.0 million for the nine months ended June 30, 2011. The increase is due to a change in pricing for the ethanol contracts and higher transportation costs for dried distillers grains based off an increase in gross price. The ethanol contracts fluctuate monthly by either having the freight built into the price or broken out. This will cause ethanol revenue and ethanol freight to fluctuate each reporting period. This reporting period the ethanol contracts resulted into higher freight and revenue.

General and administrative expenses increased by $.2 million, or 10% to $2.2 million for the nine months ended June 30, 2012 from $2.0 million for the nine months ended June 30, 2011. The increase is the result of an increase in legal fees for defending the patent infringement lawsuit and E-15 registration fees that were incurred for the nine months ended June 30, 2012 .

The contract settlement fee of $1.7 million is the cost to terminate the Amended and Restated Grain Handling Agreement with Key Cooperative. The termination cost will be payable over a four year period with interest at the prime rate on the date of termination.

Other income and (expense). Interest expense decreased $.360 million, or 73% to $.131 million for the nine months ended June 30, 2012 from $.491 million for the nine months ended June 30, 2011. Lincolnway Energy has paid down debt by $7.5 million since June 30, 2011, which has lowered interest expense.

Risks, Trends and Factors that May Affect Future Operating Results

The tight margin environment has continued for the ethanol industry as well as for Lincolnway Energy. The ethanol industry is reacting to the tough times with a 12% drop in production, from 900,000 barrels per day on June 1, 2012 to 796,000 barrels per day through July 20, 2012 per the U.S. Energy Information Administration (EIA). This is the lowest daily production recording since the EIA began tracking the ethanol information two years ago. The decrease in production has pushed up ethanol prices from approximately $1.95 in early June to a high of $2.70 in mid-July. The boost in ethanol prices are a benefit to the margins but have not seemed to rise enough to keep up with the increase in corn prices. Corn prices continue to rise due to the extreme heat and drought conditions that the Midwest is experiencing this summer. Corn prices have increased approximately $2.50 per bushel within the last two months.

The World Supply and Demand Estimate Report (WSDE) that was published on July 11, 2012, projected lower corn supply for 2012/13 with corn production reduced by 1.8 billion bushels from the prior month. The projected U.S. corn yield has been lowered 20 bushels per acre to 146 bushels reflecting the rapid decline in crop conditions since early June and the latest weather data. Reduced supplies and higher prices are expected to sharply lower 2012/13 corn usage. Exports are projected at 300 million bushels lower as tight supplies, higher prices and strong competition from South American exporters limit U.S. shipments.

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

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2012	2011
Net cash provided by (used in ) operating activities	$3,051	$(667)
Net cash provided by (used in) investing activities	147	(1,452)
Net cash (used in) financing activities	(3,232)	(71)
Net decrease in cash and cash equivalents	(34)	(2,190)

For the nine months ended June 30, 2012, net cash provided by operating activities increased by $3.7 million, when compared to cash provided by operating activities for the nine months ended June 30, 2011 . The increase in cash for operating activities is due to a $3.2 million change in accounts receivable, a $2.9 million change in inventory, and a $1.7 million increase in related party settlement offset by a $3.8 million increase in net loss. The increase in accounts receivable is due to the timing of ethanol shipments and collections between the two periods and the increase in inventories is related to a higher volume of ethanol inventory carried in the 2012 fiscal year.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities increased by $1.6 million for the nine months ended June 30, 2012 compared to cash provided by investing activities for the nine months ended June 30, 2011. The increase is due to proceeds received from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $3.3 million for the nine months ended June 30, 2012 compared to cash used in investing activities for the nine months ended June 30, 2011. The increase is due to an increase in payments on long-term borrowings for the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011 and a member distribution made in the nine months ended June 30, 2012, compared to no distribution made for nine months ended June 30, 2011.

Lincolnway Energy's next term loan payment is due December 2012.

As of August 2012, Lincolnway Energy is in compliance with all bank covenants related to bank financing.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	their ability to generate cash flows from operations;

•	the level of their outstanding indebtedness and the interest they are obligated to pay;

•	their capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	their margin maintenance requirements on all commodity trading accounts.

Based on the financial projections prepared by management, Lincolnway Energy anticipates that they will have sufficient cash from the current credit facility and cash from operations to continue to operate the ethanol plant for the next 12 months. Operating margins have continued to decline since Lincolnway Energy's last fiscal quarter and are expected to remain tight through the end of the 2012 fiscal year. Lincolnway Energy anticipates that a short corn supply may cause high corn prices and an oversupply of ethanol could negatively impact ethanol prices and put some pressure on liquidity. Working capital exceeded $8 million as of June 30, 2012 and is projected to be at $8 million or higher for the next several months.

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

Derivative Instruments
Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol contracts. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2012 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn derivatives and through revenue for ethanol derivatives.

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

Lincolnway Energy's average gross corn cost during the three and nine months ended months ended June 30, 2012 was, respectively, approximately $6.48 and $6.36 per bushel, compared to $7.35 and $6.15 per bushel for the three and nine months ended months ended June 30, 2011.

During the quarter ended ended June 30, 2012, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.57 per bushel for July 2012 delivery to a high of $6.725 per bushel for July 2012 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended June 30, 2011 ranged from a low of $6.165 per bushel for July 2011 delivery to a high of $7.99 per bushel for July 2011 delivery.

The average price Lincolnway Energy received for its ethanol during the three and nine months ended months ended June 30, 2012 was, respectively, approximately $2.06 and $2.24 per gallon, as compared to $2.56 and $2.35 per gallon, respectively, during the three and nine months ended months ended June 30, 2011.

During the quarter ended June 30, 2012, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.975 per gallon for July 2012 delivery to a high of $2.285 per gallon for July 2012 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2011 ranged from a low of $2.46 per gallon for July 2011 delivery to a high of $2.788 for July 2011 delivery.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the nine months ended June 30, 2012 was $172,725, as opposed to the net loss of $3,376,213 for the nine months ended June 30, 2011.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as the purchase and physical delivery contracts from suppliers. At this reporting time, Lincolnway Energy has corn coverage through the beginning of September 2012. Lincolnway Energy continues to stay at a near neutral corn position due to low margins and lack of ability to lock in profitable ethanol sales margins Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases .Those activities are, however, also subject to various material risks, including price movements in the cash corn and corn futures markets which are highly volatile and can be influenced by factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the nine months ended June 30, 2012 and 2011 represented approximately 5% and 4%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of June 30, 2012	Interest Rate

Co Bank - term loan	$1,500,000	3.55%

Co Bank - revolving term loan	$225,000	3.55%

Iowa Department of Transportation	$238,021	2.11%

The Co Bank loans have a variable interest rate loan based on the one-month LIBOR index rate, plus 3.3%. The interest rate for the Iowa Department of Transportation is fixed at the interest rate specified above.

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

A Complaint for Patent Infringement was filed against Lincolnway Energy and certain other parties on May 3, 2010 by GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation. The Complaint was filed in the United States District Court for the Northern District of Iowa, Western Division, as Case No. 5:10-cv-04036. The Complaint alleges, in general, that the corn oil extraction equipment and related processes used by Lincolnway Energy and the other parties infringes upon one or more of the claims of United States Patents - No. 7,601,858, No. 8,008,516 and No. 8,008,517, which patents are claimed to be owned by GS CleanTech Corporation. The Complaint seeks injunctive relief, an award of damages with interest, and any other remedies available under certain patent statutes or otherwise under law. The Complaint claims damages of at least a reasonable royalty rate and lost profits. The Complaint also alleges that the alleged infringing conduct by Lincolnway Energy is willful, resulting in the right to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. Lincolnway Energy has asserted various defenses including that it does not infringe any of the patents and, further, that the patents are invalid. The case was transferred on August 6, 2010 to the United States District Court for the Southern District of Indiana pursuant to Multi-District Litigation proceedings, as Case No. 1:10-ml-02181. The initial claims construction hearing has been held, and the United States District Court has construed the disputed terms. A Motion for Summary Judgment seeking dismissal of all claims under the three patents has been filed by Lincolnway Energy. Additionally, discovery activities, motions and other procedural actions are also being conducted by the parties. Lincolnway Energy is unable to determine as of the date of this quarterly report if the Complaint will have a material adverse effect on Lincolnway Energy. The proceedings have significantly increased Lincolnway Energy's legal costs.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2011 and filed with the Securities and Exchange Commission on December 22, 2011.

Based on the projected increases in corn acreage for the 2012 crop year and the related projected increases in corn production based on historical yields, Lincolnway Energy anticipated the possibility of lower corn prices. As of the time of the preparation of this quarterly report, however, there was a continuing widespread drought in the United States that has increased both the cash and futures market price for corn. Some of the corn crop has already reached the point of total or near total loss, and the yield for much of the corn crop, even if significant rains were to quickly occur, has been materially adversely affected. Corn prices will therefore very likely remain higher, which will continue to adversely affect Lincolnway Energy.

It is also possible that there could be shortages of corn if the current drought conditions continue or other adverse weather or production or harvest issues arise. Any corn shortages would further increase corn costs and would materially and adversely affect Lincolnway Energy and the ethanol industry in general.

The increased corn costs and any corn shortages will also increase food and other costs, which will likely be used by opponents of the ethanol industry to support the "food versus fuel" and similar arguments and debates.

The increased corn costs, along with weaker ethanol prices, have already caused various ethanol plants to suspend production, and it is likely that other plants will also suspend production if the current corn crop and market conditions continue. It is also possible that some ethanol plants may fail if the current corn crop and market conditions worsen or continue, which could lead to further consolidations within the ethanol industry.

The various federal ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, expired on December 31, 2011. As of the date of this quarterly report, those incentives had not been extended or reinstated, and it is likely that those incentives will not be extended or reinstated. The loss of those tax incentives has had adverse effects on the ethanol industry, and could have materially adverse effects on the ethanol industry over the long term.

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are some proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. Also, if ethanol production does not increase, or declines due to the current adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which then might also provide support for those who want to reduce or eliminate those standards.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit and related budget and tax issues in the United States and abroad. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and possibly higher tax rates, are likely to occur. Some of the tax and other incentives that benefit the ethanol industry have already been eliminated or reduced. Nearly all of the states and local communities are facing similar economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are also being faced by Europe and many other regions and countries, all of which adversely affects the United States.

There is still a substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations, and there have been changes in the government in some countries, with additional and further changes appearing to be very likely. It is not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2012 through June 30, 2012.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of April 1, 2012 through June 30, 2012.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2012 through June 30, 2012 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2012 through June 30, 2012 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

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

LINCOLNWAY ENERGY, LLC

August 14, 2012	By:	/s/ Richard Brehm
Name: Richard Brehm
Title: President and Chief
Executive Officer

August 14, 2012	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2012

Description of Exhibit.			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3

	32.2	Section 1350 Certification of Chief Financial Officer	E-4

101	Interactive Data Files ( furnished electronically herewith pursuant to Rule 405 of Regulation S-T)