Form 10-K
period 2012-09-30
Lincolnway Energy, LLC
filed 2012-12-21
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $49,806,736 as of March 31, 2012. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,258 book value per-unit as of March 31, 2012.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2012 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2012 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2012

Amendment to Distiller's Grains Marketing Agreement Between Lincolnway Energy and Hawkeye Gold, LLC	E-1
Master Loan Agreement and Amendment Among Farm Credit Services of America, FLC; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC	E-3
Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC	E-16
Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC	E-25
Certification of Chairman	E-35
Certification of Chief Financial Officer	E-36
Section 1350 Chairman	E-37
Section 1350 Certification of Chief Financial Officer	E-38

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions.  Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance.  Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time.  Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the difficult and uncertain political, financial, market, economic and other circumstances and uncertainties in existence at the time of the preparation of this annual report, both generally and with respect to the ethanol industry, and both in the United States and internationally.  Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this annual report, and in particular in Items 1, 1A, 7 and 7A of this annual report.

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

i

PART I

Item 1.    Business.

General Overview

Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller's grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller's grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 19% above the nameplate production capacity. Lincolnway Energy produced approximately11% over nameplate for the fiscal year ended September 30, 2012.

Lincolnway Energy extracts corn oil from the syrup which is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 4,700 tons of corn oil per year at the plant.

EPCO Carbon Dioxide Products, Inc. has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  EPCO also markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will produce approximately 88,000 tons of carbon dioxide per year.

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide on an economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE intends to build a cellulosic or advanced biofuels plant on the real estate.

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

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2012 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

Principal Products and Their Markets

Lincolnway Energy's principal products are fuel grade ethanol and distiller's grains.

Ethanol

Lincolnway Energy produces fuel grade ethanol from corn.  The ethanol can be used as a blend component/fuel additive in gasoline.  Ethanol increases the octane rating of gasoline and reduces vehicle emissions, primarily carbon monoxide.  Although one of the most important federal support programs for ethanol expired on December 31, 2011, the use of ethanol is still supported by some governmental incentives and programs.  The loss of one or more of those remaining incentives or programs could be highly detrimental to the ethanol industry.

All of Lincolnway Energy's ethanol production is sold to Green Plains Trade Group LLC.  Under the agreement, Green Plains Trade Group LLC has the exclusive right to market all of the ethanol which is produced by Lincolnway Energy, except that Lincolnway Energy may market some of its ethanol in certain limited circumstances, such as ethanol which is the subject of any purchase order which was submitted by Green Plains Trade Group LLC but was rejected by Lincolnway Energy.  Lincolnway Energy may reject any purchase orders submitted by Green Plains Trade Group LLC, in Lincolnway Energy's sole discretion.  The purchase price payable to Lincolnway Energy under the agreement is Green Plains Trade Group LLC's contract selling price for the ethanol in question, less various costs and a fee to Green Plains Trade Group LLC, but the agreement includes a minimum purchase price.  Lincolnway Energy is dependent upon its agreement with Green Plains Trade Group LLC for the marketing and sale of Lincolnway Energy's ethanol, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Green Plains Trade Group LLC or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

On November 29, 2012, Lincolnway Energy and GPTG mutually agreed to terminate the ethanol marketing agreement effective December 31, 2012. The termination was requested by Lincolnway Energy because managers of Lincolnway Energy determined that it was in the best interests of Lincolnway Energy to retain a different ethanol marketer. Lincolnway Energy will actively pursue a contract with another marketer to replace GPTG.

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

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2012, however, by approximately 11%, with 55,712,726 gallons of ethanol produced during that period, and with an average daily production of 166,680 gallons. This is a 2.4% decrease from the prior fiscal year.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2013.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2010, September 30, 2011 and September 30, 2012 accounted for approximately 83%, 80% and 75% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2013 will account for approximately 72% of Lincolnway Energy's total revenues for that fiscal year.

Distiller's Grains

Lincolnway Energy's other primary product is distiller's grains, which is a byproduct of the ethanol production process.  Distiller's grains are the solids that are left after the processing and fermentation of corn into ethanol.  Distiller's grains are a high protein feed supplement that are marketed primarily in the swine, dairy and beef industries.  Distiller's grains can also be used in poultry and other livestock feed.

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

Lincolnway Energy's output of distiller's grains is sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement. Prior to August 1, 2012, Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains equal to the greater of a set percentage of the FOB plant price or a fixed dollar amount per ton for the dried distiller's grains or wet distiller's grains in question. The agreement was amended on August 1, 2012 to change the fees payable to Hawkeye Gold, LLC. Since that amendment, the fee for dried distiller's grains is a set percentage of the FOB plant price, but with both a specified maximum and minimum per short ton price. The fee for wet distiller's grains is also a set percentage of the FOB plant price, but with a specified maximum per short ton price.  The Distiller's Grains Marketing Agreement can be terminated by Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice.  Lincolnway Energy is dependent upon its agreement with Hawkeye Gold, LLC for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Hawkeye Gold or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy produced 147,425 tons of distiller's grains during the fiscal year ended September 30, 2012, or approximately 12,797 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 4% wet distiller's grains and 96% dried distiller's grains. Dried distillers production increased approximately 3% from the prior fiscal year.

Lincolnway Energy anticipates processing approximately 156,000 tons of distiller's grains during the fiscal year ending September 30, 2013.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2010, September 30, 2011 and September 30, 2012 accounted for approximately 17%, 18% and 23% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2013 will account for approximately 26% of Lincolnway Energy's total revenues for that fiscal year.

Other Byproducts

There are other byproducts from the production of ethanol at a dry mill plant, primarily corn oil and carbon dioxide.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from the syrup that is generated in the production of ethanol. Lincolnway Energy has an agreement with FEC Solutions, L.L.C. under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C. Lincolnway Energy pays FEC Solutions, L.L.C. a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil. The agreement renews for successive 36 month terms (on October 13 of the applicable year) unless Lincolnway Energy or FEC Solutions, L.L.C. elect to terminate the agreement at the end of the then current 36 month term. The current 36 month term expires on October 13, 2014.

Lincolnway Energy's primary means of shipping and distributing corn oil will be by truck.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell the corn oil in the biodiesel, livestock feed and industrial industries, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce and sell approximately 4,700 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy. Lincolnway Energy’s corn oil sales were approximately $1,500,000, $3,400,000 and $3,800,000 respectively, for the fiscal years ended September 30, 2010 and September 30, 2011, and September 30, 2012 which represented less than 2% , of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's oil sales increased approximately 127% during the fiscal year ended September 30, 2011 when compared to the prior fiscal year. The increase was primarily due to an additive that was added to the process to improve the oil yield.

Carbon Dioxide

Lincolnway Energy has a Carbon Dioxide Purchase and Sale Agreement and a related Non-Exclusive CO2 Facility Site Lease Agreement with EPCO Carbon Dioxide Products, Inc.  Under those agreements, EPCO constructed a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.  The EPCO plant became fully operational in August of 2010.

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

Lincolnway Energy estimates it will sell approximately 87,000 tons of carbon dioxide per year to EPCO. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to EPCO will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

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

Lincolnway Energy had an agreement with Heart of Iowa Cooperative, dba Key Cooperative, until October 10,2012, pursuant to which Lincolnway Energy could obtain up to 50% of its corn needs from Key Cooperative's facility located adjacent to Lincolnway Energy's ethanol plant, with the remaining 50% to be obtained from other Key Cooperative facilities or other licensed grain dealers. The 50% limitation for Key Cooperative's Nevada, Iowa location was imposed by the Iowa Department of Natural Resources, as part of the air permitting process.  Key Cooperative is a licensed grain dealer and has locations throughout central Iowa.  Key Cooperative is also a member of Lincolnway Energy.

Lincolnway Energy terminated the agreement with Key Cooperative effective as of October 10, 2012. Lincolnway Energy is required under the terms of the agreement to pay Key Cooperative a termination fee of $1,700,000. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination. The first payment will be made in the month of January 2013.

Lincolnway Energy anticipated originating its corn needs in house, and that it will procure its corn needs going forward from various sources, including possibly Key Cooperative. Lincolnway Energy may also determine at some point to enter into another grain procurement contract.

Lincolnway Energy purchased 19,396,505 bushels of corn for $128,490,494 from Key Cooperative during the fiscal year ended September 30, 2012, and, respectively, 20,029,808 and 19,884,281 bushels of corn for $127,764,206 and $71,804,446 during the fiscal years ended September 30, 2011 and September 30, 2010.

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

Lincolnway Energy purchased approximately 99,000 tons of coal for $7.2 million during the fiscal year ended September 30, 2012, and, respectively, 102,000 and 99,000 tons of coal for $7.0 million and $6.0 million during the fiscal years ended September 30, 2011 and September 30, 2010.

Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer.  The agreement allows Lincolnway Energy to purchase up to 220,000 tons of coal per year at a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement.  The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors.  For example, the transportation price is subject to quarterly adjustment, upward or downward (but never below the initial transportation price stated in the agreement), by 100% of the quarterly percentage change in the All Inclusive Index—Less Fuel, and to a monthly adjustment, upward but not downward, through the addition of a fuel surcharge determined by the amount by which the average Retail On-Highway Diesel Fuel Price of the U.S. exceeds a specified amount per gallon.  The transportation price will also be increased on the scheduled adjustment dates set out in the agreement.  The coal price adjustments are based upon, in general, any increased costs as a result of any changes in laws, changes in inflation as determined by designated indices, and the quality of the coal.  Lincolnway Energy is required to pay a penalty of $16.00 per ton multiplied by the difference of the minimum requirement and actual quantity purchased, if Lincolnway Energy fails to purchase a minimum of 80,000 tons of coal in any calendar year.  The $16.00 per ton penalty amount is subject to adjustment as provided in the agreement.  Lincolnway Energy's agreement with Williams Bulk Transfer will expire by its terms on January 1, 2013. Lincolnway Energy was negotiating a new agreement with Williams Bulk Transfer as of the time of the preparation of this annual report and anticipates entering into a new agreement before the close of 2012. Lincolnway energy anticipates the new agreement will be on terms similar to the existing agreement, but with some changes in the pricing provisions and minimum usage requirements.

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

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller's grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy and tracks owned by the Union Pacific.  Lincolnway Energy has agreements with the Union Pacific regarding the use of its railroad tracks.

Lincolnway Energy constructed additional rail spur during 2011. The additional rail spur project cost approximately $3.4 million and was completed in December 2011.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.  Lincolnway Energy is continuing to consider switching the fuel source for its plant from coal to biomass or natural gas.  Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol or distillers' grains production.

Research and Development Activities

Lincolnway Energy is not currently engaged in any significant research or development activities.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants in the United States slowed significantly during the last three to four years due to overall generally unfavorable credit and market conditions. As of January 2012, there were approximately 209 ethanol plants located in 29 different states in the U.S. with an ethanol production capacity of approximately 14.9 billion gallons per year. The annualized production of ethanol in the United States during 2011 was approximately 13.9 billion gallons. According to the Iowa Renewable Fuels Association, as of November 2012, Iowa had 41 ethanol plants in production, with a production capacity of approximately 3.7 billion gallons per year and utilizing over 1 billion bushels of corn. Iowa is one of the top five ethanol producing states in the United States. The United States is currently the world's top producer, consumer and exporter of fuel ethanol. World production was approximately 28.9 billion gallons in 2011, as compared to approximately 23 billion gallons in 2010, approximately 19.5 billion gallons in 2009 and approximately 17.3 billion gallons in 2008, and representing over a 400% growth since 2000. Over 40 countries are now producing ethanol, including Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various other countries in the European Union and Central America. Many of those countries have also enacted renewable fuel use requirements. Unless otherwise noted, the statistics cited in this paragraph were according to the Renewable Fuels Association.

The general economic and ethanol industry circumstances have, however, been difficult and adverse over much of the past two to four years, with various ethanol plants having been closed or having reduced production. Many plants did, however, return to some level of profitability in the second half of 2009 and into the start of 2010 and again in the last half of 2011. The industry has, however, continued to be somewhat volatile.

The drought during 2012 also affected corn supplies and corn prices, and caused some plants to temporarily cease production.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is likely that there will be some growth in the ethanol industry, both domestically and internationally, over the longer term; although most of that growth may be in cellulosic and advanced biofuels.

Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, and also the major oil companies and other large companies.

The competition in the ethanol industry has increased during the past four years, with sustained periods of declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices, including during the 2012 drought.

The ethanol industry will also continue to face increasing competition from international suppliers of ethanol. International suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. The $.54 per gallon tariff on most foreign produced ethanol expired on December 31, 2011. Foreign suppliers of ethanol may significantly increase their imports to the United States.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2013, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

An ethanol plant utilizing corn to produce ethanol may also experience competition in the form of other plants which produce ethanol from other products. For example, ethanol can be produced from corn stover, corn fiber, wheat straw, barley straw, switchgrass, miscanthus, trees, grasses, woodwastes, vegetative wastes and other wastes. Lincolnway Energy's ethanol plant is designed to produce ethanol only from corn.

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022. Research is therefore continuing regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds. Some of those plants could be characterized as "test" or "pilot" plants, but others are at larger productions levels. Although those plants have faced some financial and technological issues, Lincolnway Energy anticipates that cellulosic technologies and plants will be developed in the near future which will make the production of ethanol from these types of sources economical. As discussed elsewhere in this annual report, DuPont Danisco Cellulosic Ethanol, LLC has purchased approximately 59 acres of real estate from Lincolnway Energy for the purpose of constructing a cellulosic or advanced biofuels plant on the real estate. Lincolnway Energy's plant is not designed to produce ethanol from cellulosic stocks, and Lincolnway Energy does not contemplate converting its plant to produce ethanol from cellulosic stocks.

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

Lincolnway Energy obtained a new air quality permit on July 8, 2011 from the Iowa Department of Natural Resources under the 250 ton rules.  The new permit has more testing mandates, and Lincolnway Energy will be subject to higher ongoing compliance and operating costs to show compliance under the new air quality permit. The permit was obtained as part of the process of settling allegations of the Iowa Environmental Protection Commission regarding emissions limit exceedences and to otherwise comply with air emissions requirements.

The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at "Lincolnway Energy's Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy's Business".

The ethanol industry has also been substantially supported by and dependent upon various federal and state programs, including various subsidies, tax exemptions and other forms of financial incentives. Some of those programs and the principal risks associated with the governmental support of the ethanol industry are discussed in Item 1A of this annual report, under "Loss of Current Governmental Support and Incentives for Ethanol Could Reduce the Use of Ethanol and Materially and Adversely Affect Lincolnway Energy's Results of Operations and Financial Position".

Employees

As of December 15, 2012, Lincolnway Energy had 43 employees, with 3 open positions.

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

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Continue To Be Subject To Generally Difficult Market, Credit And Other Circumstances The United States and virtually all international economies are still widely viewed as facing difficult and uncertain economic circumstances that may continue well into 2013, and perhaps longer. The United States and nearly all international economic circumstances include a shortage of available loans and credit to many industries, significant unemployment, flat or falling profits or losses in many industries, volatile stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending and "bailout" programs by governments, and uncertain business and consumer confidence.

The ethanol industry has been similarly affected. For example, lenders and the credit markets have been generally unfavorable to the ethanol industry during the last two to four years, and the lack of available credit is one factor that has played a part in the proposed construction or expansion of some ethanol plants being canceled or indefinitely delayed. The ethanol industry also experienced decreasing profits over portions of that time period, and many ethanol plants experienced losses over most or some of that time period. The ethanol industry has also struggled with volatile corn prices, and record high corn prices, during parts of the last three years, triggered in 2012 by the drought that affected much of the United States. The record high corn prices, coupled with declining ethanol prices, negatively impacted profits.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and higher tax rates, are likely to occur. Nearly all of the states are facing similar political, economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Similar issues are also being faced by many other countries.

There is also uncertainty in the economy arising from continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Pakistan, Afghanistan, and the Middle East, including Israel, Syria, Iraq and Iran.

There has been substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations over the last two years, and there have been changes in the government in some countries, with additional and further changes appearing to be very likely. It is still not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

Lincolnway Energy is therefore still operating in an uncertain and volatile economic and industry environment.

Lincolnway Energy Is Heavily Dependent On A Management Team And Certain Suppliers And Service Providers, But Could Lose Any Of Their Services At Any Time.  Lincolnway Energy is heavily dependent upon its core management team of its president and chief executive officer, chief financial officer, plant manager, director of grains and controller, as well as on the companies which provide coal and corn to Lincolnway Energy and the companies which market Lincolnway Energy's ethanol and distiller's grains.  If any of those management team members or companies terminate their services or for any reason cease to provide services to Lincolnway Energy, Lincolnway Energy's business and operations could be adversely affected in a sudden and material way.  The services could be lost for reasons outside of anyone's control, such as death or disability.  The marketing companies may also be heavily dependent upon one or more key employees or other relationships, and the loss of any of those employees or relationships by a company could adversely affect the company's ability to continue to provide timely and quality services to Lincolnway Energy.

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

Many view the Obama administration's stance and policies as unfavorable to coal use, and Lincolnway Energy believes there will be increased regulatory requirements for coal in the future.

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

Lincolnway Energy May Not Be Successful In Converting To Another Fuel Source For Its Plant, And Even If It Is Successful, There Will Be Other Risks Associated With Other Fuel Sources.  Lincolnway Energy is considering the possibility of changing the energy source for its plant from coal to another source or sources, such as natural gas, wood waste, agricultural residues  and/or construction and demolition waste.  There is not, however, any assurance that Lincolnway Energy will be successful in converting its plant from coal to another energy source because the conversion involves various material considerations and issues, including regulatory, technological and financial considerations and issues.  You therefore should not assume that Lincolnway Energy will be able to convert its plant to another energy source, or on economical terms.

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

Lincolnway Energy Is Leveraged And Has Debt And Debt Service Requirements.  Lincolnway Energy will have loans outstanding from time to time under its revolving term and seasonal line of credit.  Lincolnway Energy does not, however, believe that it was substantially leveraged at the time of the preparation of this annual report.

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

Lincolnway Energy's Financing Costs Will Rise If Interest Rates Increase.  Lincolnway Energy could be affected by any increase in interest rates or other lending costs because Lincolnway Energy will likely generally have some outstanding loans or debt, which at times might be substantial.  Although difficult to predict and outside of Lincolnway Energy's control, it is possible that there may be increases in interest rates, at least over the longer term.

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 83%, 80% and 75% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2010, 2011 and 2012, respectively.

Ethanol prices can vary significantly over both short and long term periods, and it is difficult to accurately predict changes in ethanol prices or in ethanol trends. As examples, the Chicago Mercantile Exchange price of ethanol was $1.975 for July 2012 delivery, but was at $2.79 for December 2011 delivery.

The price of gasoline also varies significantly over both short and long term periods. The price for ethanol has generally had some correlation to the price of gasoline, so low gasoline prices or reductions in gasoline prices will also generally reduce ethanol prices and profitability.

The higher prices for gasoline over the past three years have caused businesses and consumers to actively seek ways to lower or reduce their gasoline consumption. For example, there is increased attention to requiring the auto industry to produce cars with higher fuel efficiency. Higher gasoline prices also increase the focus and attention on the research and development of alternative energy options, such as fuel cells. The existence of higher gasoline prices can therefore also adversely affect gasoline and ethanol prices and the profitability of ethanol plants.

On the other hand, if ethanol becomes more expensive than gasoline, blenders have little incentive to buy more ethanol beyond that required to meet the federal renewable fuel standards. The incentive for blenders became even less in that circumstance on December 31, 2011 when the federal 45 cent per gallon tax credit expired.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or gasoline will adversely affect Lincolnway Energy's business.

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Some ethanol plants delayed opening or curtailed production due to the unfavorable market conditions which were in existence over the two to four year period preceding the date of this annual report. For example, the drought and corresponding substantial increase in corn prices during 2012, coupled with lower ethanol prices, let various ethanol plants to temporarily idle during parts of 2012.

Even if ethanol prices are generally favorable, Lincolnway Energy still may not be able to sell all of its ethanol, or at favorable prices.

Increases In Supplies Of Ethanol or Other Biofuels May Adversely Affect Ethanol And Ethanol Byproduct Prices.  Lincolnway Energy anticipates that there will continue to be increases in ethanol and other biofuels production over the long term, both in the United States and internationally.  For example, there will need to be increased ethanol and other biofuels production in order to meet the renewable fuels standards that were part of the Energy Independence and Security Act of 2007.

The existing renewable fuels standard requirements may at least provide some indirect price support as ethanol production increases to meet those standards, but it is possible that increasing ethanol or other biofuels production may at times lead or contribute to lower ethanol prices.  For example, at least currently, the demand for ethanol is primarily driven by the renewable fuels standard requirements, as opposed to general consumer demand, so if ethanol or other biofuels production exceeds the amounts required to meet the renewable fuels standard, there could be excess ethanol available, which would lower ethanol prices.

Also, a large portion of the increased biofuels production that will need to occur to meet the renewable fuels standard must come from cellulosic and other advanced biofuels and not ethanol produced from corn. Any increased demand or pricing arising from the implementation of the renewal fuels standards therefore might not apply to or benefit ethanol produced from corn.

Excess ethanol or other biofuels production capacity could also result from decreases in demand for ethanol, which could result from a number of factors, such as regulatory developments at the federal or state level, reduced gasoline consumption in the United States or advancements in alternatives to gasoline or in other gasoline additives.

Any increase in ethanol production will also lead to increases in distillers' grains and corn oil production, and increased supplies of those products could also lead to lower prices for those products.

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the U.S. Environmental Protection Agency approved the use of E15 in January 2011, the approval was limited to vehicles manufactured in 2001 or newer and all flew fuel vehicles. There was also resistance to even increasing the percentage from 10% to 15%, and there will be resistance to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. There will likely need to be government subsidies and support, however, in order to cause service stations to install those types of pumps on a large scale, and there is currently no material support in Congress for any material type of those support programs. There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 77% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. For example, corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel). As another example, based on the projected increases in acreage for the 2012 crop year and the related projected increases in corn production based on historical yields, Lincolnway Energy had anticipated the possibility of lower corn prices. Instead, the widespread drought in the U.S. during 2012 greatly increased corn prices, with cash corn price bid reaching $7.70 in November 2012. The cash corn price in Lincolnway Energy's local market area was approximately $7.58 per bushel as of November 30, 2012, as opposed to approximately $5.81 per bushel as of November 30, 2011 and $5.32 per bushel as of November 30, 2010. The corn price on the Chicago Mercantile Exchange daily futures ranged from a low of $5.50 per bushel to a high of $8.49 per bushel during Lincolnway Energy's fiscal year ended September 30, 2012, and from a low of $5.35 per bushel to a high of $7.60 per bushel during Lincolnway Energy's fiscal year ended September 30, 2011, and from a low of $3.25 per bushel to a high of $5.29 per bushel during Lincolnway Energy's fiscal year ended September 30, 2010.

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

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future. It is possible for the circumstance to arise where corn costs increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations, as some other ethanol plants did during 2008 and parts of 2009 and in 2012. Any suspension of operations could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

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

Lincolnway Energy may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol and to purchase corn by engaging in hedging and other futures related activities, but those activities also involve substantial risks and may be ineffective to mitigate price fluctuations and may in fact lead to substantial losses.

Transportation issues and costs can also be a factor in the price for ethanol because ethanol is currently shipped by truck or by rail, and not by pipeline, and because ethanol generally needs to be shipped relatively long distances to a terminal where the ethanol can be blended with gasoline.

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, coal and other inputs will adversely affect Lincolnway Energy's business, results of operation and financial position. For example, as noted above, Lincolnway Energy anticipated lower corn prices following the 2012 crop season, but the drought instead resulted in significantly higher corn prices. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses, which could be material at times, and which will adversely affect Lincolnway Energy's financial condition.

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

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy will likely attempt to minimize the effects of the volatility of corn, ethanol, distiller's grains and other prices by entering into forward pricing contracts and taking positions in the futures markets. The primary intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy corn and the price at which Lincolnway Energy can sell its ethanol or distiller's grains, but not all of the positions may be able to be properly categorized as being for hedging purposes.

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

Losses from trades in the futures markets, coupled with the volatility in the corn and ethanol markets are factors that have caused some ethanol companies to incur significant losses and, in some cases, to temporarily idle operations or to seek bankruptcy protection.

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

Lincolnway Energy also anticipates that there will be changes in the approval requirements and other laws and regulations over time, and that those changes will increase the regulatory oversight and costs and expenses of Lincolnway Energy. For example, the regulation of the environment, including the use of water, wastewater, storm water and air emissions, is a constantly changing area of the law, and it is likely that more stringent federal or state environmental laws, rules or regulations, or interpretation or enforcement of existing laws, rules or regulations, could be adopted which would require Lincolnway Energy to make substantial capital expenditures and/or increase Lincolnway Energy's operating costs and expenses. New laws, rules and regulations may be advanced based upon claims related to global warming and climate change. It is also possible that federal or state environmental laws, rules or regulations could be adopted which have an adverse effect on the use of ethanol, such as changes in the regulations regarding the required oxygen content of automobile fumes. The new laws, rules or regulations could also arise or become necessary because of currently unknown conditions or problems arising from the production or use of ethanol, similar to what occurred with methyl tertiary-butyl ether (MTBE) because of the adverse environmental and health issues now known to be caused by MTBE.

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

The Renewable Fuels Association, together with other parties, filed a lawsuit challenging California's low carbon fuel standard on the grounds that it violates both the supremacy clause and the commerce clause of the U.S. Constitution. A federal court ruled in late 2011 that the standard did violate the commerce clause, but that ruling has been appealed so the litigation is not over. California represents a significant ethanol market, and if corn based ethanol cannot be utilized in California, it could significantly reduce demand for corn-based ethanol such as that produced by Lincolnway Energy. Various other states are also looking at implementing low carbon fuel standard requirements for their states, so the outcome of the California lawsuit could have significant effects on the ethanol industry.

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

There Is Continuing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry based upon claims that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The widespread drought that occurred during 2012 affected corn supplies and prices, and will be pointed to by those arguing the "food versus fuel" position. The claims also include environmental type allegations, including that increased corn acreage and ethanol production could strain water supplies and worsen pollution in rivers and streams.  The criticisms also include that ethanol production is leading to land use changes, including the clearing of rain forests and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which in turn releases carbon into the atmosphere that has been stored in the soil and otherwise has negative environmental impacts.  The continuing and growing criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association and through the United Nations.

The negative press and public sentiment is also developing towards the "next generation" biofuels that are a significant component of achieving the use mandates in the renewable fuels standards. Those biofuels are those made from nonfeed stocks/cellulose, such as corn stalks, wheat straw, grasses and trees. Some organizations, including the National Resource Council, have issued reports critical of those biofuels, including that those biofuels are not economical without heavy government subsidies and will not have any positive overall environmental effect, and may have negative environmental results.

The criticism of the ethanol and biofuels industry could lead to further reductions in governmental supports for the industry and reduced public support and use of ethanol and other biofuels. The current criticisms regarding ethanol are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol and the development of other biofuels. Lincolnway Energy's plant can only produce ethanol from corn.

Loss Of Governmental Support And Incentives For Ethanol Could Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy's Results Of Operations And Financial Position.  There have been various federal and state laws and regulations and programs which have lead to the increasing use of ethanol, including various subsidies, tax exemptions and other forms of financial incentives. Some of the laws provide economic incentives to produce or use ethanol and other biofuels and some of the laws mandate the use of ethanol and other biofuels.

No guarantee can be given that any of those laws, regulations or programs will be continued, and the revocation or amendment of any one or more of those laws, regulations or programs could adversely affect the future use and price of ethanol in a material way. Governmental support of the ethanol industry may decrease due to the ongoing governmental budget and deficit issues. The current governmental support of the ethanol industry may also decrease as the ethanol industry matures and advances, or in the event of any adverse environmental or other occurrences in the ethanol industry. Some of the significant federal support programs have already expired or have been discontinued.

For example, various ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, expired on December 31, 2011. It appears that this credit and tariff will not be extended or renewed. Although the loss of those tax incentives was expected, the loss still had materially adverse effects on the ethanol industry.

Some other areas where the ethanol industry had hoped for additional legislative or regulatory support were for credits or other forms of support for the installation and use of blender pumps or flex fuel vehicles capable of using ethanol blends in excess of 15% and up to 85% and approvals of the use of ethanol blends in excess of 15%. No advancements were made in those areas during 2011 or 2012, however, and those areas are material issues for increasing the use of ethanol.

As noted above, the ethanol and biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol and other biofuels production. Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Another continuing regulatory or governmental support issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of higher ethanol blends in conventional automobiles, sometimes referred to as the "blend wall." The prior permitted blend amount was E10. Advocates lobbied the EPA and Congress for years to increase the permitted percentage for all vehicles from anywhere to 12% to 20%, but the EPA elected in January 2011 to only permit E15 and only for use in automobiles with a model year of 2001 or newer and for flex fuel vehicles. The EPA's action was not viewed as significant to the ethanol industry because of the limitation on vehicles and because many retailers do not have the proper dispensing equipment needed in order to offer E15. There was substantial resistance to increasing the permitted ethanol blend percentage from 10% to 15%, and there will be resistance to any further increases over 15%.

The remaining key component of the federal government's support for the ethanol industry is the renewable fuels standard that arose out of the Energy Independence and Security Act of 2007. Under that legislation, the renewable fuels mandate was increased to 36 billion gallons by 2022, with that requirement broken down among conventional biofuel, which includes ethanol derived from corn starch, advanced biofuels and cellulosic biofuels. There have, however, been various waiver requests from those standards filed with the U.S. Environmental Protection Commission, as well as calls for reductions in, or the repeal of, those standards. The EPA did announce in mid-November 2012 that the first of those waiver requests did not meet the statutory threshold for the evidence necessary to grant the waiver request. Additional waiver requests and continued efforts to extend the period of time for complying with the renewable fuels standards, or for reductions in, or the repeal of, those standards, are, however expected. Also, if ethanol and biofuels production does not increase, or declines due to adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which might also provide support for those who want to reduce or eliminate those standards. Any of those actions would have adverse effects on the ethanol industry, which could be material, in particular any significant extension of the compliance period or any repeal of, or reductions in, the renewable fuel standards.

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

There have also been some adverse movements in other states, such as efforts to ban ethanol in New Hampshire, labeling concerns in Nebraska and a repeal threat of the Florida renewable fuels standards.

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

Interruptions in or the loss of the supply of water, electricity, coal or other energy sources could occur, for example, because of software or other computer problems at the ethanol plant or at the plants of the suppliers of the water, electricity, coal or other energy.  Lincolnway Energy's and any suppliers' use of its software and other computer systems will be subject to attack by computer hackers, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier. As an example, Lincolnway Energy was provided with a notice of force majeure from its coal supplier in June 2012, arising from flooding. Although Lincolnway Energy did not experience any loss of coal deliveries, acts of God or other force majeure events affecting supplies could create supply problems for Lincolnway Energy.

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

Competition From Other Ethanol Producers Or Energy Sources Could Adversely Affect Lincolnway Energy And Could Reduce Lincolnway Energy's Profitability.  The ethanol industry is competitive and will likely become increasingly more competitive.  The competitors include both regional farmer-owned entities, and also the major oil companies and other large companies.  The U.S. ethanol industry also faces significant and increasing competition from international suppliers of ethanol.

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

An ethanol plant utilizing corn to produce ethanol will also experience competition from other plants which produce ethanol from other products. For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass. Various federal incentives have been enacted to encourage and support the development of cellulosic based ethanol production, and the Energy Independence and Security Act of 2007 provides that 16 billion gallons of the 36 billion gallon renewable fuels mandate for 2022 must come from cellulosic biofuel. Approximately 25 companies were developing cellulosic based ethanol plants as of the time of the preparation of this annual report. Cellulosic and other ethanol technologies are viewed by many as the "next generation" ethanol technologies.

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

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and will occur at some point, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete over time. There will be increased incentives to develop alternatives to petroleum based fuel products given the high gasoline prices over the last three years and uncertainty in the Middle East. It is also commonly agreed that the dependence of the U.S. on foreign oil places the U.S. in difficult political and economic circumstances, and the federal government will likely assist in the development of alternatives to petroleum based fuel products given the issues that arise from the dependence of the U.S. on foreign oil.

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

Item 2.    Properties.

Lincolnway Energy's office and its ethanol plant are located on approximately 64 acres in Nevada, Iowa.  Lincolnway Energy owns the real estate and its office and ethanol plant, but all of those properties are subject to a first mortgage and security interest held by Lincolnway Energy's primary lender, Farm Credit, and to a mortgage and security interest held by the Iowa Department of Transportation.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks as discussed in the following paragraph. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during 2013.

Lincolnway Energy, LLC completed the construction of an additional 9,372 feet of rail spur to Lincolnway Energy's existing track in December of 2011. The cost of the additional rail spur project was approximately $3.4 million. The primary purpose for constructing the additional rail spur was to add rail car capacity so that Lincolnway Energy will be able to ship ethanol in unit trains, which generally means a rail shipment of between at least 84 cars and generally up to 100 rail cars. The additional track also allows Lincolnway Energy to have a sorting track for 20 cars.

Lincolnway Energy sold 59.05 acres of real estate that was also adjacent to Lincolnway Energy's 64 acre parcel noted above to DuPont Danisco Cellulosic Ethanol, LLC on October 5, 2011. The sale of the real estate is discussed in more detail in Item 1 above in this annual report.

Lincolnway Energy leases 120 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has a lease for 90 hopper rail cars for a three year term which is scheduled to expire in March 2014 and a month to month lease agreement for an additional 30 hopper rail cars. Lincolnway Energy also leases 130 tank rail cars that are used for transporting ethanol. The scheduled term of leases goes to March 2014 for 30 cars and September 2016 for 100 cars.

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

On May 3, 2010, Lincolnway Energy was sued by GS CleanTech Corporation ("GS CleanTech"), a wholly owned subsidiary of GS (Green Shift) CleanTech Corporation. The lawsuit involves claims by GS CleanTech that it owns proprietary rights related to the separation of corn oil from the by-product stream of the dry mill ethanol manufacturing process. The lawsuit was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036, and alleged infringement of United States Patent No. 7,601,858 ("858 Patent").

Shortly after the case was filed, GS CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary, and was successful in having Lincolnway Energy's case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The MDL proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems ('858) Patent Litigation, Master Case No.: 1:10-ml-2181-LJM-DML.

Since the beginning of the case, GS CleanTech has obtained issuance of additional United States patents related to the corn oil separation technology. As a result, additional patents have been asserted against Lincolnway Energy. In addition to the '858 Patent, GS CleanTech has now asserted U.S. Patent No. 8,008,516 (the "'516 Patent") and U.S. Patent No. 8,008,517 (the "'517 Patent"), both of which are continuations of, and are based upon the disclosures of, the '858 Patent. GS CleanTech has also asserted U.S. Patent No. 8,168,037 ("'037 Patent") against Lincolnway Energy and certain of the other MDL Defendants. The '037 Patent purports to cover certain process steps and is based upon a slightly differing patent specification as compared to the '858 Patent. Additionally, on November 7, 2012, the United States District Court for the Southern District of Indiana entered an Order granting permission to GS CleanTech to assert newly issued United States Patent No. 8,283,484 ("'484 Patent"). The litigation began as an infringement claim of one patent, but, with the additional patents noted in this paragraph, now involves five different patents.

Claims construction related to the patent claim terms of the '858 Patent has occurred. The Court construed various of the terms. GS CleanTech has requested that further construction be had as it relates to the patent claims of the '516 Patent and the '517 Patent. The Court has not adopted GS CleanTech's position. The newly asserted '037 Patent may require claims construction, and a separate Case Management Order has been entered as it relates to said patent and the parties against whom it is asserted. A claims construction procedure and further modifications to the Case Management Order may also be required in light of the Court's grant of permission to GS CleanTech to assert the '484 Patent.

GS CleanTech is seeking damages in this lawsuit. GS CleanTech has claimed damages consisting of at least a reasonable royalty rate and disgorgement of profits and lost profits. GS CleanTech has further claimed the infringing conduct by Lincolnway Energy is willful resulting in entitlement to recover treble damages and attorney fees pursuant to the provisions of 35 U.S.C. §284.

In the MDL case, the Defendants have filed a Motion for Summary Judgment of Non-Infringement based upon a single claims element. Said element focuses upon the de-oiled syrup stream emerging from the centrifuge after oil separation has occurred, and requires that the de-oiled stream be substantially free of oil. GS CleanTech has filed a separate Motion for Summary Judgment of Infringement asserting that the oil separation processes of all of the Defendants, including Lincolnway Energy, infringe the '858 Patent, the '516 Patent and the '517 Patent. Defendants are working collectively to resist GS Clean Tech's Motion for Summary Judgment of Infringement.

Lincolnway Energy has produced documents pursuant to a Protective Order entered by the US District Court and has provided a corporate deposition to GS CleanTech pursuant to FRCP 30(B)(6).  Lincolnway Energy has joined with a number of other ethanol manufacturers as well as ethanol process equipment manufacturers in defending against the GS CleanTech patents and the claims asserted by GS CleanTech thereunder.  These defenses include claims of non-infringement as well as claims of patent invalidity based upon a number of grounds.  Depositions have been jointly taken by Defendants as to these defenses as well as the claims asserted by GS CleanTech. Discovery is ongoing in this lawsuit.

Lincolnway Energy is unable as of the date of this annual report to determine the likelihood of an unfavorable outcome or the amount or range of possible loss or whether the lawsuit will have a material adverse affect on Lincolnway Energy. The lawsuit has, however, increased Lincolnway Energy's legal costs.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 45,608 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2012, which were held of record by 959 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2012.

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

Lincolnway Energy has declared six distributions since Lincolnway Energy was organized in May 2004.  The first distribution was declared in November 2006 and was in the amount of $150 per unit, resulting in an aggregate distribution of $6,428,850.  The second distribution was declared in May 2007, and was in the amount of $200 per unit, resulting in an aggregate distribution of $8,409,800.  The third distribution was declared in November 2007, and was in the amount of $125 per unit, resulting in an aggregate distribution of $5,256,125.  The fourth distribution was declared in May 2008, and was in the amount of $75 per unit, resulting in an aggregate distribution of $3,153,675.  The fifth distribution was declared in February 2010, and was in the amount of $50 per unit, resulting in an aggregate distribution of $2,102,450. The sixth distribution was declared in February 2012, and was in the amount of $25 per unit, resulting in an aggregate distribution of $1,051,225.

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time. For example, although a distribution was declared in November of both 2006 and 2007 and in May of both 2007 and 2008, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008, May 2009 or in November 2009, given the generally unfavorable economic outlook and the prevailing conditions in the ethanol industry. As noted above, Lincolnway Energy did declare a distribution in February of 2010 and February 2012, but both of those distributions were at a lower per unit amount than the prior distributions by Lincolnway Energy. Also, no distribution was declared in November of 2010, in February or November of 2011, or in November 2012. Although no firm decision has been made, it is possible that no, or perhaps reduced, distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2013.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2012 to September 30, 2012. As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2012	2011	2010	2009	2008
Revenues	$169,567,374	$173,951,126	$114,373,268	$110,223,531	$147,040,911
Cost of goods sold	171,827,633	169,817,362	106,744,081	113,576,938	138,309,541
Gross profit(loss)	(2,260,259)	4,133,764	7,629,187	(3,353,407)	8,731,370
General and administrative expense	2,955,565	2,649,796	2,440,390	2,366,638	2,647,368
(Gain) loss on sale or disposal of property and equipment	(489,664)	—	—	—	—
Contract settlement fee	1,700,000	—	—	—	—
Operating income (loss)	(6,426,160)	1,483,968	5,188,797	(5,720,045)	6,084,002
Interest expense	(237,565)	(593,461)	(851,358)	(860,303)	(1,430,469)
Other income-interest and grant	6,957	9,542	25,019	165,007	181,895
Net income (loss)	$(6,656,768)	$900,049	$4,362,458	$(6,415,341)	$4,835,428
Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$(158.31)	$21.40	$103.75	$(152.57)	$115.00
Cash distributions per unit	$25.00	$—	$50.00	$—	$200.00

	2012	2011	2010	2009	2008
Working Capital	$12,327,668	$10,403,670	$11,493,635	$6,670,560	$10,216,873
Net Property Plant & Equipment	$37,246,286	$44,693,362	$49,821,446	$57,293,563	$65,010,487
Total Assets	$54,001,124	$61,198,788	$65,898,900	$71,092,101	$90,516,722
Long-Term Obligations	$5,149,053	$3,188,021	$9,859,711	$14,938,584	$19,998,369
Members' Equity	$45,431,316	$53,139,309	$52,239,260	$49,979,252	$56,394,593
Book Value per Member Unit	$1,080	$1,264	$1,242	$1,189	$1,341

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

Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa. Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains since May 22, 2006. The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. The ethanol plant produced 55,712,726 gallons of ethanol and 147,425 tons of distillers' grains during the fiscal year ended September 30, 2012. Lincolnway Energy had a planned shut down during the month of November, 2011 and May, 2012 to complete routine maintenance work.

Lincolnway Energy's plant also produces corn oil and carbon dioxide.

Lincolnway Energy's revenues for the fiscal year ended September 30, 2012 were derived from the sale of Lincolnway Energy's ethanol to Green Plains Trading Group, LLC. (GPTG), the sale of its distiller's grains to Hawkeye Gold, LLC, the sale of its corn oil to FEC Solutions, LLC (FECS), and the sale of its carbon dioxide to EPCO Carbon Dioxide Products, Inc.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and GPTG. The purchase price payable to Lincolnway Energy is GPTG's contract selling price for the ethanol in question, less various costs and a fee to GPTG. The ethanol marketing agreement includes a minimum purchase price. Title and all risk of loss and damage to all ethanol passed to GPTG at the time the ethanol passes across the inlet flange into the rail cars or trucks of the GPTG carrier at the Lincolnway Energy plant. On November 29, 2012, Lincolnway Energy and GPTG mutually agreed to terminate the ethanol marketing agreement effective December 31, 2012. The termination was requested by Lincolnway Energy because managers of Lincolnway Energy determined that it was in the best interests of Lincolnway Energy to retain a different ethanol marketer. Lincolnway Energy will actively pursue a contract with another marketer to replace GPTG.

Lincolnway Energy's output of distiller's grains is sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold, LLC. Prior to August 1, 2012, Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains equal to the greater of a set percentage of the FOB plant price or a fixed dollar amount per ton for the dried distiller's grains or wet distiller's grains in question. The agreement was amended on August 1, 2012 to change the fees payable to Hawkeye Gold, LLC. Since that amendment, the fee for dried distiller's grains is a set percentage of the FOB plant price, but with both a specified maximum and a minimum per short ton price. The fee for wet distiller's grains is also a set percentage of the FOB plant price, but with a specified maximum per short ton price. The Distiller's Grains Marketing Agreement can be terminated by Lincolnway Energy or Hawkeye Gold, LLC on 90 days written notice.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol. FECS purchases all of Lincolnway Energy's output of corn oil for resale by FECS pursuant to an agreement that became effective on October 13, 2008. Lincolnway Energy pays FECS a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil. The agreement renews for successive 36 month terms, on October 13 of the applicable year, unless Lincolnway Energy or FECS elects to terminate the agreement at the end of the then current 36 month term. The current 36 month term expires in October 2014.

EPCO Carbon Dioxide Products, Inc. constructed a plant on Lincolnway Energy's site in mid 2010 to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide gas. Lincolnway Energy and EPCO also have an agreement under which EPCO markets and sells the liquid carbon dioxide . The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy is based upon EPCO's shipped tons of liquid carbon dioxide. The current purchase price is the greater of the fixed per shipped ton price specified in the agreement or the margin price, as that term is defined in the agreement. EPCO has also agreed to a take or pay obligation for each year under the Agreement of the greater of 180 shipped tons per day or 70% of the annual liquid CO2 production capacity of the EPCO plant at full capacity. The term of the marketing agreement with EPCO is ten years from the first date on which liquid carbon dioxide was produced at the EPCO plant, which occurred during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement.

Lincolnway Energy is dependent upon its agreements for the marketing and sale of its products, in particular ethanol and distillers' grains, and Lincolnway Energy's loss of those agreements could have material adverse effects on Lincolnway Energy.

Comparison of Fiscal Years Ended September 30, 2012 and 2011

Statements of Operations Data:	2012		2011
	Amount	%	Amount	%
Revenues	$169,567,374	100.0	$173,951,126	100.0
Cost of goods sold	171,827,633	101.3	169,817,362	97.6
Gross profit (loss)	(2,260,259)	(1.3)	4,133,764	2.4
General and administrative expense	2,955,565	1.7	2,649,796	1.5
(Gain) loss on sale or disposal of property and equipment	(489,664)	(0.2)	—	—
Contract settlement fee	1,700,000	1.0	—	—
Operating income (loss)	(6,426,160)	(3.8)	1,483,968	0.9
Interest expense	(237,565)	(0.1)	(593,461)	(0.3)
Interest income	6,957	—	9,542	—
Net income (loss)	$(6,656,768)	(3.9)	$900,049	0.6

Revenues from operations for the fiscal year ended September 30, 2012 were approximately $169.6 million, consisting of $126.4 million of ethanol sales (net of hedging activity) (75%), $38.6 million in distiller's grains sales (23%) and $4.6 million of corn oil, syrup and CO2 sales (2%).  Revenues decreased in fiscal year 2012 by approximately 2.5%, when compared to the fiscal year 2011. Lincolnway Energy sold approximately 55.3 million gallons of ethanol at an average gross price of $2.29 per gallon, 146,516 tons of dried distillers grains at an average gross price of $258.97 per ton, and 6,142 tons of wet distillers grains at an average gross price of $101.19 per ton during the fiscal year ended September 30, 2012.  Lincolnway Energy also sold approximately 4,815 tons of corn oil at an average gross price of $780.57 per ton during the 2012 fiscal year.  The decrease in revenues for the fiscal year ended September 30, 2012 resulted from a 3.0% decrease in ethanol sales volume and a 6.5% decrease in price for ethanol as compared to the previous fiscal year. The revenues for the year ended September 30, 2012 include combined unrealized and realized net loss on derivative ethanol contracts of $7,308 compared to a $1.1 million loss for the year ended September 30, 2011.

The average price Lincolnway Energy received for its dried distiller's grains increased to $258.97 per ton in fiscal year 2012, from $215.26 per ton in fiscal year 2011.    Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn and increased domestic and export demand for dried distillers grains. Distiller grains are typically impacted by increases in corn prices as distillers grains are primarily used as an animal feed substitute for corn. Management anticipates continued strong demand for distillers grains due to higher corn prices.

Lincolnway Energy anticipates that its results of operations for the remainder of calendar year 2012 will continue to be affected by a surplus of ethanol and volatility in the commodity markets.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2012 totaled approximately $171.8 million, which was an increase of 1.2% when compared to fiscal year 2011.  The increase in cost of goods sold for the 2012 fiscal year is primarily due to a 4.4% increase in the average cost of corn per bushel for fiscal year 2012 offset by a 2.4% decrease in ethanol production for the 2012.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs excluding hedging activity for the fiscal year ended September 30, 2012 totaled approximately $129.1 million, compared to $126.0 million for fiscal year 2011. Approximately 19.7 million bushels of corn was ground during fiscal year 2012 at an average cost of $6.62 per bushel, compared to 20.0 million bushels at an average cost of $6.34 for fiscal year 2011. The decrease in bushels ground was due to an decrease in production during fiscal year 2012. The increase in corn price is partially attributed to an increase in corn demand that leads to tight corn supply and the drought that we experienced in the summer of 2012. Ethanol yields stayed relatively neutral from fiscal year 2012 compared to 2011. Corn hedging activity includes a combined unrealized and realized net loss of $1.0 million from derivative instruments compared to a $3.0 million combined unrealized and realized net loss for fiscal year 2011.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 75.9% of cost of goods sold for the fiscal year ended September 30, 2012, compared to76.1% of costs of goods sold for fiscal year 2011.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2012 totaled approximately $9.8 million or 5.7% of cost of goods sold, compared to $9.6 million, or 5.7% of cost of goods sold, for the 2011 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2012, Lincolnway Energy purchased 98,801 tons of coal at an approximate total cost of $7.2 million compared to approximately 102,029 tons at an approximate cost of $7.0 million for fiscal year 2011. Electricity and propane costs amounted to approximately $2.3 million, a decrease of $.08 million from fiscal year 2011 and approximately $.3 million of sodium bicarbonate, sand and lime cost for fiscal year 2012 that is added to the combustor with the coal. The increase in energy cost is due to a price increase for coal and offset by the decrease in production gallons for the fiscal year 2012.

Ingredient costs for the fiscal year ended September 30, 2012 totaled approximately $7.0 million or 4.1% of cost of goods sold, compared to $7.1 million, or 4.2% of cost of goods sold, for the 2011 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. Denaturant costs (natural gasoline) decreased $.2 million for the fiscal year ended September 30, 2012 compared to fiscal year 2011.  This decrease is a result of a 3.0% decrease in ethanol gallons produced for the fiscal year ended September 30, 2012 compared to fiscal year 2011 and a less than 1.0% decrease in price for denaturant.

Production labor, repairs and maintenance and other plant costs totaled approximately $6.7 million, or 3.9% of cost of goods sold, for the fiscal year ended September 30, 2012, compared to $5.8 million, or 3.4% of cost of goods sold, for fiscal year 2011. The increase in cost is due to increased repair and maintenance cost that totaled approximately $2.6 million for fiscal year ended September 30, 2012, compared to $1.6 million, for fiscal year 2012. The increase in cost for repairs and maintenance is due to the age, wear and tear on the plant.

Depreciation totaled approximately $7.0 million, or 4.1% of cost of goods sold, for the fiscal year ended September 30, 2012, compared to $7.5 million, or 4.4% of cost of goods sold, for fiscal year 2011.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $11.0 million, or 6.4% of cost of goods sold, during the fiscal year ended September 30, 2012, compared to $10.6 million, or 6.2% of cost of goods sold, for fiscal year 2011.  The increase is due to an increase in sales of distillers grain and corn oil for fiscal year 2012 compared to 2011.

General and administrative expenses totaled approximately $3.0 million during the fiscal year ended September 30, 2012, compared to $2.6 million for fiscal year 2011. The $.4 million increase is due to an increase in legal fees for the patent litigation and air permit appeal and E15 registration fees with the EPA.

For the fiscal year ended September 30, 2012, a contract settlement fee of $1.7 million and gain on land sale of $489,664 was recognized, whereas no comparable items were recognized in fiscal year 2011. The contract settlement fee incurred was related to the early termination of an agreement with Lincolnway Energy's primary corn supplier. The gain on land sale was recognized due to the sale of a land parcel adjacent to Lincolnway Energy's primary site. Management believes both of these matters are generally one-time, nonrecurring items.

Other income and expense totaled approximately $.2 million net expense during the fiscal year ended September 30, 2012, compared to $.6 million net expense for fiscal year 2011. The decrease in net expense is due to a decrease in interest expense compared to 2011.

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

Risks, Trends and Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the production process.  These include corn, ethanol, and distillers' grain.  Since the correlation of prices between these commodities is not perfect, and is in fact often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices.  The prices of these commodities are determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends.  Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Corn
Corn values in 2012 proved to be one of the most volatile in modern history with December corn futures trading at a new record high of $8.49 per bushel on August 10, 2012. The volatile market was driven by continued severe hot and dry conditions with plagued the majority of the U.S corn belt. USDA made aggressive yield reductions in the July and August crop report. Over a period of two monthly crop reports the U.S. corn yield was lowered a staggering 42.6 bushels per acre. Total 2012/2013 U. S. corn production fell by more than 4.0 billion bushels as a result. Consistently higher corn prices have thus far worked to create the projected demand destruction necessary to balance historically low U.S. corn ending stocks. The 2012/2013 U.S. corn carryout was forecasted at 619 million bushels in October (stocks to use ratio of 5.6%), which represented the lowest U.S. corn stock figure since 1995/1996, 426 million bushels (stocks to use ratio of 5.0%)

Ethanol
The operating environment for the U.S. ethanol producer in the 4th quarter of 2012 continues to be challenged by lower total gasoline consumption in the U.S and secondly, Brazilian sugarcane-based ethanol imports are flowing as a source of advanced biofuels (considered lower in carbon than the U.S. based ethanol production), during a period where the U.S production base is already slowed by a factor of greater than 10 percent. This difficult operating environment for the U.S. ethanol producer has been the longest sustained period of depressed margins the U.S. ethanol industry has seen in the last several years. If U.S. ethanol production continues to decline, ethanol prices may show some recovery. This could, however, encourage some idled U.S. production to ramp up to full capacity, or possibly increased interest from Brazil to import more of the sugarcane-based ethanol.

Other/Regulatory/Governmental

Ethanol production in the United States has benefited by various tax incentives, but the more recent trends in the legislative area have not been favorable to the ethanol industry. For example, one of the most significant tax incentives was the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provided a volumetric ethanol excise tax credit of 45¢ per gallon of ethanol blended with gasoline.  This credit expired, however, on December 31, 2011, and it does not appear that the credit will be reinstated or renewed. Although the loss of this tax credit was expected by the industry, the loss still has had materially adverse effects on the ethanol industry.

Some other areas where the ethanol industry had hoped for additional legislative or regulatory support were for credits or other forms of support for the installation and use of blender pumps or flex fuel vehicles capable of using ethanol blends in excess of 15% and up to 85% and approvals of the use of ethanol blends in excess of 15%. No advancements were made in those areas during 2011 or 2012, however, and those areas are material issues for increasing the use of ethanol.

There have also been some adverse movements at the state legislative level, such as efforts to ban ethanol in New Hampshire, labeling concerns in Nebraska and a repeal threat of the Florida renewable fuels standard. Also, although a federal court judge ruled in late 2011 that California's low carbon fuel standard violated the commerce clause of the Constitution, the ruling is being appealed, so there are still concerns regarding access of corn based ethanol to the California market, which is one of the largest U.S. markets for ethanol.

Perhaps the remaining most significant federal legislation supporting the ethanol and biofuels industry is the Energy Independence and Security Act of 2007. The Act provides for the increasing use of ethanol and other biofuels through the renewable fuels standards. There have been various waiver requests from those standards filed with the U.S. Environmental Protection Commission, as well as calls for reductions in, or the repeal of, those standards. The EPA did announce in mid-November 2012 that the first of those requests did not meet the statutory threshold for the evidence necessary to grant the request. Additional waiver requests and continued efforts by some to extend the period of time for complying with the renewable fuels standards, or for reductions in or the repeal of those standards, are, however, expected. Any such actions would have adverse effects on the ethanol industry, which could be material, in particular any repeal of, or reductions in, those standards.

Changes in governmental policies and support, as well as supply and demand factors, therefore continue to be ongoing risk factors for the ethanol industry and for Lincolnway Energy.

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

Lincolnway Energy's ethanol production is sold to Green Plains Trade Group LLC, as is discussed above in the "Overview" section of this Item.  The purchase price payable to Lincolnway Energy under its agreement with Green Plains is Green Plains' contract selling price for the ethanol in question, less various costs and a fee to Green Plains, but the agreement includes a minimum purchase price.

Lincolnway Energy's distiller's grain production is sold to Hawkeye Gold, LLC.  Since August 12, 2012, Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains of set percentage of the FOB plant price for the dried distiller's grain, but with both a maximum and a minimum per short ton fee.  The marketing fee for wet distiller's grains is currently also a set percentage of the FOB plant price for the wet distiller's grains, but with a maximum per short ton fee. The fee prior to August 12, 2012 for both dry and wet distiller's grains was the greater of a set percentage of the FOB plant price or a fixed dollar amount per ton.

Lincolnway Energy's corn oil production is sold to FEC Solutions, LLC. For corn oil, title passes upon the loading of the corn oil into the trucks. The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to a specified percentage of the FOB sales price.

Lincolnway Energy's CO2 production is sold to EPCO Carbon Dioxide Products, Inc. For CO2, title passes at the point at which the carbon dioxide pipe from Lincolnway Energy's plant joins the corresponding pipe from the EPCO plant.  The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy during each calendar month is based upon EPCO's shipped tons of liquid carbon dioxide.  EPCO is under the agreement to purchase, during each contract year, a minimum of the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity, with that capacity to be determined in accordance with the testing processes set out in the agreement.  The "take or pay" obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year.  Lincolnway Energy began selling CO2 to EPCO in August 1, 2010.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2012, 2011 and 2010 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

The effects on operating income from derivatives is as follows for the years ending September 30, 2012, 2011 and 2010:

	2012	2011	2010
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(7,308)	$(2,655,034)	$45,434
Unrealized	—	1,528,367	(1,483,997)
Total effect on revenue	(7,308)	(1,126,667)	(1,438,563)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:

Realized	(1,134,488)	(2,946,138)	604,475
Unrealized	134,050	(44,125)	849,475
Total effect on cost of goods sold	(1,000,438)	(2,990,263)	1,453,950
Total (decrease) increase to operating income due to derivative activities	$(1,007,746)	$(4,116,930)	$15,387

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

For the years ended September 30, 2012 and 2011, the Company recognized a reserve and resulting loss of $368,000 and none, respectively, for a lower of cost or market inventory adjustment.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2012, Lincolnway Energy had $151,824 in cash and equivalents and $11.0 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distillers grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2012 and 2011:

	Year ended September 30,
	2012	2011
Net cash provided by operating activities	$1,552,641	$5,354,786
Net cash provided by (used in) investing activities	131,682	(2,883,108)
Net cash (used in) financing activities	(1,566,634)	(5,295,653)

For the fiscal year ended September 30, 2012, cash provided by operating activities was $1.6 million, compared to cash provided by operating activities of $5.4 million for the fiscal year ended September 30, 2011. The $3.8 million decrease is primarily due to a decrease in net income for fiscal year 2012 of $7.6 million offset by changes in working capital components of $3.8 million.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash provided by investing activities increased by $3.0 million for the fiscal year ended September 30, 2012, when compared to the fiscal year ended September 30, 2011.  The increase is primarily due to a decrease of capital expenditures for the fiscal year 2012 and the proceeds received from the sale of property to DuPont Danisco Cellulosic Ethanol, LLC. In the fiscal year 2011, the rail spur addition made up approximately $2.5 million of the capital expenditures.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $3.7 million for the fiscal year ended September 30, 2012, when compared to the fiscal year ended September 30, 2011.  The decrease is due to a decrease of $4.8 million of payments made on long-term borrowings for the fiscal year ended September 30, 2012 compared to the 2011 fiscal year. This is offset by the $1.1 million in distribution payments made in fiscal year 2012 to Lincolnway Energy members.

  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet covenants.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will having access to the $11.0 million line available on the line of credit agreements.

As of September 30, 2012, Lincolnway Energy was in compliance with all covenants in its loan agreements with Farm Credit.

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

Loans and Agreements

Lincolnway Energy entered into a Master Loan Agreement on August 20, 2012 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, along with various related supplements and collateral related agreements and documents. CoBank, ACB has a participation interest in the underlying loans and serves as administrative agent for the loans, and is therefore also a party to some of the agreements and documents.

One of the supplements is a Revolving Term Loan Supplement, pursuant to which Lincolnway Energy may borrow, repay and reborrow up to $5,000,000 in principal amount at any one time. The revolving term loan is used to provide working capital and to consolidate under the revolving term loan the remaining $1,500,000 that was outstanding under Lincolnway Energy's Construction and Term Loan Supplement dated March 24, 2005. Lincolnway Energy pays interest on the unpaid balance of the revolving term loan at a variable rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.50%. Lincolnway Energy must also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The revolving term loan commitment will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the revolving term loan, on June 1, 2017.

The other supplement entered into pursuant to the Master Loan Agreement is a Monitored Revolving Credit Supplement, pursuant to which Lincolnway Energy may borrow, repay and reborrow up to $10,000,000 in principal at any one time, provided that the amount available and outstanding under the loan cannot exceed the borrowing base as calculated pursuant to the supplement. The purpose of the loan is to finance inventory and receivables, and the assets included in the borrowing base calculation are therefore primarily inventory and receivables of Lincolnway Energy. Lincolnway Energy will pay interest on the unpaid balance of the loan at a variable rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the loan, on July 1, 2013.

The loan available under the Monitored Revolving Credit Supplement will replace the $10,000,000 that was available under Lincolnway Energy's existing $10,000,000 revolving term loan with Farm Credit and CoBank.

The aggregate increase in amount of principal available to Lincolnway Energy under the Master Loan Agreement from Lincolnway Energy's existing loan agreements is $3.5 million.

The loans are secured by first priority liens created by security agreements and mortgages covering all of Lincolnway Energy's assets and properties, including Lincolnway Energy's inventory, receivables, plant, real estate and commodity trading accounts.

The Master Loan Agreement includes various conditions and financial covenants that need to be met by Lincolnway Energy, as well as other terms and covenants generally common to loan transactions of this type within the ethanol industry. Lincolnway Energy is also required to pay an annual fee of $4,500 under the Master Loan Agreement.

Lincolnway Energy also had subordinated debt financing which included a subordinated note of $1,250,000 payable to Fagen, Inc., with an interest rate of 4%, and a $1,216,781 note payable to Fagen, Inc., with an interest rate of 5% per annum.  On August 26, 2011, Fagen, Inc. allowed Lincolnway Energy to pay the $1,216,781 note in full before it maturity. Lincolnway Energy and Fagen entered into a settlement agreement on November 10, 2011 to settle disputes related to the liability with the State of Iowa alleged air emission violations against Lincolnway Energy. The settlement agreement reduced the $1,250,000 promissory note payable to Fagen, Inc., by $270,000, leaving a balance of $980,000. On November 14, 2011, Lincolnway Energy was required to repay $300,000 of the note plus accrued interest and on December 14, 2011, Lincolnway Energy was required to make the remaining payment of $680,000 plus accrued interest.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  The remaining loan balance on the Department of Transportation loan was $238,021 as of September 30, 2012. Lincolnway Energy also had a $300,000 loan agreement and a $100,000 forgivable loan agreement with the Iowa Department of Economic Development.  The $300,000 loan did not impose any interest, and the $100,000 loan was forgivable upon the completion of Lincolnway Energy's ethanol plant and the production of at least 50 million gallons of ethanol before the project completion date of October 31, 2008.  The Iowa Department of Economic Development determined those conditions to forgiveness of the $100,000 loan were met, and the loan was forgiven on January 22, 2009.  Lincolnway Energy made the final payment on the Iowa Department of Economic Development loan on October 5, 2011.

Lincolnway Energy entered into a lease agreement with First Union Rail to lease 90 hopper rail cars for the purpose of transporting distiller’s grain.  The initial five-year term of the lease commenced March 2006 and ended March 2011, but the lease was extended to March 2014 by a rider. The rider calls for monthly payments of $56,700 plus applicable taxes.  The rider also established an additional usage rental of 2.5 cents per mile for each car that exceeds 30,000 miles.  Lincolnway Energy is required to maintain a certificate of deposit of $351,000 as partial security for Lincolnway Energy's obligation under the lease.  Lincolnway Energy has classified this certificate of deposit as restricted cash in other assets.

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

Lincolnway Energy and DDCE also entered into a Load Out Services Agreement. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement which will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. The initial term of the Load Out Services Agreement is ten years from the date of the Load Out Services Agreement, which was October 4, 2011. DDCE currently contemplates commencing construction of its plant in the second calendar quarter of 2013, with an estimated start-up date of the fourth calendar quarter of 2014.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2012:

			Payment Due By Period
		Less than	Two to	Four to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long-Term Debt Obligations	$3,475,021	$50,968	$105,202	$3,318,851	$—
Interest Obligation of Long-Term Debt 1	12,731	4,755	6,243	1,442	291
Revolving Credit Loan	200,000	200,000	—	—	—
Settlement Payable	1,700,000	425,000	850,000	425,000	—
Operating Lease Obligations	3,934,000	1,594,000	1,710,000	630,000	—
Purchase Obligations
Coal Supplier Commitment	89,702	89,702	—	—	—
Corn Supplier Commitment	4,343,755	4,343,755	—	—	—
Denaturant Commitment	470,297	470,297	—	—	—
Total	$14,225,506	$7,178,477	$2,671,445	$4,375,293	$291
1 Department of Transportation agreement at 2.11%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in the ethanol industry and Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements and promissory notes that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements and/or promissory notes with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of September 30, 2012	Rate
Farm Credit - revolving credit loan	$200,000	3.46%
Farm Credit - revolving term loan	3,237,000	3.71%
IA Department of Transportation	238,021	2.11%
	$3,675,021

The interest rate under the IA. Department of Transportation loan agreement is fixed at the interest rates specified above.  The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan bases on the one-month LIBOR index rate plus 3.25%, adjusting weekly. The interest rate on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 3.50% adjusted weekly. For more information on the payments see Item 7 - Loans and Agreements.

Lincolnway Energy does not anticipate any material increase in interest rates during 2013.

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

Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2012, 2011 and 2010 were, respectively, approximately $6.62 per bushel, $6.34 per bushel and $3.59 per bushel.

During the fiscal year ended September 30, 2012, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.50 per bushel in June 2012 to a high of $8.49 per bushel in August 2012. The corn prices based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2011 ranged from a low of $4.65 per bushel to a high of $7.87 per bushel.

The average price Lincolnway Energy received for its ethanol during the fiscal year ended September 30, 2012 was approximately $2.29 per gallon, as compared to $2.45 per gallon and $1.72 during, respectively, the fiscal years ended September 30, 2011 and 2010.

During the fiscal year ended September 30, 2012, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.975 per gallon in June 2012 to a high of $2.79 per gallon in November 2011. The ethanol price based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2011, ranged from a low of $1.90 per gallon in September 2010, to a high of $3.07 in July 2011.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2012 was a loss of $1,000,438, as opposed to a loss of $2,990,263 for the fiscal year ended September 30, 2011, and as opposed to a gain of $1,453,950 for the fiscal year ended September 30, 2010. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2012 was a loss of $7,308, as compared to a loss of $1,126,667 for the fiscal year ended September 30, 2011, and as opposed to a loss of $1,438,563 for the fiscal year ended September 30, 2010.

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

Another important raw material for the production of Lincolnway Energy's ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of the coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 4.4% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2012, compared to, respectively, 4.3% and 6% for the 2011 and 2010 fiscal years.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2012 and 2011, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30 , 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30 , 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
December 21, 2012

Lincolnway Energy, LLC

Balance Sheets
September 30, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$151,824	$34,135
Derivative financial instruments (Notes 9 and 10)	71,978	520,045
Trade and other accounts receivable (Note 8)	9,276,324	8,041,523
Inventories (Note 3)	5,922,936	6,350,544
Prepaid expenses and other	325,361	328,881
Total current assets	15,748,423	15,275,128

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	7,633,650
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	79,580,097	76,014,786
Construction in progress	21,226	2,562,694
Office furniture and equipment	405,188	407,725
	88,559,878	88,223,160
Accumulated depreciation	(51,313,592)	(43,529,798)
	37,246,286	44,693,362
OTHER ASSETS
Restricted cash (Note 6)	351,000	351,000
Financing costs, net of amortization of $305,384 and $252,070	166,577	219,891
Deposit	298,350	476,437
Investments	190,488	182,970
	1,006,415	1,230,298
	$54,001,124	$61,198,788

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2012 and 2011

	2012	2011
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,018,976	$1,359,836
Accounts payable, related party (Note 7)	829,067	1,179,981
Current maturities of long-term debt (Note 5)	50,968	1,452,409
Current settlement payable, related party (Note 7)	425,000	—
Revolving credit loan (Note 4)	200,000	—
Accrued expenses	896,744	879,232
Total current liabilities	3,420,755	4,871,458

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	3,424,053	2,738,021
Settlement payable, net of current amount, related party (Note 7)	1,275,000	—
Other	450,000	450,000
Total noncurrent liabilities	5,149,053	3,188,021

COMMITMENTS AND CONTINGENCY (Notes 6, 8 and 12)

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	6,441,211	14,149,204
	45,431,316	53,139,309
	$54,001,124	$61,198,788

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
Revenues (Notes 1 and 8)	$169,567,374	$173,951,126	$114,373,268

Cost of goods sold (Notes 7 and 8)	171,827,633	169,817,362	106,744,081

Gross profit (loss)	(2,260,259)	4,133,764	7,629,187

General and administrative expenses	2,955,565	2,649,796	2,440,390
(Gain) loss on sale or disposal of property and equipment (Note 13)	(489,664)	—	—
Contract settlement fee (Note 7)	1,700,000	—	—
Operating income (loss)	(6,426,160)	1,483,968	5,188,797

Other income (expense):
Interest income	6,957	9,542	25,019
Interest expense	(237,565)	(593,461)	(851,358)
	(230,608)	(583,919)	(826,339)

Net income (loss)	$(6,656,768)	$900,049	$4,362,458

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(158.31)	$21.40	$103.75

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2012, 2011 and 2010

	Member Contributions	Retained Earnings	Total
Balance, September 30, 2009	$38,990,105	$10,989,147	$49,979,252
Distributions ($50 per unit)	—	(2,102,450)	(2,102,450)
Net income	—	4,362,458	4,362,458
Balance, September 30, 2010	38,990,105	13,249,155	52,239,260
Net income	—	900,049	900,049
Balance, September 30, 2011	38,990,105	14,149,204	53,139,309
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Net loss	—	(6,656,768)	(6,656,768)
Balance, September 30, 2012	$38,990,105	$6,441,211	$45,431,316

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,656,768)	$900,049	$4,362,458
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,850,854	8,232,529	8,378,554
(Gain) loss on sale or disposal of property and equipment	(489,664)	62,696	573
Contract settlement fee	1,700,000	—	—
Changes in working capital components:
Trade and other accounts receivable	(1,234,801)	(2,161,480)	(2,107,860)
Inventories	427,608	(2,399,465)	(1,465,707)
Prepaid expenses and other	3,520	(30,244)	(101,590)
Deposits	178,087	(476,437)	151,036
Accounts payable	(340,860)	86,760	173,278
Accounts payable, related party	(350,914)	719,023	162,425
Accrued expenses	17,512	(172,428)	31,435
Derivative financial instruments	448,067	593,783	(773,402)
Net cash provided by operating activities	1,552,641	5,354,786	8,811,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,041,800)	(2,870,231)	(823,612)
Proceeds from sale of property	1,181,000	—	—
Purchase of investments	(7,518)	(12,877)	(24,118)
Net cash provided by (used in) investing activities	131,682	(2,883,108)	(847,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(1,051,225)	—	(2,102,450)
Proceeds from revolving credit loan	9,137,000	—	—
Payments on revolving credit loan	(8,937,000)	—	—
Proceeds from long-term borrowings	24,170,000	1,000,000	—
Payments on long-term borrowings	(24,885,409)	(6,295,653)	(8,827,857)
Net cash (used in) financing activities	(1,566,634)	(5,295,653)	(10,930,307)
Net increase (decrease) in cash and cash equivalents	117,689	(2,823,975)	(2,966,837)

CASH AND CASH EQUIVALENTS
Beginning	34,135	2,858,110	5,824,947
Ending	$151,824	$34,135	$2,858,110
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2012, 2011 and 2010

	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest including capitalized interest 2012 none; 2011 $42,073; 2010 none	$231,132	$645,013	$838,191

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$184,776	$37,805
Construction in progress included in accrued expenses	$—	$69,228	$2,688

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately $175,469 at September 30, 2012.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

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

Financing costs:  Financing costs are recorded at cost and include expenditures directly related to securing debt financing.  The Company is amortizing these costs using the effective interest method over the term of the agreement.  The financing costs are included in interest expense on the statement of operations.

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

Derivative financial instruments:  The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet.

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

Revenue by product is as follows:
(Excludes hedging activity)

(In thousands)	2012	2011	2010
Ethanol	$126,440	$139,536	$94,612
Distiller's Grain	38,564	31,716	19,434
Other	4,570	3,826	1,766

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Management has evaluated the Company's material tax positions and determined there were no uncertain tax positions that require adjustment to the financial statements. The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. Generally, the Company remains subject to income tax examinations by U.S. federal or state tax authorities for fiscal years 2009 and thereafter.

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

Reclassification: Certain amounts in the 2011 balance sheet have been reclassified to be consistent with their 2012 presentation with no effect on net income.

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

Note 3.    Inventories

Inventories consist of the following as of September 30, 2012 and 2011:

	2012	2011
Raw materials, including corn, coal, chemicals and supplies	$2,048,130	$3,956,604
Work in process	1,432,257	1,303,654
Ethanol and distillers grain	2,442,549	1,090,286
Total	$5,922,936	$6,350,544

For the years ended September 30, 2012 and 2011, the Company recognized a reserve and resulting loss of $368,000 and none, respectively, for a lower of cost or market inventory adjustment.

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 20, 2012. One of the supplements of the agreement is a monitored revolving credit loan for up to $10,000,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $9,400,000 as of September 30, 2012). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2013. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was a balance of $200,000 outstanding as of September 30, 2012.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2012 and 2011

	2012	2011
Construction term loan. (A)	$—	$1,500,000

Construction/revolving term loan. (B)	—	1,000,000

Revolving term loan. (C)	3,237,000	—

Note payable to contractor, unsecured, interest-only quarterly
payments at 4% due through maturity date of December 2011.	—	1,250,000

Note payable to Iowa Department of Economic Development. (D)	—	152,500

Note payable to Iowa Department of Transportation. (E)	238,021	287,930
	3,475,021	4,190,430
Less current maturities	(50,968)	(1,452,409)
	$3,424,053	$2,738,021

Maturities of long-term debt as of September 30, 2012 are as follows:

Years ending September 30:
2013	$50,968
2014	52,049
2015	53,153
2016	54,280
2017	3,264,571
$3,475,021

(A)
The Company had a construction and term loan with a financial institution.  Borrowings under the term loan included a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate was reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change was applicable to all outstanding balances as of that date.  The agreement required 30 principal payments of $1,250,000 per quarter commencing in December 2006 through March 2013.  The agreement required the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement were collateralized by substantially all of the Company’s assets.  On August 20, 2012, the $1,500,000 balance remaining on this loan was consolidated under the revolving term loan, described in (C) below, and this construction term loan was closed.

(B)
The Company had a $10,000,000 construction/revolving term credit facility with a financial institution which would expire on September 1, 2016.  Borrowings under the credit facility agreement included a variable interest rate based on the one-month LIBOR index rate plus 3.30%.  The rate was reset automatically without notice to the Company, on the first “US Banking Day” of each succeeding week, and each change was applicable to all outstanding balances as of that date.  Borrowings were subject to borrowing base restrictions as defined in the agreement.  The credit facility and revolving credit agreement required the maintenance of certain financial and nonfinancial covenants.  Borrowings under this agreement were collateralized by substantially all of the Company’s assets.  This credit facility was replaced with the revolving term loan, described in (C) below.

(C)
The Company entered into a new master loan agreement with a financial institution on August 20, 2012. One of the supplements of the agreement is a revolving term loan available for up to $5,000,000. The revolving term loan is to be used to provide working capital and to consolidate under the revolving term loan the remaining $1,500,000 that is outstanding under the construction term loan (A). The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.50%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on June 1, 2017.

(D)
The Company also had a $300,000 loan agreement with the Iowa Department of Economic Development (IDED).  The $300,000 loan was noninterest-bearing and due in monthly payments of $2,500 beginning December 2006 and a final payment of $152,500 due November 2011.  Borrowings under this agreement were collateralized by substantially all of the Company’s assets and subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (A) and (B).  On October 5, 2011, the final payment of $152,500 was made by the Company.

(E)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments will be due semiannually through July 2016.  The loan is secured by all rail track material constructed as part of the plant construction.  The debt is subordinate to the above financial institution debt and construction and revolving loan/credit agreements included in (C) and Note 4.

Note 6.    Lease Commitments

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

The Company also leases office equipment and other equipment under operating leases that will expire at various dates through June 2015.

Approximate minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2013	$1,594,000
2014	1,075,000
2015	635,000
2016	630,000
2017	—
$3,934,000
Rent expense under the above operating leases totaled approximately, $1,890,000, $1,745,000 and $1,597,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

Note 7.    Related-Party Transactions

The Company has an agreement with the Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement became effective when the Company began accepting corn for the use at the ethanol plant in May 2006 and will continue for a period of 20 years.  The Company pays a handling fee of $.0675 per bushel of corn.  If the Company chooses to buy corn that is not elevated by HOIC, and is inside a 60-mile radius of Nevada, Iowa, the Company will be required to pay HOIC $.04 per bushel of corn, outside a 60-mile radius, $.03 per bushel of corn.  The agreement may be terminated before the end of the term by providing six months’ notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The amount is payable over four years with interest at the prime rate on the date of termination.  The Company purchased corn totaling $128,490,494, $127,764,206 and $71,804,446 for the years ended September 30, 2012, 2011 and 2010, respectively.

As of September 30, 2012, the Company has a corn cash forward contract with HOIC amounting to 588,585 bushels, for a commitment of approximately $4,343,755 and several basis forward contracts representing 1,350,000 bushels of corn.  The contracts mature on various dates through December 2012.  The Company also has made miscellaneous purchases from HOIC amounting to $200,610, $84,739 and $96,392 for the years ended September 30, 2012, 2011 and 2010, respectively. The 2012 purchases include $117,562 in grain storage fees. As of September 30, 2012 and 2011 the amount due to HOIC is $829,067 and $1,179,981, respectively.

On April 10, 2012, the Company delivered notice to HOIC to terminate the Amended and Restated Grain Handling Agreement they hold with HOIC. The termination of the agreement will be effective January 10, 2013. The Company will begin to originate corn in house at the time of termination. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination.

The Company is also purchasing propane and anhydrous ammonia from Innovative Ag Services (IAS), a member of the Company. Total purchases for the years ended September 30, 2012, 2011 and 2010 were $170,878, $16,402 and $21,714, respectively.

Note 8.    Commitments and Major Customer and Subsequent Event

On September 25, 2009, the Company entered into an agreement with an unrelated entity.  The agreement became effective on October 1, 2009.  The unrelated entity is responsible for marketing and purchasing all of the ethanol produced by the company.  For the years ended September 30, 2012, 2011 and 2010, the Company has expensed $690,664, $712,258 and $695,945, under this agreement for marketing fees, respectively.  Revenues with this customer were $126,439,534, $139,535,766 and $94,611,865 for the years ended September 30, 2012, 2011 and 2010, respectively.  Trade accounts receivable of $6,778,356 and $6,129,247 was due from the customer as of September 30, 2012 and 2011 respectively.  As of September 30, 2012, the Company has ethanol sales commitments with the unrelated entity of 5,380,000 gallons through December 2012. The sales price is approximately 10 cents under the monthly average OPIS-Chicago index price.

Subsequent to year end, the Company and unrelated party mutually agreed to terminate the ethanol marketing agreement effective December 31, 2012.

 The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grain as of October 1, 2007.   For the years ended September 30, 2012, 2011 and 2010, the Company has expensed marketing fees of $628,349, $535,226 and $295,353, respectively, under this agreement.  Revenues with this customer were $38,564,213, $31,715,564 and $19,434,064 for the years ended September 30, 2012, 2011 and 2010, respectively.  Trade accounts receivable of $2,064,496 and $1,083,695 was due from the customer as of September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company has distiller’s grain sales commitments with the unrelated entity of 4,385 tons for a total sales commitment of approximately $1,176,418 less marketing fees.

The Company has an agreement with an unrelated party to provide the coal supply for the ethanol plant.  The agreement includes the purchase of coal at a cost per ton and a transportation cost per ton as defined in the agreement.  The cost is subject to price adjustments on a monthly basis.  If the Company fails to purchase the minimum number of tons of coal for the calendar year , the Company shall pay an amount per ton multiplied by the difference of the minimum requirement and actual quantity purchased.  That agreement expired as of January 1, 2008.   On October 1, 2007 the Company entered into an amended agreement to the original coal supply agreement.  The term of the agreement has been extended from the original expiration date to January 1, 2013.  The same minimum purchase commitment is required from the Company as the previous agreement.  The calendar year 2012 has a remaining estimated purchase commitment totaling approximately $89,702.  For the years ended September 30, 2012, 2011 and 2010, the Company has purchased coal of $7,217,257, $7,001,676 and $5,989,438 respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 216,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low prices for the full calendar month of date of loading plus $0.1875 per net gallon. The term of the contract is from October 1, 2012 through December 31, 2012.   The estimated future purchase commitment on this contract is approximately $470,297.

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

Derivatives not designated as hedging instruments as of September 30, 2012 and 2011 are as follows:

	2012	2011
Derivative assets	$134,050	$292,375
Cash held by (due to) broker	(62,072)	227,670
Total	$71,978	$520,045

The effects on operating income from derivative activities is as follows for the years ending September 30, are as follows:

	2012	2011	2010
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(7,308)	$(2,655,034)	$45,434
Unrealized	—	1,528,367	(1,483,997)
Total effect on revenue	(7,308)	(1,126,667)	(1,438,563)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(1,134,488)	(2,946,138)	604,475
Unrealized	134,050	(44,125)	849,475
Total effect on cost of goods sold	(1,000,438)	(2,990,263)	1,453,950

Total (decrease) increase to operating income due to derivative activities	$(1,007,746)	$(4,116,930)	$15,387

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$134,050	$134,050	$—	$—

	2011
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,375	$292,375	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2012, 2011 and 2010 totaled $72,360, $65,495 and $69,069, respectively.

Note 12.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company’s operation of the corn oil extraction system is infringing at least one patent. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel and has asserted various defenses including that it does not infringe and, further, that the patents are invalid.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

Note 13.    Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of property for the year ended September 30, 2012.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's chairman and chief financial  officer, have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls and procedures  (as defined in Rule  13a-15(e)  under  the Securities Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the chairman and the chief financial  officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2012, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2012 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

Lincolnway Energy did not have any information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2012 that was not reported on a Form 8-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)
Jeff Taylor	46	Director and Chairman
Kurt Olson	56	Director and Vice Chairman
Richard Johnson	77	Director and Secretary
Terrill Wycoff	70	Director and Treasurer
Timothy Fevold	52	Director
William Couser	58	Director
James Hill	67	Director
Rick Vaughan	53	Director
Brian Conrad	51	Director
Kim Supercynski	50	Chief Financial Officer and Interim President and Chief Executive Officer

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

Over that period of time, Lincolnway Energy, along with the ethanol industry in general and the economy as a whole, have experienced a wide range of political, economic and market circumstances, ranging from very favorable to very difficult circumstances. The current directors have therefore gained valuable background and experience over a diverse range of circumstances that do not always occur over just an eight year period of time.

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

Another factor that was considered and that applies to each director is that each director has individual experience in operating a business through their own personal business endeavors that are discussed below. Each director has also evidenced a willingness and ability in their individual businesses to consider and pursue innovative or new approaches, as well as a willingness and ability to assume leadership roles in those businesses and industries, all of which are attributes that are helpful in an evolving and changing industry such as the ethanol industry. Another practical consideration is that each director is willing to devote the time, which can be significant at times, that is necessary to serve as a director and on committees of the directors. The following paragraphs provide some information regarding the directors and executive officers of Lincolnway Energy.

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

Richard Johnson. Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2013.  He has served as the secretary of Lincolnway Energy since March, 2011.  Richard was a self-employed certified public accountant from 2003 until his retirement in 2009.  He has served as a director of a bank holding company, Ogden Bancshares, since 2006, and as a director of one of its subsidiaries, Ames Community Bank, since 2009.  He served as a director of another Ogden Bancshares subsidiary, Vision Bank of Iowa, from 2006 until April, 2010.  He also served as a director of EMC National Life Insurance Company (EMCNL) from 2003 until May, 2010.  Richard has been a director and the treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000.  Richard serves as chairman of the Capital/Shareholder Committee of Ogden Bancshares and is chairman of the audit committee for PMMIC.  Richard served as the audit committee chair of EMCNL from 2003 until May, 2010, and as a member of the audit committee of Vision Bank of Iowa from 2006 until April, 2010.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Richard completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, which is the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Richard served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.  Richard brings, among other things, financial accounting experience, including audit committee experience, and outside board and association experience to the directors.

Brian Conrad. Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2014. Mr. Conrad served as the vice chairman of Lincolnway Energy from May, 2008 until February, 2011. Mr. Conrad has been employed with Exelon Wind as Manager, Business Development since December 2010 and is involved in the development and acquisition of wind projects. Prior to Exelon Wind, Mr. Conrad was employed with John Deere Credit from 1988 until December, 2010. He held various positions with John Deere Credit, including credit operations, and sales and marketing. His last position with John Deere Credit was Business Development Manager for the Western U.S. for John Deere Wind Energy. On December 10, 2010 Exelon Corporation purchased John Deere Wind Energy. Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration. Mr. Conrad provides, among other things, background and experience in sales, financing and acquisitions to the directors.

Terrill Wycoff. Terry Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2015.

Terry has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. Terry retired on March 31, 2012 from his employment at First National Bank, Ames, Iowa after 50 years of service. Terry's last position with First National Bank was Executive Vice President. He still serves as a member of the board of directors of First National Bank. Terry adds, among other things, background and experience in banking and finance to the directors.

Timothy Fevold. Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2014. Mr. Fevold served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He is currently chairman of Lincolnway Energy's Corporate Governance and Nominating Committee, and he also serves on the Audit Committee. Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager. He represents absentee landowners throughout Central Iowa. Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987. Mr. Fevold brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

William Couser. Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2015. Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past eight years, and he served as the president of the Iowa Renewable Fuels Association from January, 2004 to December, 2010. He is also serving as a director of the Iowa Cattlemen's Association and Iowa Institute for Coops. He has served as director on those boards for the past five years. Mr. Couser has been self-employed as a farmer since 1977. His farming operations include row crops and cattle. Mr. Couser brings, among other things, additional agricultural and management background and experience to the directors. Mr. Couser also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

James Hill. Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members which will be held in 2013. Following graduation from college, Mr. Hill worked in management at Northwestern Bell Telephone Company in various capacities in Minnesota. In 1969, he returned to the family farming and cattle feeding operation in Iowa. While farming and feeding cattle, Mr. Hill became involved in cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen's Association. He also served as president of the board of directors of the Ellsworth-Williams Coop during its merger with Prairie Land Coop. He has also served as an advisory council member for Farm Credit Services of America since approximately 1994. Mr. Hill brings, among other things, additional agricultural, management and outside board and industry association background and experience to the directors.

Rick Vaughan. Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August 2011. Prairie Land Cooperative merged with Innovative Ag Services on September 1, 2011. He became Co-CEO of Innovative Ag Services on September 1, 2011 and CEO in December 2012. Innovative Ag Services is a farm supply business serving producers in grain marketing and services, agronomy products and services, feed manufacturing, diesel fuel and propane products and services. Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Kim Supercynski. Ms. Supercynski has served as the chief financial officer of Lincolnway Energy since October 2005. Kim was appointed to serve as Lincolnway Energy's interim president and chief executive officer effective as of November 9, 2012 and until a new president and chief executive officer is identified and retained by Lincolnway Energy. She served as the corporate controller for Garst Seed Company, located in Slater, Iowa, from approximately February 1996 to October 2005. Her responsibilities in that capacity included overseeing the accounting department. Garst Seed Company is an affiliate of Syngenta, Inc., which is a large international company that sells, markets and produces agricultural seed. Prior to working at Garst Seed Company. Kim was a controller for a third party administrator for employee benefit plans. She also has six years of experience working in public accounting. Kim is a certified public accountant and a certified treasury professional.

Rick Brehm was with Lincolnway Energy from May 17, 2005 until November 9, 2012. Rick first served as the general manager, and then served as president and chief executive officer from July 13, 2005 until November 9, 2012.

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

Significant Employees

Lincolnway Energy currently has three employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above. Those employees are Kristine Strum, David Sommerlot and Owen Shunkwiler. Lincolnway Energy does not have a written employment agreement with any of those employees.

Kristine Strum.    Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005. She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005. Iowa Newspapers, Inc. is a newspaper publishing company. Ms. Strum is 46.

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

Owen Shunkwiler. Mr. Shunkwiler was retained as Lincolnway Energy's Director of Grains on October 22, 2012. He will manage Lincolnway Energy's in-house corn origination. He was employed by Cargill, Inc. from 1979 to 1994 as a country elevator location manager in Montana and Nebraska. He moved to Sioux City, Iowa to serve as the general manager of the Sioux City Livestock Market from 1994 to 1996. He served as location manager for Archer Daniels Midland from 1997 until February 2002 in Iowa and Texas. He was employed by POET in February 2002 as general manager of the dry mill ethanol plant until August 2011. Mr. Shunkwiler was a search consultant with Hedlin Ag Enterprises from March 2012 to October 2012. Mr. Shunkwiler is 56.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2012 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

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

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Directors", "Compensation Of Executive Officers", "Compensation Committee Interlocks And Insider Participation" and "Compensation Committee Report" sections in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2013, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2012 by the directors and executive officers of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2012.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership1		Percent of Class
William Couser, Director	413	2	0.98%
Jeff Taylor, Director and Chairman	500	2,3	1.19%
Timothy Fevold, Director	101		0.24%
Terrill Wycoff, Director and Treasurer	275		0.65%
James Hill, Director	250		0.59%
Brian Conrad, Director	553	2	1.32%
Rick Vaughan, Director	—		—%
Richard Johnson, Director and Secretary	140		0.33%
Kurt Olson, Director and Vice Chairman	200		0.48%
Kim Supercynski, Chief Financial Officer	25	4	0.06%
David Sommerlot, Plant Manager	—		—%
Owen Shunkwiler, Director of Grains	—		—%
All directors and executive officers as a group	2,457		5.84%

1	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

2	All of the units are pledged as security by the listed individual.

3	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees.

4	All of the units are owned by the spouse of the listed individual.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2012, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

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

Item 14.    Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by McGladrey LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2011 and 2012 and fees billed for other services rendered by McGladrey LLP and its affiliate RSM McGladrey, Inc. during those periods:

	Year Ended September 30,
	2012	2011
Audit Fees	$80,600	$79,000
Tax Fees	$19,255	$24,000
Total	$99,855	$103,000

Audit Fees.  The audit fees were billed for the audit by McGladrey LLP of Lincolnway Energy's annual financial statements and review of the financial statements included in Lincolnway Energy's quarterly reports on Form 10-Q or services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements.

Tax Fees.  The tax fees were billed for services rendered by McGladrey LLP or RSM McGladrey, Inc. for tax compliance, tax advice and tax planning.  The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1's.

Each specific engagement of McGladrey LLP is pre-approved by the audit committee of the board of Lincolnway Energy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth in Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grains Marketing Agreement Between Lincolnway Energy and Hawkeye Gold, LLC	E-1
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9.1	12/21/2007
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.15	12/22/2009
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLC; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC	E-3
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Service of America, FLCA and Lincolnway Energy, LLC	E-16
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC	E-25
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009

31.1	Rule 13a-14(a) Certification of Chairman	E-35
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-36
32.1	Section 1350 Certification of Chairman	E-37
32.2	Section 1350 Certification of Chief Financial Officer	E-38
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 21, 2012	By:	/s/ Jeff Taylor
Jeff Taylor, Chairman

Date: December 21, 2012	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 21, 2012	/s/ William Couser
William Couser, Director

Date: December 21, 2012	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 21, 2012	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 21, 2012	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 21, 2012	/s/ Kurt Olson
Kurt Olson, Director

Date: December 21, 2012	/s/ James Hill
James Hill, Director

Date: December 21, 2012	/s/ Brian Conrad
Brian Conrad, Director

Date: December 21, 2012	/s/ Richard Johnson
Richard Johnson, Director

Date: December 21, 2012	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 21, 2012	/s/ Kim Supercynski
Kim Supercynski, Chief Financial
Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2012

Description of Exhibit			Page
10.7.1	Amendment to Distiller's Grains		E-1
Marketing Agreement Between
Lincolnway Energy, LLC and
Hawkeye Gold, LLC

10.16	Master Loan Agreement and Amendment Among		E-3
Farm Credit Services of America,
FLCA; Farm Credit Services of
America, PCA; and
Lincolnway Energy, LLC

10.17	Revolving Term Loan Supplement and Amendment		E-16
Between Farm Credit Service of
America, FLCA; and
Lincolnway Energy, LLC

10.18	Monitored Revolving Credit Supplement		E-25
and Amendment Between Farm Credit
Services of America, PCA and
Lincolnway Energy, LLC

31	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a) Certification of Chairman	E-35
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-36
32	Section 1350 Certifications
	32.1	Section 1350 Certification of Chairman	E-37
	32.2	Section 1350 Certification of Chief Financial Officer	E-38