Form 10-Q
period 2012-12-31
Lincolnway Energy, LLC
filed 2013-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2013.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$182,398	$151,824
Derivative financial instruments (Note 8 and 9)	197,479	71,978
Trade and other accounts receivable (Note 7)	7,193,819	9,276,324
Inventories (Note 3)	7,031,484	5,922,936
Prepaid expenses and other	301,158	325,361
Total current assets	14,906,338	15,748,423

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	6,949,062
Buildings and improvements	1,604,305	1,604,305
Plant and process equipment	79,580,097	79,580,097
Office furniture and equipment	406,253	405,188
Construction in progress	28,595	21,226
	88,568,312	88,559,878
Accumulated depreciation	(53,288,295)	(51,313,592)
	35,280,017	37,246,286

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $314,152 and $305,384	157,809	166,577
Deposits	298,350	298,350
Investments	190,488	190,488
	997,647	1,006,415

	$51,184,002	$54,001,124

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	December 31, 2012	September 30, 2012
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,067,543	1,018,976
Accounts payable, related party (Note 6)	642,009	829,067
Current maturities of long-term debt (Note 5)	25,618	50,968
Current settlement payable, related party (Note 6)	—	425,000
Revolving credit loan (Note 4)	3,771,000	200,000
Accrued expenses	1,057,500	896,744
Total current liabilities	6,563,670	3,420,755

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	187,053	3,424,053
Settlement payable, net of current amount, related party (Note 6)	1,275,000	1,275,000
Deferred revenue	1,000,000	—
Other	450,000	450,000
Total noncurrent liabilities	2,912,053	5,149,053

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	2,718,174	6,441,211
	41,708,279	45,431,316

	$51,184,002	$54,001,124

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)

Revenues (Notes 2 and 6)	$47,412,674	$43,261,476

Cost of goods sold	50,188,672	40,531,955

Gross profit (loss)	(2,775,998)	2,729,521

General and administrative expenses	882,698	673,142
Gain on sale of property (Note 11)	—	496,098

Operating income (loss)	(3,658,696)	2,552,477

Other income (expense):
Interest income	848	2,249
Interest expense	(65,189)	(48,488)
	(64,341)	(46,239)

Net income (loss)	$(3,723,037)	$2,506,238

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(88.54)	$59.60

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2012	December 31, 2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,723,037)	$2,506,238
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,983,471	1,947,070
Gain on sale of property	—	(496,098)
Changes in working capital components:
Derivative financial instruments	(125,501)	(104,776)
Trade and other accounts receivable	2,082,505	1,575,702
Inventories	(1,108,548)	378,041
Prepaid expenses and other	24,203	72,962
Accounts payable	48,567	142,382
Accounts payable, related party	(187,058)	(265,084)
Settlement fee payable, related party	(425,000)	—
Deferred revenue	1,000,000	—
Accrued expenses	160,756	436,004
Net cash provided by (used in) operating activities	(269,642)	6,192,441

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,434)	(808,308)
Proceeds from sale of property	—	1,181,000
Net cash provided by (used in) investing activities	(8,434)	372,692

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit loan	14,884,000	—
Payments on revolving credit loan	(11,313,000)	—
Proceeds from long-term borrowings	1,100,000	—
Payments on long-term borrowings	(4,362,350)	(2,402,500)
Net cash provided by (used in) financing activities	308,650	(2,402,500)

Net increase in cash and cash equivalents	30,574	4,162,633

CASH AND CASH EQUIVALENTS
Beginning	151,824	34,135
Ending	$182,398	$4,196,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest net of amount capitalized	$70,172	$81,458

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$1,387
Construction in progress included in accrued expenses	$—	$20,000
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

Basis of presentation and other information: The balance sheet as of September 30, 2012 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2012 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the term of the contract.

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

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities.

Reclassification: Certain amounts in the 2011 cash flow statement have been reclassified to be consistent with their 2012 presentation.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2012	December 31, 2011
Ethanol	$34,013	$33,713
Distillers' Grains	12,478	8,138
Other	922	1,410

Note 3.    Inventories

Inventories consist of the following as of:

	December 31, 2012	September 30, 2012

Raw materials, including corn, coal, chemicals and supplies	$2,760,603	$2,048,130
Work in process	1,252,169	1,432,257
Ethanol and distillers grains	3,018,712	2,442,549
Total	$7,031,484	$5,922,936

As of December 31, 2012 and September 30, 2012 the Company recognized a reserve of $552,000 and $368,000, respectively, for a lower of cost or market inventory adjustment.

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 20, 2012. One of the supplements of the agreement is a monitored revolving credit loan for up to $10,000,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $9,000,000 as of December 31, 2012). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2013. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was a balance of $3,771,000 outstanding as of December 31, 2012.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2012	September 30, 2012

Revolving term loan. (A)	$—	$3,237,000

Note payable to Iowa Department of Transportation. (B)	212,671	238,021
	212,671	3,475,021
Less current maturities	(25,618)	(50,968)
	$187,053	$3,424,053

(A)
The Company entered into a new master loan agreement with a financial institution on August 20, 2012. One of the supplements of the agreement is a revolving term loan available for up to $5,000,000. The revolving term loan is to be used to provide working capital. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.50%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on June 1, 2017. The September 30, 2012 balance was paid off during the quarter ended December 31, 2012.

(B)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments will be due semiannually through July 2016.  The loan is secured by all rail track material constructed as part of the plant construction.  The debt is subordinate to the above financial institution revolving term loan (A) and revolving credit loan (Note 4.)

Note 6.    Related-Party Transactions

The Company entered into an agreement on January 24, 2006 with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement may be terminated before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.  The Company purchased corn totaling $41,257,123 for the three months ended December 31, 2012.  There were corn purchases of $29,791,413 for the three months ended December 31, 2011. As of December 31, 2012, the Company had several cash corn contracts with Key representing 228,254 bushels of corn, for a commitment of $1,722,132.  The contracts mature on various dates through March 2013.  The Company also has made some fuel and propane purchases from Key amounting to $23,658 and $30,068, respectively for the three months ended December 31, 2012 and 2011 . As of December 31, 2012 the amount due to Key is $547,055.

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they hold with Key. The termination of the agreement will be six months from the date of the notice, effective October 10, 2012. The Company will begin to originate corn in house at the time of the termination. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination, due on January 1 of each year. On December 28, 2012 the first payment of $425,000 plus $12,412 of accrued interest was made.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The Company is also purchasing anhydrous ammonia and propane from Innovative Ag Services, a member of the Company.  Total purchases for the three months ended December 31, 2012 and 2011 is $96,482 and $16,520, respectively. As of December 31, 2012 there is $94,954 due to Innovative Ag Services.

Note 7.    Commitments and Major Customer

The Company has an agreement with an unrelated entity for marketing ,selling and distributing all of the ethanol produced by the Company. For the three months ended December 31, 2012 and 2011 the Company has expensed $138,262 and $170,383, respectively, under this agreement for marketing fees. Revenues with this customer were $34,012,975 and $33,713,458, respectively, for the three months ended December 31, 2012 and 2011. Trade accounts receivable of $5,326,768 was due from the customer as of December 31, 2012.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three months ended December 31, 2012 and 2011, the Company has expensed marketing fees of $187,396 and $138,288, respectively, under this agreement. Revenues with this customer were $12,478,100 and $8,138,333, respectively, for the three months ended December 31, 2012 and 2011. Trade accounts receivable of $1,564,428 was due from the customer as of December 31, 2012.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2013 the estimated purchase commitment totals, $2,030,000.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 243,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1875/usg. The term of the contract is from January 1, 2013 through March 31, 2013. The minimum future purchase commitment is $581,621.

Note 8.    Risk Management

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts.  Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives. The Company treats all contracts with the same counterparty on a net basis on the balance sheet.

Derivatives not designated as hedging instruments are as follows:

	December 31 2012	September 30 2012
Derivative assets	$—	$134,050
Derivative liabilities	(22,900)	—
Cash held by (due to) broker	220,379	(62,072)
Total	$197,479	$71,978

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2012	December 31, 2011

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	900,735	79,563
Unrealized	(22,900)	(408,150)
Total effect on cost of goods sold	877,835	(328,587)

Total increase (decrease) to operating income due to derivative activities	$877,835	$(328,587)

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$(22,900)	$(22,900)	$—	$—

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$134,050	$134,050	$—	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a nonrecurring basis were not significant at December 31, 2012

Note 10.    Contingency

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

Note 11.     Sale of Property

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Items 1A, 7 and 7A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 19% above the nameplate production. For the three months ended December 31, 2012, Lincolnway Energy was producing 8% above nameplate.

Lincolnway Energy's ethanol was marketed by Green Plains Trading Group, LLC until January 1, 2013, at which time the ethanol began to be marketed by Eco-Energy, LLC. Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.   Lincolnway Energy estimates that it will produce approximately 4,700 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

EPCO Carbon Dioxide Products, Inc. has a plant located on Lincolnway Energy's site that collects the carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO also markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will produce approximately 87,000 tons of carbon dioxide gas per year.

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide gas will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide gas on a economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

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

Executive Summary

Highlights for the three months ended December 31, 2012, are as follows:

•Total revenues increased 9.5% or $4.1 million, compared to the 2011 comparable period.

•Total cost of goods sold increased 23.8%, or $9.7 million compared to the 2011 comparable period.

•Net income decreased by $6.2 million to a net loss of $3.7 million, compared to net income of $2.5 million for the 2011 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2012		2011

Revenue	$47,413	100.0%	$43,261	100.0%
Cost of goods sold	50,189	105.9%	40,532	93.7%
Gross profit (loss)	(2,776)	(5.9)%	2,729	6.3%
General and administrative expenses	883	1.9%	673	1.6%
Gain on sale of property	—	—%	496	1.1%
Operating income (loss)	(3,659)	(7.8)%	2,552	5.9%
Other net expense	(64)	(0.1)%	(46)	(0.1)%
Net income (loss)	$(3,723)	(7.9)%	$2,506	5.8%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2012	2011

Ethanol sold (gallons in thousands)	14,861	13,631
Average gross price of ethanol sold (dollars per gallon)	$2.29	$2.47
Dry distillers grains sold (tons)	40,201	34,193
Average dry distillers grains sales price per ton	$305.90	$234.31
Average corn cost per bushel	$7.57	$6.26

Results of Operations for the Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011

Revenues. Revenues increased by $4.1 million, or 9.5% to $47.4 million for the three months ended December 31, 2012 from $43.3 million for the three months ended December 31, 2011 . There was a slight increase in ethanol sales of $.3 million, or 0.9%, to $34.0 million for the three months ended December 31, 2012 from $33.7 million for the three months ended December 31, 2011. The average price of ethanol sold decreased to $2.29 per gallon for the three months ended December 31, 2012 compared to $2.47 per gallon for the three months ended December 31, 2011. The decrease in ethanol price is due to the oversupply of ethanol and decrease in demand for ethanol during that time period. Ethanol sales volume however increased approximately 1.2 million gallons, or 9.0% for the three months ended December 31, 2012, when compared to the three months ended December 31, 2011. The increase in sales volume in 2012 is due to a decrease in sales volume in 2011 due to a decrease in production from an extended maintenance shutdown in November 2011.

Sales from co-products increased by $4.0 million, or 42.4%, to $13.4 million for the three months ended December 31, 2012 from $9.4 million for the three months ended December 31, 2011. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the volume of dried distillers grains sold and the increase in price generated the co-product increase for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The average price of dried distillers grain sold was $305.90 per ton for the three months ended December 31, 2012, compared to $234.31 for the three months ended December 31, 2011. The increase in dried distillers grains price is attributable to the additional demand for the product. Dried distillers grain sales volume increased by 6,008 tons, or 17.6% for the three months ended December 31, 2012, compared to the three months ended December 31, 2011. Dried distillers grain production increased for the three months ended December 31, 2012, due to the extended maintenance shutdown from the three months ended December 31, 2011. For the three months ended December 31, 2012 there were reported sales for syrup, corn oil and CO2 of approximately $.9 million, a decrease of $.3 million from the three months ended December 31, 2011.

Cost of goods sold. Cost of goods sold increased by $9.7 million, or 23.8% to $50.2 million for the three months ended December 31, 2012 from $40.5 million for the three months ended December 31, 2011. Costs increase primarily due to the increase in production and higher corn costs compared to the same quarter in the prior year. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased by $8.9 million, or 29.1% to $39.5 million for the three months ended December 31, 2012 from $30.6 million for the three months ended December 31, 2011. The average price of corn consumed was $7.57 per bushel for the three months ended December 31, 2012, compared to $6.26 for the three months ended December 31, 2011. The three months ended December 31, 2012 corn costs also included a $.878 million marked to market net gain for derivatives relating to future deliveries, compared to a $.329 million loss in the same quarter for the prior year. Corn costs represented 78.7% of our cost of goods sold for the three months ended December 31, 2012 compared to 75.6% for the three months ended December 31, 2011.

Repair and maintenance decreased by $.3 million, or 48.4% to $.3 million for the three months ended December 31, 2012 from $.6 million for the three months ended December 31, 2011. The increase is a result of an extended maintenance shut down and the costs associated with repairing the coal combustor in 2011.

Coal costs increased by $.3 million, or 16.4% to $2.2 million for the three months ended December 31, 2012 from $1.9 million for the three months ended December 31, 2011. The increase is a result of 10% increase in coal usage and increased production due to not having a maintenance shutdown in the fall of 2012. The price of coal per ton increased by 5% to $75.01 per ton for the three months ended December 31, 2012 from $71.38 per ton for the three months ended December 31, 2011.

Dried distillers grains freight costs increased by $.6 million, or 48.4% to $1.9 million for the three months ended December 31, 2012 from $1.3 million for the three months ended December 31, 2011. The increase is due to a 17.6% increased in tons sold and an increase in container and railcar sales that have higher freight costs than truck sales.

General and administrative. General and administrative expenses increased by $.2 million, or 33.3% to $.9 million for the three months ended December 31, 2012 from $.7 million for the three months ended December 31, 2011. The increase is the result of miscellaneous income received from a contractor that offset the general and administrative expense in 2011.

Gain of sale of property. On October 5, 2011, Lincolnway Energy completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the three months ended December 31, 2011.

Risks, Trends and Factors that May Affect Future Operating Results

Ethanol margins remain challenged, driving reductions in domestic plant production to 770,000 barrels per day for the week ending January 25, 2013, the Department of Energy, Energy Information Administration reported. This is the weakest production rate since the June 2010 startup of weekly ethanol reports by the agency, down 1.79% from two weeks previous, and falling 18% behind year ago output. Ethanol margins have improved modestly as a result of reduced grind. Margin improvement remains fragile as the margin is being driven by reduced supply not higher demand. Corn prices have remained range bound and firm with a lack of farmer selling under $7.50 cash. Drought conditions are persistent in the Midwest with much anticipation for the development of more normal spring weather patterns.

The USDA, December 1, 2012 Grain Stocks Estimates were released January 11, 2013 including supply and demand forecasts. These are important forecasts because the final production estimates have been incorporated and the USDA also can work with the September - November residual usage estimates based on the December 1st stocks report. At this time the markets are using trend yields to develop opinions of what planted corn and soybean acreage will be in 2013, and while tentative, the estimates still provide a benchmark to work from as we enter the planting season. USDA raised their 2012/2013 corn/feed residual usage forecast 300 million bushels from 4.150 to 4.450 billion bushels and cut their export forecast by 200 million bushels from 1.150 billion to 950 million bushels compared to the previous month. Their carryout forecast is now 602 million bushels down 45 million bushels from last month.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover ethanol and distillers grains subject to changing prices in those products. Lincolnway Energy continues to monitor and works to ensure adequate supply and protection against rapids price increases for corn and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2012	2011
Net cash provided by (used in ) operating activities	$(270)	$6,192
Net cash provided by (used in) investing activities	(8)	373
Net cash provided by (used in) financing activities	309	(2,403)
Net increase in cash and cash equivalents	31	4,162

For the three months ended December 31, 2012, net cash (used in ) operating activities decreased by $6.5 million, when compared to cash provided by operating activities for the three months ended December 31, 2011. The decrease in cash for operating activities is primarily due to a $6.2 decrease in net income.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash (used in ) investing activities decreased by $.4 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease is due to proceeds received in 2011 from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities increased by $2.7 million for the three months ended December 31, 2012 compared to the three months ended December 31, 2011. The decrease is due to a decrease in debt payments for the three months ended December 31, 2012.

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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that they will have sufficient cash from the current credit facility and cash from operations to continue to operate the ethanol plant for the next 12 months. Operating margins are expected to remain tight through the end of the 2013 fiscal year. Mangement believes that the short corn supply has caused high corn prices and an oversupply of ethanol has negatively impacted the ethanol prices and has put a large amount of pressure on liquidity. Working capital exceeded $8.0 million as of December 31, 2012 and is projected to be in the $6.0 to $8.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Lincolnway Energy's ethanol production was sold to Green Plains Trade Group LLC (GPTG) until January 1, 2013, at which time the ethanol began to be sold to Eco-Energy, LLC. The purchase price that was paid to Lincolnway Energy under the contract with GPTG was GPTG's contract selling price for the ethanol in question, less various costs and a marketing fee to GPTG.

Lincolnway Energy's distiller's grain production is sold to Hawkeye Gold, LLC. The sales price for the distillers grains is Hawkeye Gold's contract selling price for the distillers grains in question, less freight costs and a marketing fee to Hawkeye Gold.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2012 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months
	Ended	Ended
	December 31, 2012	December 31, 2011

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	900,735	79,563
Unrealized	(22,900)	(408,150)
Total effect on cost of goods sold	877,835	(328,587)

Total increase (decrease) to operating income due to derivative activities	$877,835	$(328,587)

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

As of December 31, 2012 and September 30, 2012 the Company recognized a reserve of $552,000 and $368,000, respectively, for a lower of cost or market inventory adjustment.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In addition to the various risks inherent in the ethanol industry and Lincolnway Energy's operations, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in certain commodity prices and changes in interest rates.

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains.  The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy experienced those market conditions during the three months ended December 31, 2012. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2012 was, respectively, approximately $7.57 per bushel, compared to $6.26 per bushel for the three months ended December 31, 2011.

During the quarter ended December 31, 2012, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $6.91 per bushel for March 2013 delivery to a high of $7.60 per bushel.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended December 31, 2011 ranged from a low of $5.79 per bushel for March 2012 delivery to a high of $6.56 per bushel.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2012 was, $2.29 per gallon, as compared to $2.47 per gallon, during the three months ended December 31, 2011.

During the quarter ended December 31, 2012, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.19 per gallon for January 2013 delivery to a high of $2.47 per gallon.   The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2011 ranged from a low of $2.06 per gallon for January 2012 delivery to a high of $2.79.

Lincolnway Energy may from time to time take various cash, futures, options or other positions in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn and ethanol. The extent to which Lincolnway Energy enters into such positions may vary substantially from time to time and based on various factors, including seasonal factors and Lincolnway Energy's views as to future market trends. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences that are beyond the control of Lincolnway Energy. Lincolnway Energy could incur substantial losses on its cash, futures options or other positions.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2012 was $877,835, as opposed to the net loss of $328,587 for the three months ended December 31, 2011.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of February 1, 2013, Lincolnway Energy has corn coverage through March 2013. Lincolnway Energy continues to stay at a near neutral corn position due to low margins and lack of ability to lock in profitable ethanol sales margins Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended December 31, 2012 and 2011 represented approximately 4% and 5%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of December 31, 2012	Interest Rate

Farm Credit - revolving credit loan	$3,771,000	3.46%

Farm Credit - revolving term loan	$—	3.76%

Iowa Department of Transportation	$212,671	2.11%

The interest rate under the IA. Department of Transportation loan agreement is fixed at the interest rates specified above. The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.25% adjusting weekly. The interest rate on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 3.5% adjusted weekly.

Lincolnway Energy does not anticipate any material increase in interest rates during 2013.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's chairman and Lincolnway Energy's chief financial  officer,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's chairman and Lincolnway Energy's chief financial  officer have  concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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

Since the beginning of the case, GS CleanTech has obtained issuance of additional United States patents related to the corn oil separation technology. As a result, additional patents have been asserted against Lincolnway Energy. In addition to the '858 Patent, GS CleanTech has now asserted U.S. Patent No. 8,008,516 (the "'516 Patent") and U.S. Patent No. 8,008,517 (the "'517 Patent"), both of which are continuations of, and are based upon, the disclosures of, the '858 Patent. GS CleanTech has also asserted U.S. Patent No. 8,168,037 ("'037 Patent") against Lincolnway Energy and certain of the other MDL Defendants. The '037 Patent purports to cover certain process steps and is based upon a slightly differing patent specification as compared to the '858 Patent. Additionally, on November 7, 2012, the United States District Court for the Southern District of Indiana entered an Order granting permission to GS CleanTech to assert newly issued United States Patent No. 8,283,484 ("'484 Patent"). The litigation began as an infringement claim of one patent, but, with the additional patents noted in this paragraph, now involves five different patents.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2012 and filed with the Securities and Exchange Commission on December 21, 2012.

The increased corn costs caused primarily by the drought in 2012, along with the weaker ethanol prices over the past several months, have caused various ethanol plants to suspend production, and it is likely that other plants will also suspend production if the current corn and ethanol market conditions continue. It is also possible that some ethanol plants may fail if the current corn and ethanol market conditions worsen or continue, which could lead to further consolidations within the ethanol industry.

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

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are industry and legislative proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. For example, it has been reported that the American Petroleum Institute ("API") is considering asking the Supreme Court to review the recent ruling of the U.S. Court of Appeals for the District of Columbia that upheld the EPA's decision to allow E15 fuel for cars made in 2001 or later. The API is also reported to support a repeal of the renewable fuels standards. Also, if ethanol production does not increase, or declines due to the current adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which then might also provide support for those who want to reduce or eliminate those standards.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit, debt ceiling and related budget and tax issues in the United States and abroad. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and possibly further increases in tax rates, are likely to occur. Some of the tax and other incentives that benefit the ethanol industry have already been eliminated or reduced, and some of the remaining incentives could also be eliminated or reduced. Nearly all of the states and local communities are facing similar economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are also being faced by Europe and many other regions and countries, all of which adversely affects the United States.

There is still a substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations. There have been changes in the government in some countries, and additional and further changes are possible. It is not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2012 through December 31, 2012.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of October 1, 2012 through December 31, 2012.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2012 through December 31, 2012 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2012 through December 31, 2012 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy		10-K	9/30/2010	3.2	12/21/2010
10.5	Loan Agreement Between Lincolnway Energy, LLC and Iowa Department of Transportation		10		10.5	1/27/2006
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grain Marketing Agreement Between Lincolnway Energy and Hawkeye Gold, LLC		10-K	9/30/2012		12/21/2012
*10.9	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc. See Exhibit 10.9.1 for an amendment to this agreement.		10		10.9	1/27/2006
*10.9.1	Amendment Number One to Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-K	9/30/2007	10.9.1	12/21/2007
10.11	Amended and Restated Grain Handling Agreement Between Lincolnway Energy, LLC and Heart of Iowa Cooperative		10		10.11	1/27/2006
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Green Plains Trade Group LLC		10-K	9/30/2009	10.15	12/22/2009
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLC; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC		10-K	9/30/2012		12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-K	9/30/2012		12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-K	9/30/2012		12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	E-1

*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	E-2
31.1	Rule 13a-14(a) Certification of Chairman	E-3
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-4
32.1	Section 1350 Certification of Chairman	E-5
32.2	Section 1350 Certification of Chief Financial Officer	E-6
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 14, 2013	By:	/s/ Jeff Taylor
Name: Jeff Taylor
Title: Chairman

February 14, 2013	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2012

Description of Exhibit.			Page

*10.19		Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	E-1

*10.20		Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer	E-2

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Chairman	E-3

	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-4

32	Section 1350 Certifications

	32.1	Section 1350 Chairman	E-5

	32.2	Section 1350 Certification of Chief Financial Officer	E-6

101	Interactive Data Files ( furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission