Form 10-Q
period 2013-03-31
Lincolnway Energy, LLC
filed 2013-05-15
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2013.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,420,766	$151,824
Derivative financial instruments (Note 8 and 9)	—	71,978
Trade and other accounts receivable (Note 7)	4,611,730	9,276,324
Inventories (Note 3)	6,958,423	5,922,936
Prepaid expenses and other	282,862	325,361
Total current assets	15,273,781	15,748,423

PROPERTY AND EQUIPMENT
Land and land improvements	6,949,062	6,949,062
Buildings and improvements	1,625,531	1,604,305
Plant and process equipment	79,583,047	79,580,097
Office furniture and equipment	400,891	405,188
Construction in progress	4,455	21,226
	88,562,986	88,559,878
Accumulated depreciation	(55,209,136)	(51,313,592)
	33,353,850	37,246,286

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $322,918 and $305,384	149,043	166,577
Deposits	298,350	298,350
Investments	196,102	190,488
	994,495	1,006,415

	$49,622,126	$54,001,124

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	March 31, 2013	September 30, 2012
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,402,431	1,018,976
Accounts payable, related party (Note 6)	530,241	829,067
Current maturities of long-term debt (Note 5)	51,506	50,968
Current settlement payable, related party (Note 6)	425,000	425,000
Revolving credit loan (Note 4)	3,776,000	200,000
Accrued expenses	965,369	896,744
Derivative financial instruments (Note 8 and 9)	118,270	—
Total current liabilities	7,268,817	3,420,755

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	161,165	3,424,053
Settlement payable, net of current amount, related party (Note 6)	850,000	1,275,000
Deferred revenue	1,000,000	—
Other	450,000	450,000
Total noncurrent liabilities	2,461,165	5,149,053

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	902,039	6,441,211
	39,892,144	45,431,316

	$49,622,126	$54,001,124

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)

Revenues (Notes 2 and 6)	$47,474,370	$42,079,889

Cost of goods sold	48,484,016	43,033,139

Gross (loss)	(1,009,646)	(953,250)

General and administrative expenses	783,544	727,450

Operating (loss)	(1,793,190)	(1,680,700)

Other income (expense):
Interest income	1,040	2,038
Interest expense	(23,985)	(30,947)
	(22,945)	(28,909)

Net (loss)	$(1,816,135)	$(1,709,609)

Weighted average units outstanding	42,049	42,049

Net loss per unit - basic and diluted	$(43.19)	$(40.66)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)

Revenues (Notes 2 and 6)	$94,887,044	$85,341,365

Cost of goods sold	98,672,688	83,565,094

Gross profit (loss)	(3,785,644)	1,776,271

General and administrative expenses	1,666,242	1,400,592
(Gain) on sale of property (Note 11)	—	(496,098)
Operating income (loss)	(5,451,886)	871,777

Other income (expense):
Interest income	1,888	4,287
Interest expense	(89,174)	(79,435)
	(87,286)	(75,148)

Net income (loss)	$(5,539,172)	$796,629

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(131.73)	$18.95

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2013	March 31, 2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,539,172)	$796,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,919,581	3,906,716
Gain on sale of property	—	(496,098)
Changes in working capital components:
Derivative financial instruments	190,248	457,371
Trade and other accounts receivable	4,664,594	1,421,374
Inventories	(1,035,487)	(1,889,872)
Prepaid expenses and other	42,499	36,188
Deposits	—	178,087
Accounts payable	383,455	(157,300)
Accounts payable, related party	(298,826)	(235,965)
Settlement fee payable, related party	(425,000)	—
Deferred revenue	1,000,000	—
Accrued expenses	68,625	(200,157)
Net cash provided by operating activities	2,970,517	3,816,973

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,611)	(991,111)
Proceeds from sale of property	—	1,181,000
Increase in investments	(5,614)	(7,518)
Net cash provided by (used in) investing activities	(15,225)	182,371

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit loan	3,576,000	—
Proceeds from long-term borrowings	1,100,000	—
Payments on long-term borrowings	(4,362,350)	(2,427,323)
Net cash provided by (used in) financing activities	313,650	(2,427,323)

Net increase in cash and cash equivalents	3,268,942	1,572,021

CASH AND CASH EQUIVALENTS
Beginning	151,824	34,135
Ending	$3,420,766	$1,606,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$83,072	$106,008

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Distributions included in accrued expenses	$—	$1,051,225
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

Basis of presentation and other information: The balance sheet as of September 30, 2012 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2012 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, restricted cash, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates or the fixed rates approximate current rates offered to the Company for debt with similar terms and maturities.

Reclassification: Certain amounts in the 2012 cash flow statement have been reclassified to be consistent with their 2013 presentation.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
(In thousands)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Ethanol	$34,127	$31,428	$68,140	$65,141
Distillers' Grains	12,320	9,713	24,798	17,851
Other	1,027	976	1,949	2,386

Note 3.    Inventories

Inventories consist of the following as of:

	March 31, 2013	September 30, 2012

Raw materials, including corn, coal, chemicals and supplies	$3,644,100	$2,048,130
Work in process	1,265,324	1,432,257
Ethanol and distillers grains	2,048,999	2,442,549
Total	$6,958,423	$5,922,936

As of March 31, 2013 and September 30, 2012 the Company recognized a reserve of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 20, 2012. One of the supplements of the agreement is a monitored revolving credit loan for up to $10,000,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $6,000,000 as of March 31, 2013). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2013. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was a balance of $3,776,000 outstanding as of March 31, 2013.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2013	September 30, 2012

Revolving term loan. (A)	$—	$3,237,000

Note payable to Iowa Department of Transportation. (B)	212,671	238,021
	212,671	3,475,021
Less current maturities	(51,506)	(50,968)
	$161,165	$3,424,053

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they hold with Key. The termination of the agreement was six months from the date of the notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination, due on January 1 of each year. On December 28, 2012 the first payment of $425,000 plus $12,412 of accrued interest was made. Accrued interest payable to Key is $10,217 and none as of March 31, 2013 and 2012, respectively. On January 10, 2013, the Company began originating its own corn.

The Company purchased corn from Key totaling $21,765,266 and $63,022,389 for the three and six months ended March 31, 2013.  There were corn purchases of $34,667,303 and $64,458,716 for the three and six months ended March 31, 2012. As of March 31, 2013, the Company has a cash corn contract with Key representing 85,429 bushels of corn, for a commitment of $613,382.   The cash contract will be delivered in April 2013.   The Company also has several corn basis contracts that will mature at various dates through October 2013 and total 2,098,800 bushels of corn. The Company has made some fuel and propane purchases from Key amounting to $17,992 and $41,650, respectively for the three and six months ended March 31, 2013.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

There were miscellaneous purchases of $14,128 and $44,197 for the three and six months ended March 31, 2012. As of March 31, 2013 the amount due to Key is $163,381.

For both the three and six months ended March 31, 2013, the Company purchased corn totaling $3,614,715 from Heartland Co-op, a member of the Company. For both the three and six months ended March 31, 2012, the Company had no purchases from Heartland Co-op.The Company has a corn cash contract with Heartland Co-op that will be delivered in April 2013. The cash contract represents 111,375 bushels of corn for a commitment of $815,265. As of March 31, 2013 the amount due to Heartland Co-op is $299,668.

For both the three and six months ended March 31, 2013, the Company made corn purchases to several other members totaling $2,075,324, As of March 31, 2013 the Company entered into several cash corn contracts with several members representing 52,833 bushels and a commitment of $398,848. These contracts mature at various dates through May 2013.

The Company is also purchasing anhydrous ammonia and propane from Innovative Ag Services, a member of the Company.  Total purchases for the three and six months ended March 31, 2013 is $128,348 and $224,830, respectively. Total purchases for the three and six months ended March 31, 2012 is $1,633 and $16,520, respectively.

Note 7.    Commitments and Major Customer

On January 1, 2013, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. For both the three and six months ended March 31, 2013, the Company has expensed $180,586 under this agreement for marketing fees. Revenues with this customer were $34,127,351 for both the three and six months ended March 31, 2013. Trade accounts receivable of $2,585,161 was due from the customer as of March 31, 2013.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. For the three and six months ended March 31, 2013, the Company has expensed none and $138,262, respectively, under this agreement for marketing fees. For the three and six months ended March 31, 2012 the Company has expensed $181,836 and $352,219, respectively. Revenues with this customer were $34,012,975, for both the three and six months ended March 31, 2013. For the three and six months ended March 31, 2012, revenues with this customer were $31,427,345 and $65,140,803.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three and six months ended March 31, 2013, the Company has expensed marketing fees of $188,278 and $375,674, respectively, under this agreement. The company has expensed marketing fees of $161,596 and $299,884, respectively, for the three and six months ended March 31, 2012. Revenues with this customer were $12,319,911 and $24,798,011, respectively, for the three and six months ended March 31, 2013. For the three and six months ended March 31, 2012, revenues with this customer were $9,712,956 and $17,851,289, respectively. Trade accounts receivable of $1,621,983 was due from the customer as of March 31, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2013 the estimated purchase commitment totals $2,243,340.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 144,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline High and Low price plus $.1875/usg. The term of the contract is from April 1, 2013 through May 30, 2013. The minimum future purchase commitment is $359,784.

As of March 31, 2013, the Company had purchase commitments for forward corn cash contracts with various unrelated parties, totaling 263,533 bushels and $1,711,777. These contracts mature at various dates through January 2014. The Company also has several corn basis contracts that will mature at various dates through March 2014 and total 1,050,000 bushels of corn.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Derivatives not designated as hedging instruments are as follows:

	March 31 2013	September 30 2012
Derivative assets	$—	$134,050
Derivative liabilities	(422,863)	—
Cash held by (due to) broker	304,593	(62,072)
Total	$(118,270)	$71,978

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
(Decrease) in revenue due to derivatives related to ethanol sales:
Unrealized	$—	$(36,842)	$—	$(36,842)
Total effect on revenue	—	(36,842)	—	(36,842)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	89,981	164,650	990,716	244,213
Unrealized	(399,963)	475,000	(422,863)	66,850
Total effect on cost of goods sold	(309,982)	639,650	567,853	311,063

Total increase (decrease) to operating income due to derivative activities	$(309,982)	$602,808	$567,853	$274,221

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$(422,863)	$(422,863)	$—	$—

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$134,050	$134,050	$—	$—

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Note 11.     Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the six months ended March 31, 2012.

Note 12.     Subsequent Events

On April 17, 2013, the Company entered into a Main Extension and Gas Transportation Agreement with an unrelated party. The agreement is part of the Company's long-term plan to convert the energy source for its ethanol plant from coal to natural gas. The unrelated party will construct a pipeline that will be utilized to transport natural gas to the Company's ethanol plant. The total estimated cost of the construction of the gas pipeline to the Company is $3.2 million. The Company will pay that amount to the unrelated party through a monthly fee that is payable over a 10 year term of the Agreement. Completion of the pipeline is estimated to be the first quarter of calendar year 2015.

The Company also assigned a $3.2 million irrevocable standby letter of credit to the unrelated party to stand as security for the Company's obligation under the Agreement. It is anticipated that the letter of credit may be reduced over time as the Company makes it payment under the Agreement.

The Company also made amendments with its lender to the Master Loan Agreement, Monitored Revolving Credit Supplement and Revolving Term Loan Supplement. The Company increased its line of credit by $7.7 million to cover a portion of the letter of credit and other construction costs that will be incurred to convert from coal to natural gas.

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

Forward looking statements involve and are subject to various material risks, uncertainties and assumptions. Forward looking statements are necessarily subjective and are made based on numerous and varied estimates, projections, views, beliefs, strategies and assumptions made or existing at the time of such statements and are not guarantees of future results or performance. Forecasts and projections are also in all events likely to be inaccurate, at least to some degree, and especially over long periods of time. Forecasts and projections are also currently difficult to make with any degree of reliability or certainty given the uncertain political, financial, market, economic and other circumstances and uncertainties in existence at the time of the preparation of this quarterly report, both generally and with respect to the ethanol industry, and both in the United States and internationally. Lincolnway Energy disclaims any obligation to update or revise any forward looking statements based on the occurrence of future events, the receipt of new information, or otherwise. Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 20% above the nameplate production. For the three months ended March 31, 2013, Lincolnway Energy was producing 20% above nameplate.

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

EPCO Carbon Dioxide Products, Inc. has a plant located on Lincolnway Energy's site that collects the carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO also markets and sells the liquid carbon dioxide. Lincolnway Energy estimates that it will produce approximately 94,000 tons of carbon dioxide gas per year.

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

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and six months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2013		2012		2013		2012

Revenue	$47,474	100.0%	$42,080	100.0%	$94,887	100.0%	$85,341	100.0%
Cost of goods sold	48,484	102.1%	43,033	102.3%	98,673	104.0%	83,565	97.9%
Gross profit (loss)	(1,010)	(2.1)%	(953)	(2.3)%	(3,786)	(4.0)%	1,776	2.1%
General and administrative expenses	783	1.7%	728	1.7%	1,666	1.8%	1,400	1.6%
(Gain) on sale of property	—	—%	—	—%	—	—%	(496)	(0.6)%
Operating income (loss)	(1,793)	(3.8)%	(1,681)	(4.0)%	(5,452)	(5.8)%	872	1.0%
Other (expense)	(23)	—%	(29)	(0.1)%	(87)	—%	(75)	(0.1)%
Net income (loss)	$(1,816)	(3.8)%	$(1,710)	(4.1)%	$(5,539)	(5.8)%	$797	0.9%

The following table shows other key data for the periods presented:

	Three Months Ended		Six Months Ended
	March 31,
	(Unaudited)
Operating Data:	2013	2012	2013	2012

Ethanol sold (gallons in thousands)	14,907	14,547	29,768	28,178
Average gross price of ethanol sold (dollars per gallon)	$2.30	$2.16	$2.29	$2.31
Dry distillers grains sold (tons)	40,620	40,749	80,821	74,942
Average dry distillers grains sales price per ton	$299.10	$233.03	$302.42	$233.60
Average corn cost per bushel	$7.34	$6.31	$7.46	$6.28

Results of Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

Revenues. Revenues increased by $5.4 million, or 12.8% to $47.5 million for the three months ended March 31, 2013 from $42.1 million for the three months ended March 31, 2012 . There was a slight increase in ethanol sales of $2.7 million, or 8.6%, to $34.1 million for the three months ended March 31, 2013 from $31.4 million for the three months ended March 31, 2012. The average price of ethanol sold increased to $2.30 per gallon for the three months ended March 31, 2013 compared to $2.16 per gallon for the three months ended March 31, 2012. The increase in ethanol price is due to the decrease in overall ethanol production and lower inventory supply which increases demand and price for ethanol during that time period. Ethanol sales volume also increased approximately 0.4 million gallons, or 2.6% for the three months ended March 31, 2013, when compared to the three months ended March 31, 2012. The increase in sales volume is due to a 0.7 million decrease in ethanol finished goods inventory in the current year when compared to the prior year. On March 31, 2012, there was a large carry of ethanol inventory at the plant due to the over supply of ethanol at the terminals.

Sales from co-products increased by $2.7 million, or 24.9%, to $13.4 million for the three months ended March 31, 2013 from $10.7 million for the three months ended March 31, 2012. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the prices generated the co-product increase for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The average price of dried distillers grain sold was $299.10 per ton for the three months ended March 31, 2013, compared to $233.03 for the three months ended March 31, 2012. The increase in dried distillers grains price is attributable to higher corn costs and the additional demand for the product. For the three months ended March 31, 2013 there were reported sales for syrup, corn oil and CO2 of approximately $1.0 million, compared to $0.9 million for the three months ended March 31, 2012.

Cost of goods sold. Cost of goods sold increased by $5.5 million, or 12.7% to $48.5 million for the three months ended March 31, 2013 from $43.0 million for the three months ended March 31, 2012. Costs increased primarily due to higher corn costs compared to the same quarter in the prior year. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased by $5.9 million, or 19% to $38.3 million for the three months ended March 31, 2013 from $32.4 million for the three months ended March 31, 2012. The average price of corn consumed was $7.34 per bushel for the three months ended March 31, 2013, compared to $6.31 for the three months ended March 31, 2012. The three months ended March 31, 2013 corn costs also included a $0.3 million marked to market net loss for derivatives relating to future deliveries, compared to a $0.6 million net gain in the same quarter for the prior year. Corn costs represented 78.9% of our cost of goods sold for the three months ended March 31, 2013 compared to 75.4% for the three months ended March 31, 2012.

Ethanol freight expense decreased by $0.9 million, or 100.0% to $0 for the three months ended March 31, 2013 from $.9 million for the three months ended March 31, 2012. The decrease is due to a change in pricing for the ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

Results of Operations for the Six Months Ended March 31, 2013 as Compared to the Six Months Ended March 31, 2012

Revenues. Revenues increased by $9.6 million, or 11.2% to $94.9 million for the six months ended March 31, 2013 from $85.3 million for the six months ended March 31, 2012. The increase in total revenues was the result of an increase in ethanol sales for the six months ended March 31, 2013 , when compared to the six months ended March 31, 2012 and a increase in dried distillers grains price from the comparable period.

Sales from ethanol increased $3.0 million, or 4.6%, to $68.1 million for the six months ended March 31, 2013 from $65.1 million for the six months ended March 31, 2012. The average price of ethanol sold was $2.29 per gallon for the six months ended March 31, 2013 compared to $2.31 per gallon for the six months ended March 31, 2012. Ethanol sales volume increased approximately 1.59 million gallons, or 5.6% for the six months ended March 31, 2013 , when compared to the six months ended March 31, 2012. The increase in sales volume is due to 1.5% increase in ethanol production levels and lower finished good inventory when compared to the prior year. Due to a scheduled shutdown in the previous year, the six months ended March 31, 2013 had 9 days more of production when compared to the six months ended March 31, 2012.

The ethanol finished good inventory balance decrease approximately 0.7 million gallons when compared to the prior year. On March 31, 2012 there was a large carry of ethanol inventory at the plant due to the over supply of ethanol at the terminals.

Sales from co-products increased by $6.5 million, or 32.2%, to $26.7 million for the six months ended March 31, 2013 from $20.2 million for the six months ended March 31, 2012. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the volume of dried distillers grains sold and the sales price, generated the large increase for the six months ended March 31, 2013 when compared to the six months ended March 31, 2012. The average price of dried distillers grains sold was $302.42 per ton for the six months ended March 31, 2013 , compared to $233.6 for the six months ended March 31, 2012. The increase in dried distillers grains price is attributable to the increased price of corn and the additional demand for the product. Dried distillers grains sales volume increased by 5,879 tons, or 7.8% for the six months ended March 31, 2013 , compared to the six months ended March 31, 2012. Due to a scheduled shutdown in the previous year the six months ended March 31, 2013 had 9 days more of production when compared to the six months ended March 31, 2012. For the six months ended March 31, 2013 there were reported sales for syrup, corn oil and CO2 of approximately $2.2 million, a decrease of approximately $0.3 million from the six months ended March 31, 2012. The sales decrease is from lower corn oil prices and the implementation of adding syrup to the dried distillers grains, yielding higher dried distiller grain prices per ton than selling syrup separately.

Cost of goods sold. Cost of goods sold increased by $15.1 million, or 18.1% to $98.7 million for the six months ended March 31, 2013 from $83.6 million for the six months ended March 31, 2012. The increase was primarily due to higher corn and coal cost and increased days of production in the 2013 period compared to the 2012 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $14.8 million, or 24.0% to $77.8 million for the six months ended March 31, 2013 from $63.0 million for the six months ended March 31, 2012. Corn costs represented 78.8% of our cost of goods sold for the six months ended March 31, 2013 compared to 75.5% for the six months ended March 31, 2012.

The increase in corn costs was mainly driven by an increase in cash corn prices and also an increase in corn consumption compared to the prior period. The average price of corn was $7.46 per bushel for the six months ended March 31, 2013 , compared to $6.28 per bushel for the six months ended March 31, 2012.

Coal costs increased by $0.5 million to $4.3 million for the six months ended March 31, 2013 from $3.8 million for the six months ended March 31, 2012. The increase is due to an increase in coal transportation costs and an increase in number of production days in 2013 resulting from a scheduled shutdown in 2012.

Ethanol and dried distillers grains freight costs decreased by $0.4 million to $3.8 million for the six months ended March 31, 2013 from $4.2 million for the six months ended March 31, 2012. The net decrease is due to higher transportation costs for dried distillers grains based off an increase in gross price offset by a change in pricing for ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

General and administrative expenses. Administrative expenses increased by $0.2 million to $1.7 million for six months ended March 31, 2013 from $1.5 million for the six months ended March 31, 2012. Increases were primarily from an increase in employment costs and legal fees related to the patent litigation.

Gain of sale of property. On October 5, 2011, Lincolnway Energy completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the six months ended March 31, 2012.

Risks, Trends and Factors that May Affect Future Operating Results

Ethanol margins have improved, encouraging domestic plant production increases to 857,000 barrels per day for the week ending April 26, 2013, the Department of Energy, Energy Information Administration reported. While down 4% from last year's comparable week production, the annualized rate of 13.1 billion gallons is the highest since June 2012. Also constructive was the decline in ethanol stocks below the three year range which should support ethanol production in the months ahead to the summer driving season. Ethanol margin improvement has been found in the nearby current shipping periods.

The USDA March 1, 2013, Grain Stocks Report was released March 28, 2013 indicating corn stocks in all positions on March 1, 2013 totaled 5.40 billion bushels, down 10 percent from March 1, 2012, but above the average market expectation of 5.01 billion bushels. Corn futures price declined sharply following the report. The USDA also forecast 97.3 million acres of U.S. corn will be planted in 2013, potentially one of the largest crops in history. Drought conditions have eased in the Midwest, and more normal spring weather patterns are developing.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover ethanol and distillers grains subject to changing prices in those products. Lincolnway Energy continues to monitor and works to ensure adequate supply and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2013	2012
Net cash provided by operating activities	$2,971	$3,817
Net cash provided by (used in) investing activities	(15)	182
Net cash provided by (used in) financing activities	314	(2,427)
Net increase in cash and cash equivalents	$3,269	1,572

For the six months ended March 31, 2013, net cash provided by operating activities decreased by $0.8 million, when compared to cash provided by operating activities for the six months ended March 31, 2012. The decrease in cash for operating activities is primarily due to a $6.3 million decrease in net income offset by a $3.2 million decrease in trade receivables, $1.0 million increase in deferred revenue and other minimal changes in working capital.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash provided by investing activities decreased by $0.2 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The decrease is due to proceeds received in October 2011 from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities increased by $2.7 million for the six months ended March 31, 2013 compared to the six months ended March 31, 2012. The increase is due to additional borrowing from the revolving credit loan for the six months ended March 31, 2013.

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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that they will have sufficient cash from the current credit facility and cash from operations to continue to operate the ethanol plant for the next 12 months. Operating margins are expected to remain tight through the end of the 2013 fiscal year. Management believes that the short corn supply has caused high corn prices and an oversupply of ethanol has negatively impacted the ethanol prices and has put a large amount of pressure on liquidity. The potential increase for new crop corn production and the potential increase in demand for E15 ethanol could result to improved margins for fiscal year 2014. Working capital exceeded $8.0 million as of March 31, 2013 and is projected to be in the $8.0 to $9.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the customers. This generally occurs upon the loading of the product. For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange into either a railcar or truck. For distiller's grains, title passes upon the loading of distiller's grains into trucks. For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing. Shipping and handling costs incurred by Lincolnway Energy for the sale of distiller's grain are included in costs of goods sold. Ethanol shipping costs are netted against the price and are included in revenue.

Lincolnway Energy's ethanol production was sold to Green Plains Trade Group LLC (GPTG) until January 1, 2013, at which time the ethanol began to be sold to Eco-Energy, LLC. The purchase price paid to Lincolnway Energy under the contract with Eco-Energy is the amount set forth in the applicable purchase order in question, less a marketing fee to Eco-Energy.

Lincolnway Energy's distiller's grain production is sold to Hawkeye Gold, LLC. The sales price for the distillers grains is Hawkeye Gold's contract selling price for the distillers grains in question, less freight costs and a marketing fee to Hawkeye Gold.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2013 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
(Decrease) in revenue due to derivatives related to ethanol sales:
Unrealized	$—	$(36,842)	$—	$(36,842)
Total effect on revenue	—	(36,842)	—	(36,842)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	89,981	164,650	990,716	244,213
Unrealized	(399,963)	475,000	(422,863)	66,850
Total effect on cost of goods sold	(309,982)	639,650	567,853	311,063

Total increase (decrease) to operating income due to derivative activities	$(309,982)	$602,808	$567,853	$274,221

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in Lincolnway Energy's financial statements but are subject to a lower of cost or market assessment.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

As of March 31, 2013 and September 30, 2012 the Company recognized a reserve of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

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

The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy experienced those market conditions during the six months ended March 31, 2013. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

Lincolnway Energy's average gross corn cost during the three and six months ended months ended March 31, 2013 was, respectively, approximately $7.34 and $7.46 per bushel, compared to $6.31 and $6.28 per bushel for the three and six months ended months ended March 31, 2012. Lincolnway Energy's average gross corn cost was approximately $6.62 per bushel for the fiscal year ended September 30, 2012.

During the quarter ended ended March 31, 2013, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $6.84 per bushel for May 2013 delivery to a high of $7.38 per bushel for May 2013 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended March 31, 2012 ranged from a low of $5.94 per bushel for May 2012 delivery to a high of $6.74 per bushel for May 2012 delivery. The corn prices for the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012 ranged from a low of $5.50 per bushel for June 2012 delivery to a high of $8.49 per bushel for August 2012 delivery.

The average price Lincolnway Energy received for its ethanol during the three and six months ended months ended March 31, 2013 was, respectively, approximately $2.30 and $2.29 per gallon, as compared to $2.16 and $2.31 per gallon, respectively, during the three and six months ended months ended March 31, 2012. The average price Lincolnway Energy received for its ethanol during the fiscal year ended September 30, 2012 was approximately $2.29 per gallon.

During the quarter ended March 31, 2013, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.20 per gallon for May 2013 delivery to a high of $2.59 per gallon for May 2013 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2012 ranged from a low of $2.11 per gallon for January 2012 delivery to a high of $2.36 per gallon for March 2012 delivery. The ethanol prices for the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012 ranged from a low of $1.975 per gallon for June 2012 delivery to a high of $2.79 per gallon for November 2011 delivery.

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

The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended March 31, 2013 was $309,982, as opposed to the net gain of $639,650 for the three months ended March 31, 2012 .

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of May 1, 2013, Lincolnway Energy has corn coverage through June 2013. Lincolnway Energy continues to stay at a near neutral corn position due to the volatility of the markets. Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above, those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the six months ended ended March 31, 2013 and 2012 represented approximately 4% and 5%, respectively of Lincolnway Energy's total cost of goods sold

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of March 31, 2013	Interest Rate

Farm Credit - revolving credit loan	$3,776,000	3.46%

Farm Credit - revolving term loan	$—	3.71%

Iowa Department of Transportation	$212,671	2.11%
The interest rate under the Iowa Department of Transportation loan agreement is fixed at the interest rates specified above. The interest rate as of March 31, 2013, on the Farm Credit revolving credit loan is a variable interest rate based on the one-month LIBOR index rate plus 3.25% adjusted weekly. The interest rate as of March 31, 2013, on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 3.5% adjusted weekly. The Farm Credit interest rates were increased by .50% with the loan amendments, effective April 17, 2013.

Lincolnway Energy does not anticipate any material increase in interest rates during 2013.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's chief financial  officer,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's president and Lincolnway Energy's chief financial  officer have  concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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

Various discovery activities, depositions, identification and designations of experts, motions and other procedural actions have been made or taken, but there have been no material developments since the description of these proceedings set out in Item 1 of Part II of Lincolnway Energy's Form 10-Q for the quarterly period ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 14, 2013.

Lincolnway Energy is unable to determine as of the date of this quarterly report if the proceedings will have a material adverse effect on Lincolnway Energy. The proceedings have, however, significantly increased Lincolnway Energy's legal costs.

Item 1A. Risk Factors.

There have been no material changes, except as described below, from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2012 and filed with the Securities and Exchange Commission on December 21, 2012.

The increased corn costs caused primarily by the drought in 2012, along with the weaker ethanol prices during most of 2012 and into 2013 caused various ethanol plants to suspend production. Although corn prices began to lower, and ethanol prices began to increase, in approximately March of 2013, there is still more than the usual uncertainty regarding corn and ethanol prices. For example, although the drought has abated in some areas, drought conditions continue in various parts of the United States, and most forecasts predict continuing drought conditions in some areas and dryer than average conditions in other areas for the upcoming crop season. If drought conditions occur again for the upcoming crop season, it could again greatly increase corn costs. If that were to occur again in 2013, some ethanol plants may suspend operations or fail, which could lead to further consolidations within the ethanol industry.

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of the repeal of or reductions in, or further extensions for compliance with, the Renewable Fuels Standards (RFS2), and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are industry and legislative proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. For example, the American Petroleum Institute ("API") supports a repeal of the renewable fuels standards and is a strong advocate against any further increases in permitted levels of ethanol blends. The API has a strong lobby, and there is some growing support among some legislators for its positions. For example, bills have been proposed during the first quarter of 2013 to ban E15, to repeal the renewable fuels standards and to repeal the corn based ethanol requirements of the renewable fuels standards. The 2012 drought and the resultant increase in corn costs are also pointed to as reasons to discontinue support for the ethanol and renewable fuels industries, based on an argument that those industries increase corn costs, and thereby food costs and costs to the livestock industry. Consumer groups and the livestock industry have also come out in support of a repeal of, or a reduction in, the renewable fuels standards. The API and other advocates also point to increased U.S. production of oil and the recent discoveries of additional domestic gas and oil resources as warranting rethinking federal policies on renewable fuels, including the renewable fuels standards. Some experts estimate that the U.S. can become self sufficient in oil production, or in conjunction with Canada and Mexico, and perhaps an oil exporter, within the next 5-10 years given the recent ability to tap into domestic oil sources that previously could not be utilized efficiently due to technological limitations. Also, if ethanol production does not increase, or declines due to the adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which then might also provide support for those who want to reduce or eliminate those standards. The ethanol industry is, however, aggressively lobbying against the above types of changes, and for increases in the permitted ethanol fuel blends and other legislation to promote the increased availability and use of ethanol fuel blends of E15 up to E85.

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

There is still a substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations. There have been changes in the government in some countries, and additional and further changes are possible. It is not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries, economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2013 through March 31, 2013.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of January 1, 2013 through March 31, 2013.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2013 through March 31, 2013 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2103 through March 31, 2013 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy ( See Exhibit 3.2.1 for an amendment to this Agreement)		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grain Marketing Agreement Between Lincolnway Energy and Hawkeye Gold, LLC		10-K	9/30/2012		12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC,(See Exhibit 10.23 for an amendment to this Agreement)		10-K	9/30/2012		12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. (See Exhibit 10.24 for an amendment to this Agreement)		10-K	9/30/2012		12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC, (See Exhibits 10.25 and 10.26 for amendments to this Agreement)		10-K	9/30/2012		12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012		2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012		2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company	E-1
10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller	E-38

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	E-59
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC	E-63
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC	E-71
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC	E-75
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-77
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-78
32.1	Section 1350 Certification of President and Chief Executive Officer	E-79
32.2	Section 1350 Certification of Chief Financial Officer	E-80
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

May 14, 2013	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 14, 2013	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2013