Form 10-Q
period 2013-06-30
Lincolnway Energy, LLC
filed 2013-08-15
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2013.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,972,875	$151,824
Derivative financial instruments (Note 8 and 9)	267,195	71,978
Trade and other accounts receivable (Note 7)	5,388,112	9,276,324
Inventories (Note 3)	4,750,121	5,922,936
Prepaid expenses and other	381,896	325,361
Total current assets	13,760,199	15,748,423

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,949,062
Buildings and improvements	1,625,531	1,604,305
Plant and process equipment	79,583,047	79,580,097
Office furniture and equipment	399,801	405,188
Construction in progress	150,868	21,226
	88,703,552	88,559,878
Accumulated depreciation	(57,133,691)	(51,313,592)
	31,569,861	37,246,286

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $331,686 and $305,384	140,275	166,577
Deposits	117,910	298,350
Investments	196,102	190,488
	805,287	1,006,415

	$46,135,347	$54,001,124

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	June 30, 2013	September 30, 2012
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,829,953	1,018,976
Accounts payable, related party (Note 6)	811,901	829,067
Current maturities of long-term debt (Note 5)	25,888	50,968
Current settlement payable, related party (Note 6)	425,000	425,000
Revolving credit loan (Note 4)	1,550,000	200,000
Accrued expenses	1,148,471	896,744
Total current liabilities	5,791,213	3,420,755

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	161,165	3,424,053
Settlement payable, net of current amount, related party (Note 6)	850,000	1,275,000
Deferred revenue	1,000,000	—
Other	450,000	450,000
Total noncurrent liabilities	2,461,165	5,149,053

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(1,107,136)	6,441,211
	37,882,969	45,431,316

	$46,135,347	$54,001,124

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)

Revenues (Notes 2 and 6)	$40,894,385	$33,111,549

Cost of goods sold	42,111,656	37,102,392

Gross (loss)	(1,217,271)	(3,990,843)

General and administrative expenses	751,843	807,137
Loss on disposal of equipment	—	6,434
Contract settlement fee (Note 6)	—	1,700,000
Operating (loss)	(1,969,114)	(6,504,414)

Other income (expense):
Interest income	1,097	1,686
Interest expense	(41,158)	(51,470)
	(40,061)	(49,784)

Net (loss)	$(2,009,175)	$(6,554,198)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(47.78)	$(155.87)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Operations

	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)

Revenues (Notes 2 and 6)	$135,781,429	$118,452,914

Cost of goods sold	140,784,344	120,667,486

Gross (loss)	(5,002,915)	(2,214,572)

General and administrative expenses	2,418,085	2,207,729
(Gain) on sale of property (Note 11)	—	(489,664)
Contract settlement fee (Note 6)	—	1,700,000
Operating (loss)	(7,421,000)	(5,632,637)

Other income (expense):
Interest income	2,985	5,973
Interest expense	(130,332)	(130,905)
	(127,347)	(124,932)

Net (loss)	$(7,548,347)	$(5,757,569)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(179.51)	$(136.93)

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2013	June 30, 2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(7,548,347)	$(5,757,569)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	5,853,993	5,867,707
Gain on sale of property	—	(489,664)
Changes in working capital components:
Derivative financial instruments	(195,217)	373,522
Trade and other accounts receivable	3,888,212	1,698,337
Inventories	1,172,815	(858,539)
Prepaid expenses and other	(56,535)	(61,214)
Deposits	180,440	178,087
Accounts payable	810,977	374,278
Accounts payable, related party	(17,166)	(29,376)
Settlement fee payable, related party	(425,000)	1,700,000
Deferred revenue	1,000,000	—
Accrued expenses	251,727	55,363
Net cash provided by operating activities	4,915,899	3,050,932

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(151,266)	(1,026,841)
Proceeds from sale of property	—	1,181,000
Increase in investments	(5,614)	(7,518)
Net cash provided by (used in) investing activities	(156,880)	146,641

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from revolving credit loan	1,350,000	(1,051,225)
Proceeds from long-term borrowings	1,700,000	—
Payments on long-term borrowings	(4,987,968)	(2,227,409)
Checks in excess of bank balance	—	46,926
Net cash (used in) financing activities	(1,937,968)	(3,231,708)

Net increase (decrease) in cash and cash equivalents	2,821,051	(34,135)

CASH AND CASH EQUIVALENTS
Beginning	151,824	34,135
Ending	$2,972,875	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$107,585	$151,519

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

Basis of presentation and other information: The balance sheet as of September 30, 2012 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2012 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Ethanol	$30,669	$24,437	$98,809	$89,578
Distillers' Grains	9,373	7,785	34,171	25,636
Other	852	859	2,801	3,245

Note 3.    Inventories

Inventories consist of the following as of:

	June 30, 2013	September 30, 2012

Raw materials, including corn, coal, chemicals and supplies	$2,103,658	$2,048,130
Work in process	1,192,494	1,432,257
Ethanol and distillers grains	1,453,969	2,442,549
Total	$4,750,121	$5,922,936

As of June 30, 2013 and September 30, 2012 the Company recognized a reserve of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 21, 2012 and this agreement was amended on April 17, 2013. One of the supplements of the agreement is a monitored revolving credit loan for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $5,240,000 as of June 30, 2013). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on June 1, 2014. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was a balance of $1,550,000 outstanding as of June 30, 2013.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	June 30, 2013	September 30, 2012

Revolving term loan. (A)	$—	$3,237,000

Note payable to Iowa Department of Transportation. (B)	187,053	238,021
	187,053	3,475,021
Less current maturities	(25,888)	(50,968)
	$161,165	$3,424,053

(A)
The Company entered into a new master loan agreement with a financial institution on August 21, 2012. One of the supplements of the agreement is a revolving term loan available for up to $11,000,000. This supplement amends and restates the supplement dated November 8, 2012. The revolving term loan is to provide working capital to the Company and to finance construction projects related to conversion to natural gas. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 4.00%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019.

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

Note 6.    Related-Party Transactions

The Company entered into an agreement on January 24, 2006 with the Heart of Iowa Coop , dba Key Cooperative (Key), a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant. The agreement could be terminated before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they hold with Key. The termination of the agreement was six months from the date of the notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination, due on January 1 of each year. On December 28, 2012 the first payment of $425,000 plus $12,412 of accrued interest was made. Accrued interest payable to Key is $20,548 and none as of June 30, 2013 and 2012, respectively. On January 10, 2013, the Company began originating its own corn.

The Company purchased corn from Key totaling $10,084,927 and $73,106,359 for the three and nine months ended June 30, 2013.  There were corn purchases of $26,049,305 and $90,508,021 for the three and nine months ended June 30, 2012. As of June 30, 2013, the Company has a cash corn contract with Key representing 127,653 bushels of corn, for a commitment of $907,613. The cash contract will be delivered in July 2013.   The Company also has several corn basis contracts that will mature at various dates through October 2013 and total 1,001,000 bushels of corn.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The Company has made some fuel and propane purchases from Key amounting to $13,140 and $54,790, respectively, for the three and nine months ended June 30, 2013. There were miscellaneous purchases of $90,427 and $134,623 for the three and nine months ended June 30, 2012. As of June 30, 2013 the amount due to Key is $534,291.

For the three and nine months ended June 30, 2013, the Company purchased corn totaling $875,929 and $4,490,644 from Heartland Co-op, a member of the Company. For both the three and nine months ended June 30, 2012, the Company had no purchases from Heartland Co-op. The Company has a corn cash contract with Heartland Co-op that will be delivered in July 2013. The cash contract represents 7,416 bushels of corn for a commitment of $55,840. The Company also has a corn basis contract that matures July 2013 and totals 150,000 bushels of corn. As of June 30, 2013 the amount due to Heartland Co-op is $34,909.

For the three and nine months ended June 30, 2013, the Company purchased corn totaling $3,897,395 and $5,492,158 from Mid Iowa Cooperative, a member of the Company. For both the three and nine months ended June 30, 2012, the Company had no purchases from Mid Iowa Cooperative. The Company also has a corn basis contract that will mature July 2013 and totals 200,000 bushels of corn. As of June 30, 2013 the amount due to Mid Iowa Cooperative is $61,971.

For the three and nine months ended June 30, 2013, the Company purchased corn from several other members totaling $1,630,954 and $2,111,495, respectively. As of June 30, 2013, the Company entered into several cash corn contracts with several members representing 65,661 bushels and a commitment of $453,040. These contracts mature at various dates through March 2014. As of June 30, 2013 the amount due to other members is $180,730

The Company is also purchasing anhydrous ammonia and propane from Innovative Ag Services, a member of the Company.  Total purchases for the three and nine months ended June 30, 2013 is $18,250 and $243,080, respectively. Total purchases for the three and nine months ended June 30, 2012 is $1,393 and $19,546, respectively.

Note 7.    Commitments and Major Customer

On January 1, 2013, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. For the three and nine months ended June 30, 2013, the Company has expensed $154,242 and $334,828, respectively under this agreement for marketing fees. Revenues with this customer were $30,669,126 and $64,796,477, respectively for the three and nine months ended June 30, 2013. Trade accounts receivable of $3,383,773 was due from the customer as of June 30, 2013.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. For the three and nine months ended June 30, 2013, the Company has expensed none and $138,262, respectively, under this agreement for marketing fees. For the three and nine months ended June 30, 2012 the Company has expensed $148,234 and $500,453, respectively. Revenues with this customer were none and $34,012,975, for the three and nine months ended June 30, 2013. For the three and nine months ended June 30, 2012, revenues with this customer were $24,437,615 and $89,578,418.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. For the three and nine months ended June 30, 2013, the Company has expensed marketing fees of $158,790 and $534,464, respectively, under this agreement. The company has expensed marketing fees of $131,250 and $431,134, respectively, for the three and nine months ended June 30, 2012. Revenues with this customer were $9,373,498 and $34,171,509, respectively, for the three and nine months ended June 30, 2013. For the three and nine months ended June 30, 2012, revenues with this customer were $7,785,156 and $25,636,445, respectively. Trade accounts receivable of $1,676,923 was due from the customer as of June 30, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2013 there is no outstanding commitment. For the calendar year 2014 the estimated purchase commitment totals $2,190,720.

The Company has entered into a variable contract with a supplier of denaturant. The variable contract is for a minimum purchase of 126,000 gallons at the average of the OPIS Conway In-Well Natural Gasoline price plus a specified basis. The term of the contract is from May 2013 through July 2013. The minimum future purchase commitment is $269,766.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of June 30, 2013, the Company had purchase commitments for forward corn cash contracts with various unrelated parties, totaling 205,587 bushels and $1,319,389. These contracts mature at various dates through March 2014. The Company also has several corn basis contracts that will mature at various dates through August 2013 and total 510,000 bushels of corn.

On April 17, 2013, the Company entered into a Main Extension and Gas Transportation Agreement with an unrelated party. The agreement is part of the Company's long-term plan to convert the energy source for its ethanol plant from coal to natural gas. The unrelated party will construct and own a pipeline that will be utilized to transport natural gas to the Company's ethanol plant. The total estimated cost of the construction of the gas pipeline to the Company is $3.6 million. The Company will pay that amount to the unrelated party through a monthly fee that is payable over a 10 year term of the Agreement. Completion of the pipeline is estimated to be the first quarter of calendar year 2015. The Company also assigned a $3.2 million irrevocable standby letter of credit to the unrelated party to stand as security for the Company's obligation under the Agreement. It is anticipated that the letter of credit may be reduced over time as the Company makes it payment under the Agreement.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2013	September 30, 2012
Derivative assets - corn contracts	$79,750	$134,050
Cash held by (due to) broker	187,445	(62,072)
Total	$267,195	$71,978

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$—	$(7,308)	$—	$(7,308)
Unrealized	—	36,842	—	—
Total effect on revenue	—	29,534	—	(7,308)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(858,225)	1,710,975	132,491	1,955,188
Unrealized	502,613	(1,849,313)	79,750	(1,782,463)
Total effect on cost of goods sold	(355,612)	(138,338)	212,241	172,725

Total increase (decrease) to operating income due to derivative activities	$(355,612)	$(108,804)	$212,241	$165,417

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

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$79,750	$79,750	$—	$—

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$134,050	$134,050	$—	$—

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

Note 11.     Sale of Property

On October 5, 2011, the Company completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the nine months ended June 30, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements and Industry and Market Data

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward looking statements that express Lincolnway Energy's current beliefs, forecasts, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning operations, capital needs and cash flow; investment, business, growth, joint ventures, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections, predictions and statements of expectation. Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "future," "strategy," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 20% above the nameplate production. For the nine months ended June 30, 2013, Lincolnway Energy was producing approximately 11% above nameplate.

Lincolnway Energy's ethanol was marketed by Green Plains Trading Group, LLC until January 1, 2013, at which time the ethanol began to be marketed by Eco-Energy, LLC. Lincolnway Energy's distillers' grains are marketed by Hawkeye Gold, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.   Lincolnway Energy estimates that it will produce approximately 4,500 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

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

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2013		2012		2013		2012

Revenue	$40,894	100.0%	$33,111	100.0%	$135,781	100.0%	$118,453	100.0%
Cost of goods sold	42,111	103.0%	37,102	112.1%	140,784	103.7%	120,668	101.9%
Gross loss	(1,217)	(3.0)%	(3,991)	(12.1)%	(5,003)	(3.7)%	(2,215)	(1.9)%
General and administrative expenses	752	1.8%	807	2.4%	2,418	1.8%	2,208	1.9%
(Gain) on sale of property	—	—%	6	—%	—	—%	(490)	(0.4)%
Contract settlement fee	—	—%	1,700	5.1%	—	—%	1,700	1.4%
Operating (loss)	(1,969)	(4.8)%	(6,504)	(19.6)%	(7,421)	(5.5)%	(5,633)	(4.8)%
Other (expense)	(40)	(0.1)%	(50)	(0.2)%	(127)	(0.1)%	(125)	(0.1)%
Net (loss)	$(2,009)	(4.9)%	$(6,554)	(19.8)%	$(7,548)	(5.6)%	$(5,758)	(4.9)%

The following table shows other key data for the periods presented:

	Three Months Ended		Nine Months Ended
	June 30,
	(Unaudited)
Operating Data:	2013	2012	2013	2012

Ethanol sold (gallons in thousands)	12,339	11,859	42,108	40,036
Average gross price of ethanol sold (dollars per gallon)	$2.48	$2.06	$2.35	$2.24
Dry distillers grains sold (tons)	35,158	30,462	115,979	105,404
Average dry distillers grains sales price per ton	$263.91	$249.87	$290.74	$238.38
Average corn cost per bushel	$7.01	$6.48	$7.33	$6.36

Results of Operations for the Three Months Ended June 30, 2013 as Compared to the Three Months Ended June 30, 2012

Revenues. Revenues increased by $7.8 million, or 23.5% to $40.9 million for the three months ended June 30, 2013 from $33.1 million for the three months ended June 30, 2012 . There was an increase in ethanol sales of $6.3 million, or 25.8%, to $30.7 million for the three months ended June 30, 2013 from $24.4 million for the three months ended June 30, 2012. The average price of ethanol sold increased to $2.48 per gallon for the three months ended June 30, 2013 compared to $2.06 per gallon for the three months ended June 30, 2012. The increase in ethanol price is due to the decrease in overall domestic ethanol production and lower inventory supply in the United States which increases demand and price for ethanol during that time period. Ethanol sales volume also increased approximately 0.5 million gallons, or 4.0% for the three months ended June 30, 2013, when compared to the three months ended June 30, 2012. The increase in sales volume is due to an increase in the gallons available for sale. For the three months ended June 30, 2013, there were 9 more days of production when compared to the three months ended June 30, 2012. The production increase in 2013 is due to the extended maintenance shut down that took place in 2012.

Sales from co-products increased by $1.6 million, or 18.6%, to $10.2 million for the three months ended June 30, 2013 from $8.6 million for the three months ended June 30, 2012. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the prices was generated by distillers grains for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The average price of dried distillers grain sold was $263.91 per ton for the three months ended June 30, 2013, compared to $249.87 for the three months ended June 30, 2012. The increase in dried distillers grains price is attributable to higher corn costs and the additional demand for the product. For both the three months ended June 30, 2013 and three months ended June 30, 2012, there were reported sales for syrup, corn oil and CO2 of approximately $0.9 million.

Cost of goods sold. Cost of goods sold increased by $5.0 million, or 13.5% to $42.1 million for the three months ended June 30, 2013 from $37.1 million for the three months ended June 30, 2012. Costs increased primarily due to higher corn costs compared to the same quarter in the prior year. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased by $5.7 million, or 21.3% to $32.5 million for the three months ended June 30, 2013 from $26.8 million for the three months ended June 30, 2012. The average price of corn consumed was $7.01 per bushel for the three months ended June 30, 2013, compared to $6.48 for the three months ended June 30, 2012. The three months ended June 30, 2013 corn costs also included a $0.4 million marked to market net loss for derivatives relating to future deliveries, compared to a $0.1 million net loss in the same quarter for the prior year. Corn costs represented 75.2% of our cost of goods sold for the three months ended June 30, 2013 compared to 72.3% for the three months ended June 30, 2012.

Ingredient costs increased by $0.4 million, or 26.7% to $1.9 million for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012 . Increase is due to higher prices for anhydrous ammonia, additional cost for antibiotics to treat infections, additional enzymes to improve product yields and a 7.3% increase in ethanol production.

Coal costs increased by $0.3 million, or 18.8% to $1.9 million for the three months ended June 30, 2013 from $1.6 million for the three months ended June 30, 2012 . Increased days of production and higher transportation costs resulted in the increase.

Ethanol freight expense decreased by $0.2 million, or 100.0% to $0 for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. The decrease is due to a change in pricing for the ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

Contract settlement fee. The contract settlement fee of $1.7 million is the cost to terminate the Amended and Restated Grain Handling Agreement with Key Cooperative. The termination costs are payable over a four year period with interest at the prime rate on the date of the termination.

Results of Operations for the Nine Months Ended June 30, 2013 as Compared to the Nine Months Ended June 30, 2012

Revenues. Revenues increased by $17.3 million, or 14.6% to $135.8 million for the nine months ended June 30, 2013 from $118.5 million for the nine months ended June 30, 2012. The increase in total revenues was the result of an increase in ethanol sales for the nine months ended June 30, 2013 , when compared to the nine months ended June 30, 2012 and a increase in dried distillers grains sales from the comparable period.

Sales from ethanol increased $9.2 million, or 10.3%, to $98.8 million for the nine months ended June 30, 2013 from $89.6 million for the nine months ended June 30, 2012. The average price of ethanol sold was $2.35 per gallon for the nine months ended June 30, 2013 compared to $2.24 per gallon for the nine months ended June 30, 2012. Ethanol sales volume increased approximately 2.1 million gallons, or 5.2% for the nine months ended June 30, 2013 , when compared to the nine months ended June 30, 2012. The increase in sales volume is due to a 3.1% increase in ethanol production levels and lower finished good inventory when compared to the prior year. Due to two scheduled shutdowns in the previous year, the nine months ended June 30, 2013 had 18 days more of production when compared to the nine months ended June 30, 2012.

Sales from co-products increased by $8.1 million, or 28.0%, to $37.0 million for the nine months ended June 30, 2013 from $28.9 million for the nine months ended June 30, 2012. Co-products include, dried distillers grains, wet distillers grains, corn oil, syrup and CO2. An increase in the volume of dried distillers grains sold and the sales price, generated the large increase for the nine months ended June 30, 2013 when compared to the nine months ended June 30, 2012. The average price of dried distillers grains sold was $290.74 per ton for the nine months ended June 30, 2013 compared to $238.38 for the nine months ended June 30, 2012. The increase in dried distillers grains price is attributable to the increased price of corn and the additional demand for the product. Dried distillers grains sales volume increased by 10,575 tons, or 10.0% for the nine months ended June 30, 2013 , compared to the nine months ended June 30, 2012. Due to two scheduled shutdowns in the previous year the nine months ended June 30, 2013 had 18 days more of production when compared to the nine months ended June 30, 2012. For the nine months ended June 30, 2013 there were reported sales for syrup, corn oil and CO2 of approximately $2.8 million, a decrease of approximately $0.3 million from the nine months ended June 30, 2012. The sales decrease is from lower corn oil prices, reduced corn oil production due to oil centrifuge repairs and the implementation of adding syrup to the dried distillers grains, yielding higher dried distiller grain prices per ton than selling syrup separately.

Cost of goods sold. Cost of goods sold increased by $20.1 million, or 16.7% to $140.8 million for the nine months ended June 30, 2013 from $120.7 million for the nine months ended June 30, 2012. The increase was primarily due to higher corn and coal cost and increased days of production in the 2013 period compared to the 2012 period. Cost of goods sold includes, corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs increased $19.5 million, or 21.7% to $109.4 million for the nine months ended June 30, 2013 from $89.9 million for the nine months ended June 30, 2012. Corn costs represented 77.8% of our cost of goods sold for the nine months ended June 30, 2013 compared to 74.5% for the nine months ended June 30, 2012.

The increase in corn costs was mainly driven by an increase in cash corn prices and also an increase in corn consumption compared to the prior period. The average price of corn was $7.33 per bushel for the nine months ended June 30, 2013 , compared to $6.36 per bushel for the nine months ended June 30, 2012.

Ingredient costs increased $0.6 million to $5.7 million, or 11.8% for the nine months ended June 30, 2013 from $5.1 million for the nine months ended June 30, 2012. Increased gallons produced, higher anhydrous ammonia prices, additional enzymes for increased corn oil production and additional cost for antibiotics to treat infections resulted in the increase.

Electricity increased $0.2 million to $1.7 million or 13.3% for the three months ended June 30, 2013 from $1.5 million for the three months ended June 30, 2012 . The increase was due to the increased days of production.

Coal costs increased by $0.7 million to $6.2 million, or 12.7% for the nine months ended June 30, 2013 from $5.5 million for the nine months ended June 30, 2012. The increase is due to an increase in coal transportation costs and an increase in number of production days in 2013 resulting from a two scheduled shutdowns in 2012.

Repairs and maintenance costs decreased by $0.3 million, or 15.8% to $1.9 million for the nine months ended June 30, 2013 from $2.2 million for the nine months ended June 30, 2012. Combustor repairs during the two shutdowns in 2012 caused the variance. The work performed on the combustor in 2012 reduced the amount of repairs in 2013.

Ethanol and dried distillers grains freight costs decreased by $0.6 million to $5.1 million for the nine months ended June 30, 2013 from $5.7 million for the nine months ended June 30, 2012. The net decrease is due to a net decrease in transportation costs. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

General and administrative expenses. Administrative expenses increased by $0.2 million to $2.4 million for nine months ended June 30, 2013 from $2.2 million for the nine months ended June 30, 2012. Increases were primarily from an increase in employment costs and legal fees related to the patent litigation.

Contract settlement fee. The contract settlement fee of $1.7 million is the cost to terminate the Amended and Restated Grain Handling Agreement with Key Cooperative. The termination costs are payable over a four year period with interest at the prime rate on the date of the termination.

Gain of sale of property. On October 5, 2011, Lincolnway Energy completed the sale of a land parcel adjacent to its primary site for a sales price of $1,181,000. A gain of $496,098 was recognized for the sale of the property for the nine months ended June 30, 2012.

Risks, Trends and Factors that May Affect Future Operating Results

For the three months ended June 30, 2013, ethanol margins have showed some signs of improvement and are continuing to improve for Lincolnway Energy's fiscal year fourth quarter.

The Department of Energy, Energy Information Administration (EIA) reported a very positive report for ethanol margins on July 26, 2013. Ethanol prices on the Chicago Board of Trade increased 5.9 cents to $2.294 or 2.6 percent after the announcement of a 33.8 million gallon draw on ethanol stocks, a 6.0 million gallon reduction in ethanol production a 8.0 million gallon reduction in imports and a 1.84% increase in gasoline demand from the prior week. Ethanol prices have climbed 4.8 percent this year.

Corn inventories before the fall harvest are reported to be 26 percent below last year, according to U.S. Agriculture Department data. Corn basis took a dollar dive in July, but is gradually rising again to meet the feedstock demand of the ethanol producers.
Even after factoring in reduced beginning corn inventories for the upcoming year and the lower forecasted acres, the USDA July 11, 2013 supply and demand report is projecting U.S corn production 858 million bushels above the record set in 2009-10. With the 14 billion bushel corn crop forecast there has been a downward pressure on corn price for new crop.

The corn crush spread, or the cost difference between a gallon of ethanol and the corn needed to make ethanol, based on September delivery contracts was 37 cents, up from 34 cents prior to the EIA report.

Starting in mid September, regular 87-octane (no ethanol) will no longer be shipped through the pipeline systems that serve Iowa. Oil refiners will replace this product with 84-suboctane gasoline, which cannot be sold to the consumer. Boosting the fuel back to the minimum required 87-octane will necessitate blending with ethanol or with 91-octane premium gasoline. Studies have shown that by blending this with 15% ethanol the cost to the consumer could be 34 to 57 cents less than no ethanol blending. With this change, it is promising that it will create more ethanol demand in Iowa.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2013	2012
Net cash provided by operating activities	$4,916	$3,051
Net cash provided by (used in) investing activities	(157)	147
Net cash (used in) financing activities	(1,938)	(3,232)
Net increase (decrease) in cash and cash equivalents	$2,821	$(34)

For the nine months ended June 30, 2013, net cash provided by operating activities increased by $1.9 million, when compared to cash provided by operating activities for the nine months ended June 30, 2012. The increase in cash for operating activities is primarily due to a $2.2 million decrease in accounts receivable, $2.0 million decrease in inventories offset by a $1.7 million increase in net loss and other minimal changes in working capital. The decrease in accounts receivable is due to the timing of ethanol shipments and collections between the two periods and the increase in inventories is related to a lower volume of ethanol and corn inventory carried in the 2013 fiscal year.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash provided by investing activities decreased by $0.3 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The decrease is due to proceeds received in October 2011 from the sale of property to Dupont Cellulosic Ethanol.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $1.3 million for the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012. The decrease is due to reduced need for borrowing from the revolving credit loan for the nine months ended June 30, 2013.

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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that they will have sufficient cash from the current credit facility and cash from operations to continue to operate the ethanol plant for the next 12 months. Operating margins are expected to improve through the end of the 2013 fiscal year. Management believes that the short corn supply has caused high corn prices and an oversupply of ethanol has negatively impacted the ethanol prices and has put a large amount of pressure on liquidity. The potential increase for new crop corn production and the potential increase in demand for E15 ethanol could result to improved margins for fiscal year 2014. Working capital was approximately $8.0 million as of June 30, 2013 and is projected to be in the $8.0 to $9.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2013 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

The effects on operating income from derivative activities is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$—	$(7,308)	$—	$(7,308)
Unrealized	—	36,842	—	—
Total effect on revenue	—	29,534	—	(7,308)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(858,225)	1,710,975	132,491	1,955,188
Unrealized	502,613	(1,849,313)	79,750	(1,782,463)
Total effect on cost of goods sold	(355,612)	(138,338)	212,241	172,725

Total increase (decrease) to operating income due to derivative activities	$(355,612)	$(108,804)	$212,241	$165,417

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

As of June 30, 2013 and September 30, 2012 Lincolnway Energy recognized a reserve of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

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

The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy experienced those market conditions during the nine months ended June 30, 2013. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distiller's grains prices and lower corn prices result in higher profit margins, and therefore represent favorable market conditions.  Lincolnway Energy is, however, subject to various material risks related to its production of ethanol and distiller's grains, the price for ethanol and distiller's grains and the price paid for corn. Ethanol and distiller's grains prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations. Lincolnway Energy is also subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices.

Lincolnway Energy's average gross corn cost during the three and nine months ended June 30, 2013 was, respectively, approximately $7.01 and $7.33 per bushel, compared to $6.48 and $6.36 per bushel for the three and nine months ended June 30, 2012. Lincolnway Energy's average gross corn cost was approximately $6.62 per bushel for the fiscal year ended September 30, 2012.

During the quarter ended ended June 30, 2013, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $6.14 per bushel for May 2013 delivery to a high of $6.65 per bushel for July 2013 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended ended June 30, 2012 ranged from a low of $5.94 per bushel for May 2012 delivery to a high of $6.74 per bushel for May 2012 delivery. The corn prices for the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012 ranged from a low of $5.50 per bushel for June 2012 delivery to a high of $8.49 per bushel for August 2012 delivery.

The average price Lincolnway Energy received for its ethanol during the three and nine months ended June 30, 2013 was, respectively, approximately $2.48 and $2.35 per gallon, as compared to $2.06 and $2.24 per gallon, respectively, during the three and nine months ended June 30, 2012. The average price Lincolnway Energy received for its ethanol during the fiscal year ended September 30, 2012 was approximately $2.29 per gallon.

During the quarter ended June 30, 2013, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.36 per gallon for April 2013 delivery to a high of $2.74 per gallon for May 2013 delivery.  The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2012 ranged from a low of $2.11 per gallon for January 2012 delivery to a high of $2.36 per gallon for March 2012 delivery.
The ethanol prices for the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012 ranged from a low of $1.975 per gallon for June 2012 delivery to a high of $2.79 per gallon for November 2011 delivery.

Lincolnway Energy enters into various derivative contracts with the primary objective of managing the exposure to adverse price movements in the commodities used for, and produced in, the business operations. Lincolnway Energy measures and reviews the net commodity positions on a daily basis. The daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments. The effectiveness of Lincolnway Energy's hedging strategies is dependent upon the cost of commodities and the ability to sell sufficient products to use all of the commodities for which Lincolnway Energy has futures contracts. Although Lincolnway Energy actively manages the risk and adjust hedging strategies as appropriate, there is no assurance that the hedging activities will successfully reduce the risk caused by market volatility which may leave Lincolnway Energy vulnerable to high commodity prices. Alternatively, Lincolnway Energy may choose not to engage in hedging transactions in the future. As a result, Lincolnway Energy's future results of operations and financial conditions may also be adversely affected during periods in which corn and or ethanol prices change. As mentioned above the future markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy. Lincolnway Energy could incur substantial losses on its cash, futures options or other positions.

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

The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended June 30, 2013 was $355,612, compared to the net loss of $138,338 for the three months ended June 30, 2012 .

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the nine months ended ended June 30, 2013 and 2012 represented approximately 4% and 5%, respectively of Lincolnway Energy's total cost of goods sold.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of June 30, 2013	Interest Rate

Farm Credit - revolving credit loan	$1,550,000	3.95%

Farm Credit - revolving term loan	$—	4.20%

Iowa Department of Transportation	$187,053	2.11%

The interest rate under the Iowa Department of Transportation loan agreement is fixed at the interest rates specified above. The interest rate as of June 30, 2013, on the Farm Credit revolving credit loan is a variable interest rate based on the one-month LIBOR index rate plus 3.75% adjusted weekly. The interest rate as of June 30, 2013, on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 4.0% adjusted weekly. The interest rates specified above were those in effect on June 30, 2013.

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

The increased corn costs caused primarily by the drought in 2012, along with the weaker ethanol prices during most of 2012 and into 2013 caused various ethanol plants to suspend production. Although corn prices began to lower, and ethanol prices began to increase, in approximately March of 2013, there is still more than the usual uncertainty regarding corn and ethanol prices. If drought or other unfavorable growing conditions occur again for the upcoming crop season, it could again greatly increase corn costs. If that were to occur again in 2013, some ethanol plants may suspend operations or fail, which could lead to further consolidations within the ethanol industry.

Two other continuing material legislative and regulatory risks to the ethanol industry are the possibility of the repeal of or reductions in, or further extensions for compliance with, the Renewable Fuels Standards (RFS2), and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are industry and legislative proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. For example, the American Petroleum Institute ("API") supports a repeal of the renewable fuels standards and is a strong advocate against any further increases in permitted levels of ethanol blends. The API has a strong lobby, and there is some growing support among some legislators for its positions. For example, bills were proposed during the first quarter of 2013 to ban ethanol blends above 10%, to repeal the renewable fuels standards and to repeal the corn based ethanol requirements of the renewable fuels standards. The API has also recently begun a media campaign advocating the repeal of the renewable fuel standards. The 2012 drought and the resultant increase in corn costs are also pointed to as reasons to discontinue support for the ethanol and renewable fuels industries, based on an argument that those industries increase corn costs, and thereby food costs and costs to the livestock industry. Consumer groups and the restaurant industry, the livestock industry and environmental and various trade groups have also come out in support of a repeal of, or a reduction in, the renewable fuels standards and against increases in the permitted levels of ethanol blends. The API and other advocates also point to increased U.S. production of oil and the recent discoveries of additional domestic gas and oil resources as warranting rethinking federal policies on renewable fuels, including the renewable fuels standards. Some experts estimate that the U.S. can become self sufficient in oil production, or in conjunction with Canada and Mexico, and perhaps an oil exporter, within the next 5-10 years given the recent ability to tap into domestic oil sources that previously could not be utilized efficiently due to technological limitations. Also, if ethanol production does not increase, or declines due to the adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which then might also provide support for those who want to reduce or eliminate those standards. The ethanol industry is, however, aggressively lobbying against the above types of changes, and for increases in the permitted ethanol fuel blends and other legislation to promote the increased availability and use of ethanol fuel blends of E15 up to E85.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2013 through June 30, 2013.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of April 1, 2013 through June 30, 2013.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2013 through June 30, 2013 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2103 through June 30, 2013 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date

3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy ( See Exhibit 3.2.1 for an amendment to this Agreement)		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grain Marketing Agreement Between Lincolnway Energy and Hawkeye Gold, LLC		10-K	9/30/2012		12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC,(See Exhibit 10.23 for an amendment to this Agreement)		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. (See Exhibit 10.24 for an amendment to this Agreement)		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC, (See Exhibits 10.25 and 10.26 for amendments to this Agreement)		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/14/2013
10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/14/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/14/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.24	5/14/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.25	5/14/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.26	5/14/2013
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 14, 2013	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 14, 2013	By:	/s/ Kim Supercynski
Name: Kim Supercynski
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2013

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