Form 10-K
period 2013-09-30
Lincolnway Energy, LLC
filed 2013-12-19
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $37,492,143 as of March 31, 2013. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $949 book value per-unit as of March 31, 2013.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2013 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2014 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2013

Distiller's Grain Off-Take Agreement	E-1
Certification of President and Chief Executive Officer	E-19
Certification of Chief Financial Officer	E-20
Section 1350 Certification of President and Chief Executive Officer	E-21
Section 1350 Certification of Chief Financial Officer	E-22

CAUTIONARY STATEMENT ON FORWARD LOOKING STATEMENTS
AND INDUSTRY AND MARKET DATA

Various discussions and statements in this annual report are or contain forward looking statements that express Lincolnway Energy's current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning ethanol prices, corn prices, gas prices, operations, capital needs and cash flow; investment, business, growth, joint venture, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections, predictions and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "strategy," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management.  It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this annual report, including in Items 1, 1A, 7 and 7A of this annual report.

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this annual report or in Lincolnway Energy's general business plan from Lincolnway Energy's own research or surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information.  Lincolnway Energy attempts to utilize third party sources of information that Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information.  For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source.  Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of any information.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

i

PART I

Item 1.    Business.

General Overview

Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller's grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller's grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 20% above the nameplate production capacity. Lincolnway Energy produced approximately13% over nameplate for the fiscal year ended September 30, 2013.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 5,000 tons of corn oil per year at the plant.

EPCO Carbon Dioxide Products, Inc. has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  EPCO also markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will produce approximately 96,000 tons of carbon dioxide per year.

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide on an economical basis and Lincolnway Energy does not have significant operating or other costs related to those processes.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE is in the process of building a cellulosic ethanol plant on the real estate.

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

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2013 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

Principal Products and Their Markets

Lincolnway Energy's principal products are fuel grade ethanol and distiller's grains.

Ethanol

Lincolnway Energy produces fuel grade ethanol from corn.  The ethanol can be used as a blend component/fuel additive in gasoline.  Ethanol increases the octane rating of gasoline and reduces vehicle emissions, primarily carbon monoxide.  Ethanol is supported by the Energy Independence and Security Act of 2007 that currently mandates blending 14.4 billion gallons of corn ethanol in 2014.

All of Lincolnway Energy's ethanol production was sold to Green Plains Trade Group LLC (GPTG) until December 31, 2012, at which time the agreement between Lincolnway Energy and GPTG terminated. Lincolnway Energy and GPTG mutually agreed to terminate the ethanol marketing agreement effective December 31, 2012. The termination was requested by Lincolnway Energy because the managers of Lincolnway Energy determined that it was in the best interests of Lincolnway Energy to retain a different ethanol marketer

Lincolnway Energy entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. effective as of January 1, 2013. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy. Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. Lincolnway Energy may reject any purchase order submitted by Eco-Energy, in Lincolnway Energy’s sole discretion. The purchase price payable to Lincolnway Energy under the Agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The agreement has a two year term, and will be renewed for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current two year term. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of ethanol are refiners, blenders or wholesale marketers of gasoline.  Lincolnway Energy anticipates that its ethanol production will be sold in various regional markets given the availability of rail service at Lincolnway Energy's ethanol plant and local markets that will be shipped by truck, but Eco-Energy controls the marketing of all of Lincolnway Energy's ethanol output.

Lincolnway Energy’s primary means of shipping and distributing ethanol will be by rail and truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2013, however, by approximately 13%, with 56,489,948 gallons of ethanol produced during that period, and with an average daily production of 160,483 gallons. This is a 1.4% increase from the prior fiscal year.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2014.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2011, September 30, 2012 and September 30, 2013 accounted for approximately 80%, 75% and 73% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2014 will account for approximately 77% of Lincolnway Energy's total revenues for that fiscal year.

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

Lincolnway Energy's output of distiller's grains will be sold to Hawkeye Gold, LLC until December 31, 2013 under the Distiller's Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold. Lincolnway Energy and Hawkeye Gold mutually agreed to terminate the agreement. The termination was requested by Lincolnway Energy because Lincolnway Energy determined it was in the best interests of Lincolnway Energy to retain a different distiller’s grains marketer.

Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains. The fee for dried distiller's grains is a set percentage of the FOB plant price, but with both a specified maximum and minimum per short ton price. The fee for wet distiller's grains is also a set percentage of the FOB plant price, but with a specified maximum per short ton price.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013. The Agreement will be effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The Agreement can be terminated after its initial term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The Agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy is dependent upon its distiller’s grains marketing agreement for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of distiller's grains are individuals or companies involved in dairy, beef or other livestock production.  Lincolnway Energy anticipates that approximately 7% of its distiller's grains will be locally marketed to nearby livestock producers, but Lincolnway Energy’s distiller’s grains marketer controls the marketing of all of Lincolnway Energy's distiller's grains.

Lincolnway Energy's primary means of shipping and distributing distiller's grain will be by rail and truck.  Local livestock producers are also able to pick up distiller's grains directly from the ethanol plant.

Lincolnway Energy produced 156,370 tons of distiller's grains during the fiscal year ended September 30, 2013, or approximately 13,456 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 3% wet distiller's grains and 97% dried distiller's grains. Dried distillers production increased approximately 10% from the prior fiscal year.

Lincolnway Energy anticipates producing distiller's grains at a similar rate or higher during the fiscal year ending September 30, 2014.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2011, September 30, 2012 and September 30, 2013 accounted for approximately 18%, 23% and 25% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of distiller's grains for the fiscal year ending September 30, 2014 will account for approximately 19% of Lincolnway Energy's total revenues for that fiscal year.

Other Byproducts

There are other byproducts from the production of ethanol at a dry mill plant, primarily corn oil and carbon dioxide.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from the syrup that is generated in the production of ethanol. Lincolnway Energy has an agreement with FEC Solutions, L.L.C. under which FEC Solutions, L.L.C. purchases all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C. Lincolnway Energy pays FEC Solutions, L.L.C. a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil, but the fee has been lowered or waived during some periods. The agreement renews for successive 36 month terms (on October 13 of the applicable year) unless Lincolnway Energy or FEC Solutions, L.L.C. elect to terminate the agreement at the end of the then current 36 month term. The current 36 month term expires on October 13, 2014.

Lincolnway Energy's primary means of shipping and distributing corn oil will be by truck.

Lincolnway Energy anticipates that FEC Solutions, L.L.C. will sell the corn oil in the biodiesel, livestock feed and industrial industries, but FEC Solutions, L.L.C. controls the marketing of all of Lincolnway Energy's output of corn oil.

Lincolnway Energy estimates that it will produce and sell approximately 4,700 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy. Lincolnway Energy’s corn oil sales were approximately $3,400,000, $3,800,000 and $3,300,000 respectively, for the fiscal years ended September 30, 2011 and September 30, 2012, and September 30, 2013 which represented less than 2% , of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's oil sales decreased approximately 13% during the fiscal year ended September 30, 2013 when compared to the prior fiscal year. The decrease was primarily due to equipment malfunctions and reduced market price.

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

Lincolnway Energy estimates it will sell approximately 89,000 tons of carbon dioxide per year to EPCO. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to EPCO will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

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

Lincolnway Energy's ethanol plant is located in Nevada, Iowa. which is located in Story County. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant.  There is not, however, any assurance that Lincolnway Energy will be able to purchase sufficient corn supplies from Story County or regarding the supply or availability of corn given the numerous factors that affect the supply and price for corn.

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

Lincolnway Energy terminated the agreement with Key Cooperative effective as of October 10, 2012. Lincolnway Energy is required to pay Key Cooperative a termination fee of $1,700,000. Payments of $425,000 will be made annually over a four year period with interest at the prime rate on the date of termination. The first payment was made in the month of January 2013.

Lincolnway Energy is originating its corn needs in house, and that it is procuring its corn from various sources, including Key Cooperative.

Lincolnway Energy purchased 11,663,624 bushels of corn for $85,648,581 from Key Cooperative during the fiscal year ended September 30, 2013, and, respectively, 19,396,505 and 20,029,808 bushels of corn for $128,490,494 and $127,764,206 during the fiscal years ended September 30, 2012 and September 30, 2011.

Lincolnway Energy purchased a total of 20,215,430 bushels of corn for $145,024,495 for the fiscal year ended September 30, 2013.

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

Lincolnway Energy purchased approximately 102,000 tons of coal for $7.7 million during the fiscal year ended September 30, 2013, and, respectively, 99,000 and 102,000 tons of coal for $7.2 million and $7.0 million during the fiscal years ended September 30, 2012 and September 30, 2011.

Lincolnway Energy currently obtains all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer.  The agreement allows Lincolnway Energy to purchase up to 105,000 tons of coal during calendar year 2013, and up to 80,000 tons of coal during calendar year 2014. The purchase price is a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement.  The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors.  The adjustments include, for example, a fuel surcharge, a weighted adjustment based on various inflation indices and adjustments for BTU and sulpher dioxide content. Lincolnway Energy is required to pay a penalty in the amount specified in the agreement if Lincolnway Energy fails to purchase a minimum of 28,000 tons of coal in any calendar year.  The penalty is a per-ton fee at a specified percentage of the then current cost per ton of coal under the agreement. The agreement will expire by its terms on December 31, 2014.

Lincolnway Energy is currently dependent upon its agreement with Williams Bulk Transfer for the supply of all of Lincolnway Energy's coal needs.  Lincolnway Energy's loss of its contract with Williams Bulk Transfer, or Lincolnway Energy's inability to negotiate a new contract with Williams Bulk Transfer or another supplier on favorable terms before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

All of the coal utilized by Lincolnway Energy is delivered by truck.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production.

Lincolnway Energy is in the process of converting the primary energy source for its ethanol plant from coal to natural gas and possibly biomass. Lincolnway Energy does not anticipate that process to be completed, however, until approximately the first quarter of 2015. The process is discussed in more detail in Item 7 of this annual report.

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

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.    For example Lincolnway Energy presently uses coal as the source for process heat energy. There is currently a notable difference in cost structure between Lincolnway Energy versus the typical dry grind natural gas ethanol plant. This has put Lincolnway Energy at a cost disadvantage to other dry grind ethanol producers. Through collaboration between two entities and a natural gas line provider, Lincolnway Energy is in the process of bringing a natural gas supply to the facility. The means to use the natural gas for process heat is expected to be completed shortly after the gas supply is available in 2015. In addition to the cost benefits of running natural gas, Lincolnway Energy expects to realize other potential benefits such as reduced energy usage, reduced environmental compliance cost, and reduced fly ash disposal cost. Lincolnway Energy is also looking into burning biomass in the combustor.

Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol distillers' grains or corn oil production.

Lincolnway Energy just recently entered into a contract with ICM, Inc for the purchase and installation of Selective Milling Technology (SMT). Milling is a mechanical process to break the corn down into smaller particles so that it may be mixed with water and enzymes to further break the corn into usable sugars for fermentation. Lincolnway Energy currently uses hammer mills to mill the corn before it is sent to fermentation. With different components of the corn being of different hardness, the result is a grind of varying particle size. Lincolnway Energy is therefore installing SMT for additional grinding of the harder portions of the corn. SMT is designed to further grind the harder portions of the corn, increasing access to starch and oil in the corn; with a goal of increasing oil recovery and starch conversion with reduced enzyme costs. This new technology will be installed in April 2014.

Research and Development Activities

Lincolnway Energy is currently engaged in researching the feasibility of burning lignin and syrup (a biomass product) in the combustor as an alternative energy source.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants in the United States slowed significantly during the last five years due to overall generally unfavorable credit and market conditions. As of January 2013, there were approximately 211 ethanol plants located in 29 different states in the U.S. with an ethanol production capacity of approximately 14.8 billion gallons per year, but 1.5 billion of those gallons was idled capacity. The annualized production of ethanol in the United States during 2012 was also approximately 14.8 billion gallons. According to the Iowa Renewable Fuels Association, as of November 2013, Iowa had 43 ethanol plants in production, with a production capacity of approximately 3.832 billion gallons per year and utilizing over 1 billion bushels of corn. Iowa is one of the top five ethanol producing states in the United States. The United States is currently the world's top producer and consumer of fuel ethanol, and is also one of the largest exporters of fuel ethanol. World production was approximately 22 billion gallons in 2013, 2012 and 2011. Over 40 countries are now producing ethanol, including Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various other countries in the European Union and Central America. Many of those countries have also enacted renewable fuel use requirements.

The general economic and ethanol industry circumstances have, however, been difficult and adverse over much of the past two to five years, with various ethanol plants having been closed or having reduced production. Many plants did, however, return to some level of profitability in the second half of 2009 and into the start of 2010 and again in the last half of 2011 and of 2013. The industry has, however, continued to be volatile.

The drought during 2012 affected corn supplies and corn prices, and caused some plants to temporarily cease production.

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

Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies.

The competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices, including during the 2012 drought.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2014, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

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

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022. Research is therefore continuing regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds. Some of those plants could be characterized as "test" or "pilot" plants, but others are at larger productions levels. Although those plants have faced some financial and technological issues, Lincolnway Energy anticipates that cellulosic ethanol plants will be developed in the near future which will make the production of ethanol from these types of sources economical. As discussed elsewhere in this annual report, DuPont Danisco Cellulosic Ethanol, LLC has purchased approximately 59 acres of real estate from Lincolnway Energy for the purpose of constructing a cellulosic ethanol plant on the real estate. Lincolnway Energy's plant is not designed to produce ethanol from cellulosic stocks, and Lincolnway Energy does not contemplate converting its plant to produce ethanol from cellulosic stocks.

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

Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal, or using various other sources of energy. The other sources of energy include natural gas, biomass and various forms of waste type products, such as woodwaste, tires, construction waste and other waste products. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

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

Lincolnway Energy is working with the Iowa Department of Natural Resources to finalize their Title V operating permit.  This permit is a continuation of the process that began with the permit obtained on July 8, 2011.  This permit will reduce the amount of compliance testing required in the previous permit but will increase the day to day monitoring of the emissions control equipment.  The test reduction was giving because Lincolnway Energy successfully showed compliance with the Iowa Department of Natural Resources emissions limits.  This new permit will reduce the testing costs but increase the man hours required by Lincolnway Energy staff to track compliance.

The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at "Lincolnway Energy's Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy's Business".

The ethanol industry has also been substantially supported by and dependent upon various federal and state programs, including various subsidies, tax exemptions and other forms of financial incentives. Some of those programs and the principal risks associated with the governmental support of the ethanol industry are discussed in Item 1A of this annual report, under "Loss of Current Governmental Support and Incentives for Ethanol Could Reduce the Use of Ethanol and Materially and Adversely Affect Lincolnway Energy's Results of Operations and Financial Position"." As discussed in that section of this annual report, the EPA’s proposal for the 2014 renewable fuels standards are a material concern and issue for the ethanol industry.

Employees

As of December 15, 2013, Lincolnway Energy had 44 employees, with 2 open positions.

Item 1A.        Risk Factors.

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Continue To Be Subject To Generally Difficult Market, Credit And Other Circumstances. The United States and many international economies are still facing difficult and uncertain economic circumstances that may continue into 2014, and perhaps longer. The United States and many international economic circumstances include higher unemployment, flat or falling profits or losses in some industries, volatile stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending by governments, and uncertain business and consumer confidence.

The ethanol industry has been similarly affected. For example, lenders and the credit markets have been generally unfavorable to the ethanol industry during the last two to five years, and the lack of available credit is one factor that has played a part in the proposed construction or expansion of some ethanol plants being canceled or indefinitely delayed. The ethanol industry also experienced decreasing profits over portions of that time period, and many ethanol plants experienced losses over most or some of that time period. The ethanol industry has also struggled with volatile corn prices, and record high corn prices, during parts of the last three years, triggered in 2012 by the drought that affected much of the United States. The record high corn prices, coupled with declining ethanol prices, negatively impacted profits.

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit, debt ceiling and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and higher tax rates, are likely to occur. Some of the tax and other incentives that benefit the ethanol industry have already been eliminated or reduced, and some of the remaining incentives are being strongly challenged and could also be eliminated or reduced. Nearly all of the states are facing similar political, economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are also being faced by Europe and many other regions and countries, all of which adversely affects the United States.

There is also uncertainty in the economy arising from continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Pakistan, Afghanistan, and the Middle East, including Israel, Syria, Iraq and Iran.

There is still a substantial amount of civil unrest and other political uncertainty in the Middle East and other oil producing nations. There have been changes in the government in some countries, and additional and further changes appear to be very likely. It is still not possible to predict with any certainty at this time the possible end results of the unrest and changes in government, and how that may affect oil supplies and prices, the general stability of those countries and the region, and those countries' economies and relationship with the United States. The results could, however, be materially adverse to the United States in general and to energy related industries, such as ethanol.

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

Lincolnway Energy Is Subject To Risk Because Its Ethanol Plant Utilizes Coal.  The primary energy source for Lincolnway Energy's ethanol plant is currently coal.  The use of coal is subject to numerous federal and state regulations, including regarding permissible emissions levels.

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

Many view the Obama administration's and the current EPA stance and policies as highly unfavorable to coal use, and Lincolnway Energy believes there will be increased regulatory requirements for coal in the future that will make it more costly and difficult to use coal.

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

Lincolnway Energy May Not Be Successful In Converting To Another Fuel Source For Its Plant, And Even If It Is Successful, There Will Be Other Risks Associated With Other Fuel Sources.  Lincolnway Energy is changing the energy source for its plant from coal to natural gas and is also pursuing burning other forms of biomass.   Lincolnway Energy believes that it will be successful in converting its plant from coal to natural gas, but the conversion does involve various material considerations and issues, including regulatory, technological and financial considerations and issues.  There are additional technology and regulatory issues when considering biomass as an energy source. You therefore should not assume that Lincolnway Energy will be able to convert its plant to natural gas or to biomass, or on economical terms.

Even if Lincolnway Energy successfully implements the conversion, Lincolnway Energy will still face regulatory and other risks related to natural gas and biomass.  For example, there will still be air permit and emission limits requirements and issues that will need to be met by Lincolnway Energy.  As another example, Lincolnway Energy will need to be able to secure adequate sources of supply of natural gas or biomass and at an economical price, and from reputable third parties.  Some of the other possible biomass energy sources, such as lignin or woodwastes, may vary in availability from time to time due to various factors, such as the economic circumstances of the industry in question.  Some of these other risks are not as equally applicable to coal.

If Lincolnway Energy Ever Expands Or Converts Its Plant To Another Fuel or Cellulosic Source, It Will Be Subject To The Risks Inherent In The Development And Construction Process.  If Lincolnway Energy ever determines to expand its existing ethanol plant or to pursue the construction of an additional ethanol plant, or continues to pursue converting its plant to a biomass source, Lincolnway Energy will be subject to the numerous material risks and uncertainties inherent in the development and construction process.  For example, it may be difficult to identify a suitable location for another ethanol plant because many favorable locations have already been acquired by other ethanol plants or ethanol plant developers.  Lincolnway Energy also believes that it could be difficult to obtain the necessary financing, at least at this time, given the generally unfavorable debt and equity financing market for the ethanol industry at the time of the preparation of this annual report.

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

Lincolnway Energy May At Times Be Leveraged And Have Debt And Debt Service Requirements.  Lincolnway Energy will have loans outstanding from time to time, and may at times be highly leveraged.  Lincolnway Energy does believe that the debt was immaterial at the time of the preparation of this annual report.

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

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 80%, 75% and 73% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2011, 2012 and 2013, respectively.

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

The higher prices for gasoline over the past four years have, however, caused businesses and consumers to actively seek ways to lower or reduce their gasoline consumption. For example, there is increased attention to requiring the auto industry to produce cars with higher fuel efficiency. Higher gasoline prices also increase the focus and attention on the research and development of alternative energy options, such as fuel cells. The existence of higher gasoline prices can therefore also adversely affect gasoline and ethanol prices and the profitability of ethanol plants.

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

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Some ethanol plants delayed opening or curtailed production due to the unfavorable market conditions which were in existence over the two to five year period preceding the date of this annual report. For example, the drought and corresponding substantial increase in corn prices during 2012, coupled with lower ethanol prices, let various ethanol plants to temporarily idle during parts of 2012. If drought or other unfavorable growing conditions occur again in an upcoming crop season, it could again greatly increase corn costs. If that were to occur again, some ethanol plants may again suspend operations, or fail, which could lead to further consolidations in the ethanol industry.

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

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the U.S. Environmental Protection Agency approved the use of E15 in January 2011, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. There will likely need to be government subsidies and support, however, in order to cause service stations to install those types of pumps on a larger scale, and there is currently no material support in Congress for any type of those support programs. There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

Reports continue to be issued by various groups, however, such as the American Petroleum Institute, the American Fuel & Petrochemical Manufacturers and the National Research Council, that question the use of ethanol and other biofuels, both from an economic and environmental perspective. Ethanol organizations disagree with, and respond to, most of those types of reports, but the reports continue to cause governmental, regulatory and public perception concerns and issues for the ethanol industry. See also “There Is Continuing and Growing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol” and “Loss Of Government Support And Incentives For Ethanol Could Reduce The Use Of Ethanol And Materially And Adversely Affect Lincolnway Energy’s Results Of Operations And Financial Position” below.

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies.  Lincolnway Energy's results of operations will be substantially dependent on commodity prices, especially prices for corn, ethanol and unleaded gasoline. The prices of these commodities are volatile and beyond Lincolnway Energy's control.

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 77% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. For example, corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel). As another example, based on the projected increases in acreage for the 2012 crop year and the related projected increases in corn production based on historical yields, Lincolnway Energy had anticipated the possibility of lower corn prices. Instead, the widespread drought in the U.S. during 2012 greatly increased corn prices, with the cash corn price bid reaching $7.70 in November 2012. The cash corn price in Lincolnway Energy's local market area was approximately $7.58 per bushel as of November 30, 2012, as opposed to approximately $5.81 per bushel as of November 30, 2011 and $5.32 per bushel as of November 30, 2010. The corn price on the Chicago Mercantile Exchange daily futures ranged from a low of $5.50 per bushel to a high of $8.49 per bushel during Lincolnway Energy's fiscal year ended September 30, 2012, and from a low of $5.35 per bushel to a high of $7.60 per bushel during Lincolnway Energy's fiscal year ended September 30, 2011, and from a low of $3.25 per bushel to a high of $5.29 per bushel during Lincolnway Energy's fiscal year ended September 30, 2010. The corn price on the Chicago Mercantile Exchange daily futures ranged from a low of $4.41 per bushel to a high of $7.63 per bushel during Lincolnway Energy’s fiscal year ended September 30, 2013.

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

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future. It is possible for the circumstance to arise where corn costs increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations, as some other ethanol plants did during 2008 and parts of 2009 and of 2012. Any suspension of operations could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as coal, electric and other energy costs. Lincolnway Energy's ethanol plant currently utilizes coal as its primary energy source, and Lincolnway Energy estimates that coal costs will, on average, make up approximately 4% of Lincolnway Energy's annual total operating costs. The prices for and availability of coal are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of coal would impair Lincolnway Energy's ability to produce ethanol, and increases in coal prices or changes in Lincolnway Energy's coal costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Some of the factors and risks relate to the fact that the agricultural economy and the economy in general, and market prices and futures prices for oil, gasoline, ethanol, distiller's grains, corn oil, corn, coal, natural gas and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors.  It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

•	Changing supply and demand relationships and trade deficit issues;

•	Weather and other environmental conditions;

•	Acts of God, including drought and storms;

•	Agricultural, fiscal, monetary budget, economic, trade and exchange control programs and policies of governments;

•	International, national, regional and local political and economic events and policies;

•	Changes in fuel and energy costs or in interest rates or rates of inflation;

•	Controversies or disputes about the use of biotechnology in crops, or errors or adverse reactions caused by the use of biotechnology in crops;

•	Infestations or diseases in crops;

•	Acts of terrorism or war, both nationally and internationally;

•	Railcar or truck shortages or strikes within those industries;

•	Environmental and other regulations which impact both the demand for ethanol and the cost of operation of an ethanol plant;

•	Governmental incentives and other regulation related to ethanol;

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

The internet, email, television and other forms of communication allow rumors and speculation to be quickly and widely circulated, which can have immediate and substantial effects on the markets, even if the rumor or speculation is later found to be incorrect.

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

Any attempt by Lincolnway Energy to use forward pricing contracts or the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because commodity price movements and price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors that are beyond the control of anyone. Some of those factors include those noted above in "There Are Many Factors Important To The Success Of An Ethanol Plant That Are Beyond The Control Of Lincolnway Energy."

Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake from time to time, and Lincolnway Energy may at times choose not to engage in any such transactions. As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of corn or decreases in the price of ethanol or unleaded gasoline.

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

Losses from trades in the futures markets, coupled with the volatility in the corn and ethanol markets, are factors that have caused some ethanol companies to incur significant losses and, in some cases, to temporarily idle operations or to seek bankruptcy protection.

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

Lincolnway Energy believes that increased regulation of plants powered by coal, such as Lincolnway Energy's ethanol plant, is very likely. Lincolnway Energy also foresees the possibility of increased regulation of ethanol plants arising from carbon footprint and life cycle and indirect land use change type analysis by regulators.

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

The Renewable Fuels Association, together with other parties, filed a lawsuit challenging California's low carbon fuel standard on the grounds that it violates both the supremacy clause and the commerce clause of the U.S. Constitution. A federal district court ruled in late 2011 that the standard did violate the commerce clause, but that ruling was appealed, and on September 18, 2013, the Ninth Circuit Court of Appeals reversed that district court opinion. The Ninth Circuit did, however, remand the case for trial on whether the ethanol standards in the California law discriminate against out of state ethanol producers in purpose or in practical effect under the Commerce Clause. Although difficult to predict, the State of California has a reasonable chance of winning at that trial.

In another case, California’s Fifth District Court of Appeals issued its opinion on July 15, 2013 in the lawsuit filed by Poet LLC challenging California’s low carbon fuels standard program. The Court upheld the program, but did require California to correct certain aspects of the program’s implementation. In the interim, California cannot increase enforcement under the program beyond the regulations in effect for 2013.

California represents a significant ethanol market, and if corn based ethanol cannot be utilized in California, it could significantly reduce demand for corn-based ethanol such as that produced by Lincolnway Energy. Various other states are also looking at implementing low carbon fuel standard requirements for their states, so the final outcome of the California lawsuits could have significant effects on the ethanol industry.

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

There Is Continuing And Growing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry, and the negative press has been growing as of late. The negative press and claims include that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The widespread drought that occurred during 2012 affected corn supplies and prices, and is one factor pointed to by those arguing the "food versus fuel" position. The claims also include environmental type allegations, including that increased corn acreage and ethanol production strain water supplies and worsen pollution in rivers and streams.  The criticisms also include that ethanol production is leading to land use changes, including the clearing of rain forests, prairies and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which also in turn releases carbon into the atmosphere that has been stored in the soil and otherwise has negative environmental impacts, such as erosion and other land stewardship issues.  The criticisms also include that ethanol, in particular at levels of 15% of higher, damages or is otherwise harmful to engines. The continuing and growing criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association, the AAA (the auto club) and the United Nations.

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

The criticism of the ethanol and biofuels industry could lead to further reductions in governmental supports for the industry and reduced public support and use of ethanol and other biofuels. As discussed in the paragraphs below, the negative press has also included lobbying for the repeal of, or reductions in, key government programs for the ethanol industry, and recent proposals by the U.S. Environmental Protection Agency suggest that the lobbying is being effective. The current criticisms regarding ethanol are based primarily on the production of ethanol from corn, and could accelerate the development of other economical sources for the production of ethanol and the development of other biofuels. Lincolnway Energy's plant can only produce ethanol from corn.

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

Some of the significant federal support programs have already expired or have been discontinued. For example, various material ethanol tax incentives, including the 45¢ per gallon blenders credit for ethanol use and the 54¢ secondary tariff on imported ethanol, expired on December 31, 2011. It appears that this credit and tariff will not be renewed. Although the loss of those tax incentives was expected, the loss still had materially adverse effects on the ethanol industry.

Some other areas where the ethanol industry had hoped for additional legislative or regulatory support were for credits or other forms of support for the installation and use of blender pumps or flex fuel vehicles capable of using ethanol blends in excess of 15% and up to 85%. No significant advancements were, however, made in those areas during 2011, 2012 or 2013, and those areas are material issues for increasing the use of ethanol.

As noted above, the ethanol and biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol and other biofuels production. Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Another continuing regulatory or governmental support issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of higher ethanol blends in conventional automobiles, sometimes referred to as the "blend wall." The prior permitted blend amount was E10. Advocates lobbied the EPA and Congress for years to increase the permitted percentage for all vehicles from anywhere to 12% to 20%, but the EPA elected in January 2011 to only permit E15 and only for use in automobiles with a model year of 2001 or newer and for flex fuel vehicles. The EPA's action was not viewed as significant to the ethanol industry because of the limitation on vehicles and because many retailers do not have the proper dispensing equipment needed in order to offer E15. There was substantial resistance to increasing the permitted ethanol blend percentage from 10% to 15%, and there is substantial resistance to any further increases over 15% from various groups, as further discussed below. No advancements were made on this issue during 2011, 2012 or 2013.

The remaining key component of the federal government's support for the ethanol industry is the renewable fuels standard that arose out of the Energy Independence and Security Act of 2007. Under that legislation, the renewable fuels mandate was increased to 36 billion gallons by 2022, with that requirement broken down among conventional biofuel, which includes ethanol derived from corn starch, advanced biofuels and cellulosic biofuels. There have, however, been various waiver requests from those standards filed with the U.S. Environmental Protection Commission, as well as calls for reductions in, or the repeal of, those standards. The EPA did announce in mid-November 2012 that the first of those waiver requests did not meet the statutory threshold for the evidence necessary to grant the waiver request. Additional waiver requests and continued efforts to extend the period of time for complying with the renewable fuels standards, or for reductions in, or the repeal of, those standards, are, however, ongoing, as discussed below. Also, if ethanol and biofuels production does not increase, or declines due to adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which might also provide support for those who want to reduce or eliminate those standards. Any of those actions would have adverse effects on the ethanol industry, which could be material, in particular any further significant extension of the compliance period or any repeal of, or reductions in, the renewable fuel standards.

As noted, two material legislative and regulatory risks to the ethanol industry are the possibility of the repeal of or reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are industry and legislative proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. For example, the American Petroleum Institute ("API") supports a repeal of the renewable fuels standards and is a strong advocate against any further increases in permitted levels of ethanol blends. The API has a strong lobby, and there is some growing support among some legislators for its positions. For example, bills were proposed during the first quarter of 2013 to ban ethanol blends above 10%, to repeal the renewable fuels standards and to repeal the corn based ethanol requirements of the renewable fuels standards. The API has also recently begun an aggressive lobbying, media and public relations campaign advocating the repeal of the renewable fuels standards. The 2012 drought and the resultant increase in corn costs are some of the factors pointed to as reasons to discontinue support for the ethanol and renewable fuels industries, based on an argument that those industries increase corn costs, and thereby food costs and costs to the livestock industry. The American Fuel & Petrochemical Manufacturers, AAA (the driving club), the restaurant industry, the livestock industry and various consumer, environmental and trade groups have also come out in support of a repeal of, or a reduction in, the renewable fuels standards and against increases in the permitted levels of ethanol blends. The API and other advocates also point to increased U.S. production of oil and the recent discoveries of additional domestic gas and oil resources as warranting rethinking federal policies on renewable fuels, including the renewable fuels standards. Some experts estimate that the U.S. can become self sufficient in oil production, or in conjunction with Canada and Mexico, and perhaps an oil exporter, within the next 5-10 years given the recent ability to tap into domestic oil sources that previously could not be utilized efficiently due to technological limitations.

Also, if ethanol production does not increase, or declines due to the adverse market conditions, that may lead to the need to lower, suspend or extend out further the renewable fuels standards, which then might also provide support for those who want to reduce or eliminate those standards. The ethanol industry is aggressively lobbying against the above types of changes, and for increases in the permitted ethanol fuel blends and other legislation to promote the increased availability and use of ethanol fuel blends of E15 up to E85, but the actions of the EPA that are discussed in the following paragraphs suggest that the EPA is at least currently accepting the arguments and positions of the API and related groups.

The EPA has the authority to make adjustments to the annual renewable fuels standards blending requirements and to grant waiver requests from those requirements. The EPA has received various waiver requests in the past and the EPA exercised its authority to adjust the renewable fuels standards in the past, including by adjusting the requirements for cellulosic ethanol for 2013. The EPA’s past actions on this issue have not generated substantial or material concerns for the ethanol industry because the past actions were limited to cellulosic ethanol and there have been delays in the advancement of cellulosic technology and plants. The EPA’s proposal for the 2014 renewable fuels standards levels, and its reasoning for those levels, has, however, created material concerns and issues for the ethanol and biofuel industry.

The EPA issued its proposal for the 2014 standards on November 15, 2013, and under the proposal biofuels blending would see nearly across the board reductions from the levels otherwise required under the renewable fuels standards. As two examples, under the proposal, the EPA would require 15.21 billion gallons of total renewable fuel, as opposed to the 18.15 billion gallons otherwise required under the standards, and 17 million gallons of cellulosic biofuel, as opposed to the 1.75 billion gallons otherwise required under the standards. The EPA proposal also lowered the standard for conventional biofuel, which includes corn-based ethanol. The proposal would require 13.01 billion gallons of conventional biofuel, as opposed to the 13.8 billion gallon level that had been set for 2013 and the 14.4 billion gallons otherwise required by the standards.

The EPA cited various reasons in support of its proposal, including the ethanol 10% blend wall being reached, infrastructure concerns, and lack of sufficient growth in ethanol and biofuel use.

The proposal is subject to a 60-day comment period and a public hearing, but the proposed is a potentially significant setback for the ethanol and biofuels industry not only for 2014, but also because of the reasoning utilized by the EPA and the potential trend the proposal might evidence in the governments view and future approach for the renewable fuels standards and ethanol and biofuel in general. The EPA has appeared to accept the positions of the API and other advocates against ethanol in setting the levels in the EPA’s proposal, and the end result desired by those advocates is the repeal of the renewable fuels standards and of any other governmental support for ethanol and biofuel blended fuels.

In addition, both the API and the American Fuel & Petrochemical Manufacturers have already filed a waiver request with the EPA for the EPA’s 2014 requirements, and other waiver requests are expected. The EPA has indicated a willingness to consider waiver requests. The API has also threatened other litigation, including based on the fact that the EPA continues to fail to meet its statutory deadline of setting the renewable fuels standards levels by November 30 of the prior year. The 2014 levels will not be set until at least spring of 2014.

Ethanol and biofuel advocates also intend to challenge the EPA’s proposal, including based on the grounds that the EPA does not have the statutory authority to consider the basis alleged by the EPA as support for the various parts of the EPA’s proposal and that the EPA’s analysis is not correct in any event.

The actions of states are also important to the ethanol industry, and some states, such as Iowa and Minnesota, have various requirements which support the ethanol industry. A key state, however, California, has passed a low carbon fuel standard which will effectively shut out grain-based ethanol from outside California in the coming years. The legislation adopted by California, and any other similar legislation that might be adopted by any other states, could make it difficult to timely meet the renewable fuels standard.

There have also been some adverse movements in other states, such as efforts to ban ethanol in New Hampshire, labeling concerns in Nebraska and a repeal threat of the Florida renewable fuels standards.

Interruptions In The Supply Of Water, Electricity, Coal Or Other Energy Sources Or Other Interruptions In Production Would Have An Adverse Effect On Lincolnway Energy's Ethanol Plant.  Interruptions in the supply of water, electricity, coal, natural gas or other energy sources at Lincolnway Energy's ethanol plant would have a material adverse impact on operations, and could require Lincolnway Energy to halt production at the ethanol plant.

Interruptions in or the loss of the supply of water, electricity, coal, natural gas or other energy sources could occur, for example, because of software or other computer problems at the ethanol plant or at the plants of the suppliers of the water, electricity, coal, natural gas or other energy.  Lincolnway Energy's and any suppliers' use of its software and other computer systems will be subject to attack by computer hackers, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier. As an example, Lincolnway Energy was provided with a notice of force majeure from its coal supplier in June 2012, arising from flooding. Although Lincolnway Energy did not experience any loss of coal deliveries, acts of God or other force majeure events affecting suppliers could create supply problems for Lincolnway Energy.

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

An ethanol plant utilizing corn to produce ethanol will also experience competition from other plants which produce ethanol from other products. For example, ethanol can be produced from corn stover, rice straw, wheat, cheese whey, potatoes, wheat, oats, barley straw, milo, sorghum, sugar bogasse, rice hulls, various wastes (such as wood and vegetation) and cellulose based biomass. Various federal incentives have been enacted to encourage and support the development of cellulosic based ethanol production, and the Energy Independence and Security Act of 2007 provides that 16 billion gallons of the 36 billion gallon renewable fuels mandate for 2022 must come from cellulosic biofuel. Many companies were developing cellulosic based ethanol plants as of the time of the preparation of this annual report. Cellulosic and other ethanol technologies are viewed by many as the "next generation" ethanol technologies.

Although Lincolnway Energy believes there will continue to be a place for corn based ethanol production within the ethanol industry, it is possible that at some point in the future governmental and public support of the ethanol industry may be focused primarily upon, and provide significant advantages or benefits to, cellulosic and other developing ethanol technologies, which could have adverse effects on Lincolnway Energy and corn based ethanol production in general. The requirements for the use of cellulosic and other advanced biofuels in the 2007 energy act are evidence of the government's support of, and trending to, those types of biofuels. The public may also eventually support cellulosic and other advanced biofuels because of the perception that those types of biofuels do not have some of the perceived negative effects of corn based ethanol, such as the food versus fuel debate, given that cellulosic and other advanced biofuels are not made from products otherwise used in the food chain and are in some cases produced from waste type products.

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

Research is also continually being conducted for alternatives to petroleum based fuel products and for additional renewable fuel products. For example, research is ongoing regarding the use of hydrogen, electric or solar powered vehicles and fuel cells. A breakthrough or discovery in any research could conceivably occur at any time, and will occur at some point, and could have the effect of greatly reducing the use of ethanol or of even making the use of ethanol obsolete over time. There will be increased incentives to develop alternatives to petroleum based fuel products given the high gasoline prices over the last four years and the uncertainty in the Middle East. It is also commonly agreed that the dependence of the U.S. on foreign oil places the U.S. in difficult political and economic circumstances, and the federal government will likely assist in the development of alternatives to petroleum based fuel products given the issues that arise from the dependence of the U.S. on foreign oil.

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

Lincolnway Energy's office building has approximately 1,400 square feet.  Lincolnway Energy utilizes the office building for office space for Lincolnway Energy's management and other staff.  Lincolnway Energy was utilizing approximately 95% of the available office space as of the date of this annual report, with the remaining 5% being available to accommodate any expansion of Lincolnway Energy's staff.  The office building also includes grain receiving facilities.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks as discussed in the following paragraph. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during 2014.

Lincolnway Energy, LLC completed the construction of an additional 9,372 feet of rail spur to Lincolnway Energy's existing track in December of 2011. The purpose for constructing the additional rail spur was to add rail car capacity for sorting railcars and also for future commercial development that would require rail access.and track usage.

Lincolnway Energy sold 59.05 acres of real estate that was also adjacent to Lincolnway Energy's 64 acre parcel noted above to DuPont Danisco Cellulosic Ethanol, LLC on October 5, 2011. The sale of the real estate is discussed in more detail in Item 1 above in this annual report.

Lincolnway Energy leases 120 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has a lease for 90 hopper rail cars for a three year term which is scheduled to expire in March 2014 and another three year term lease agreement for an additional 15 hopper rail cars that will expire in October 2016. Lincolnway Energy also leases 130 tank rail cars that are used for transporting ethanol. The scheduled term of leases goes to March 2014 for 30 cars and September 2016 for 100 cars.

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

On May 3, 2010, Lincolnway Energy was sued by GS CleanTech Corporation (“GS CleanTech”), a wholly owned subsidiary of GS (Green Shift) CleanTech Corporation. The lawsuit involves claims by GS CleanTech that it owns proprietary rights related to methods for the separation of corn oil from the by-product stream of the dry mill ethanol manufacturing process and post-oil removal processing methods.

The case was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036, and alleged infringement of United States Patent No. 7,601,858 (“858 Patent”).

Shortly after the case was filed, GS CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary (the “MDL Panel”), and was successful in having Lincolnway Energy’s case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The Multi-District Litigation (“MDL”) proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems (‘858) Patent Litigation, and has been assigned the following case number by the Court: Master Case No.: 1:10-ml-2181-LJM-DML.

The Order by the MDL Panel operated to join multiple defendants from differing actions into the consolidated MDL proceeding. Lincolnway Energy has joined with these defendants, consisting of a number of other ethanol manufacturers as well as ethanol process equipment manufacturers, in defending against the ‘858 Patent and the claims asserted by GS CleanTech thereunder. These defenses include claims of non-infringement as well as claims of patent invalidity based upon a number of grounds.

Since the inception of the case in 2010, GS CleanTech has obtained issuance of additional United States patents related to the corn oil separation technology. As a result, additional patents have been asserted by GS CleanTech in the MDL proceeding against Lincolnway Energy and all of the other MDL defendants (the “Joint Defendants”). Specifically, GS CleanTech has added claims under U.S. Patent No. 8,008,516 (the “516 Patent”), U.S. Patent No. 8,008,517 (the “517 Patent”), and US Patent No. 8,283,484 (“484 Patent”) - all three of which are continuations of, and are based upon the disclosures of, the ‘858 Patent. Claims construction and all discovery regarding liability issues is completed with regard to the ‘858 Patent, ‘516 Patent, ‘517 Patent and ‘484 Patent (collectively, “the ‘858 Patent Family”). As to the ‘858 Patent Family, claims construction had been completed but was later modified by the Court in response to Motions for Summary Judgment of Noninfringement filed by the Joint Defendants. Thereafter, discovery on liability issues continued, including taking depositions. Discovery for the ‘858 Patent Family is now closed.

GS CleanTech has also asserted U.S. Patent No. 8,168,037 (“’037 Patent”) against Lincolnway Energy and certain of the other MDL defendants. The ‘037 Patent is based upon a differing patent specification as compared to the ‘858 Patent Family. The ‘037 Patent covers the process steps of directing the de-oiled syrup exiting the centrifuge after the oil separation process to the evaporators for further removal of moisture prior to directing the stream to the dryers to be added to the distiller’s dried grains. A differing Case Management Order issued by the MDL Court controls the progress of the ‘037 Patent. The ‘037 Patent has undergone claims construction, and liability discovery was closed in October of 2013.

GS CleanTech is seeking damages consisting of at least a reasonable royalty rate and disgorgement of profits and lost profits. GS CleanTech has further claimed the infringing conduct by Lincolnway Energy is willful resulting in entitlement to recover treble damages and attorney fees pursuant to 35 U.S.C. §284. Discovery on damages has been deferred by the MDL Court on both the ‘858 Family and the ‘037 Patent. The discovery in the Joint Defendants’ defense of Inequitable Conduct has been extended by the Court and is currently ongoing.

In the MDL proceeding involving the ‘858 Patent Family, the Joint Defendants have recently filed a Motion for Summary Judgment seeking the Court to enter an Order whereby the Court finds that the ‘858 Family of Patents are not infringed and that the patents are invalid and unenforceable. GS CleanTech has also filed a separate Motion for Summary Judgment of Infringement asserting that the oil separation processes of all of the Joint Defendants, including Lincolnway Energy, infringe the ‘858 Patent Family. The Joint Defendants have worked collectively to resist GS CleanTech’s Motion for Summary Judgment of Infringement.

GS CleanTech has filed a Motion for Summary Judgment of Infringement on the ‘037 Patent. The applicable Joint Defendants will resist that motion and assert Motions for Summary Judgment based upon invalidity and unenforceability.

The case has changed since its inception in May of 2010. It started as an infringement claim of a single patent, and now involves five differing patents and over 50 differing claims under those patents.

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

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2013, which were held of record by 949 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2013.

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

The second amended and restated operating agreement of Lincolnway Energy, as amended, provides that the board of Lincolnway Energy may not issue more than an aggregate of 90,000 units without the vote of the members, except that the directors of Lincolnway Energy may effectuate a split of the outstanding units into a lesser or greater number of units, based upon a uniform multiple, without the vote of the members.  In that event, the 90,000 amount shall also be increased or decreased in accordance with the multiple that was utilized in the split of the units.  The second amended and restated operating agreement also provides that Lincolnway Energy may not issue any units to any director or officer of Lincolnway Energy in their capacity as such, without the vote of the members.  The necessary vote in any of the circumstances described in this paragraph is the vote of the members holding at least a majority of the outstanding units represented at a meeting at which a quorum of the members is present.  The members holding at least 25% of the outstanding units constitute a quorum at any meeting of the members.

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

One example that will be applicable to Lincolnway Energy on an ongoing basis arises from the fact that Lincolnway Energy is taxed as a partnership for income tax purposes.  There are various statutes and regulations that Lincolnway Energy must comply with in order to maintain that tax classification.  One applicable statute and related regulation is Section 7704 of the Internal Revenue Code of 1986 and Section 1.7704-1 of the Treasury Regulations.  Section 7704 provides, in general, that a partnership which becomes a publicly traded partnership under Section 7704 will be taxed as a corporation.  Section 7704 provides that a publicly traded partnership is a partnership whose interests either are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent.  Section 1.7704-1 sets forth some rules for making a determination of whether a partnership is readily tradable on a secondary market or the substantial equivalent for that purpose, and establishes some specified processes and procedures as "safe harbors" under the publicly traded partnership rules.  The safe harbors include a limited matching service and a limited repurchase option.

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

Lincolnway Energy has established a qualified matching service on Lincolnway Energy's website, and the second amended and restated operating agreement of Lincolnway Energy includes a repurchase provision that complies with the safe harbor for a repurchase option under the publicly traded partnership rules.  There are numerous conditions and requirements in both the qualified matching service and the repurchase option, so neither provides any significant liquidity for Lincolnway Energy's units.  Also, Lincolnway Energy has no obligation to purchase any units under the repurchase provisions in the second amended and restated operating agreement.

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

Lincolnway Energy does not contemplate being able to establish a definite or regular distribution policy or history because the determination of whether a distribution can or should be made by Lincolnway Energy will need to be made by the board of Lincolnway Energy based upon the then existing facts and circumstances of Lincolnway Energy, which could change materially from time to time. For example, although a distribution was declared in November of both 2006 and 2007 and in May of both 2007 and 2008, the board of Lincolnway Energy determined that no distribution should be made by Lincolnway Energy during November 2008, May 2009 or in November 2009, given the generally unfavorable economic outlook and the prevailing conditions in the ethanol industry. As noted above, Lincolnway Energy did declare a distribution in February of 2010 and February 2012, but both of those distributions were at a lower per unit amount than the prior distributions by Lincolnway Energy. Also, no distribution was declared in November of 2010, in February or November of 2011, in November 2012 or during 2013. Although no firm decision has been made, it is possible that no distributions will be declared and paid by Lincolnway Energy during the fiscal year ending September 30, 2014.

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2013 to September 30, 2013. As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2013, 2012, 2011, 2010 and 2009 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statements of Operations Data:	2013	2012	2011	2010	2009
Revenues	182,469,541	$169,567,374	$173,951,126	$114,373,268	$110,223,531
Cost of goods sold	186,301,560	171,827,633	169,817,362	106,744,081	113,576,938
Gross profit(loss)	(3,832,019)	(2,260,259)	4,133,764	7,629,187	(3,353,407)
General and administrative expense	3,224,382	2,955,565	2,649,796	2,440,390	2,366,638
(Gain) loss on sale or disposal of property and equipment	—	(489,664)	—	—	—
Contract settlement fee	—	1,700,000	—	—	—
Operating income (loss)	(7,056,401)	(6,426,160)	1,483,968	5,188,797	(5,720,045)
Interest expense	(160,068)	(237,565)	(593,461)	(851,358)	(860,303)
Other income-interest and grant	4,277	6,957	9,542	25,019	165,007
Net income (loss)	$(7,212,192)	$(6,656,768)	$900,049	$4,362,458	$(6,415,341)
Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$(171.52)	$(158.31)	$21.40	$103.75	$(152.57)
Cash distributions per unit	$—	$25.00	$—	$50.00	$—

	2013	2012	2011	2010	2009
Working Capital	$8,991,957	$12,327,668	$10,403,670	$11,493,635	$6,670,560
Net Property Plant & Equipment	$30,865,651	$37,246,286	$44,693,362	$49,821,446	$57,293,563
Total Assets	$44,998,730	$54,001,124	$61,198,788	$65,898,900	$71,092,101
Long-Term Obligations	$2,435,004	$5,149,053	$3,188,021	$9,859,711	$14,938,584
Members' Equity	$38,219,124	$45,431,316	$53,139,309	$52,239,260	$49,979,252
Book Value per Member Unit	$909	$1,080	$1,264	$1,242	$1,189

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

Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa. Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains since May 22, 2006. The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. The ethanol plant produced 56,489,948 gallons of ethanol and 156,370 tons of distillers' grains during the fiscal year ended September 30, 2013. Lincolnway Energy had a planned shut down during the month of April 2013 to complete routine maintenance work.

Lincolnway Energy's plant also produces corn oil and carbon dioxide.

Lincolnway Energy's ethanol was sold pursuant to an ethanol marketing agreement between Lincolnway Energy and GPTG until December 31, 2012, and pursuant to an agreement between Lincolnway Energy and Eco-Energy commencing January 1, 2013. The purchase price payable to Lincolnway Energy under both of the agreements is the purchase price set forth in the purchase order for the ethanol in question, less various costs and a marketing fee. Title and all risk of loss and damage to all ethanol passed to GPTG or Eco-Energy at the time the ethanol passed across the inlet flange into the rail cars or trucks of the carrier at the Lincolnway Energy plant.

Lincolnway Energy's output of distiller's grains was sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold, LLC. Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains. The fee for dried distiller's grains was a set percentage of the FOB plant price, but with both a specified maximum and a minimum per short ton price. The fee for wet distiller's grains was also a set percentage of the FOB plant price, but with a specified maximum per short ton price. The Distiller's Grains Marketing Agreement will be terminated effective on December 31, 2013.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013. The Agreement will be effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The Agreement can be terminated after its initial term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The Agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol. FEC Solutions, L.L.C (FECS) purchases all of Lincolnway Energy's output of corn oil for resale by FECS pursuant to an agreement that became effective on October 13, 2008. Lincolnway Energy pays FECS a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil, but the fee has been lowered or waived during some periods. The agreement renews for successive 36 month terms, on October 13 of the applicable year, unless Lincolnway Energy or FECS elects to terminate the agreement at the end of the then current 36 month term. The current 36 month term expires in October 2014.

EPCO Carbon Dioxide Products, Inc. (EPCO) constructed a plant on Lincolnway Energy's site in mid 2010 to collect the carbon dioxide that is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide gas. Lincolnway Energy and EPCO also have an agreement under which EPCO markets and sells the liquid carbon dioxide . The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy is based upon EPCO's shipped tons of liquid carbon dioxide. The current purchase price is the greater of the fixed per shipped ton price specified in the agreement or the margin price, as that term is defined in the agreement. EPCO has also agreed to a take or pay obligation for each year under the agreement of the greater of 180 shipped tons per day or 70% of the annual liquid CO2 production capacity of the EPCO plant at full capacity. The term of the marketing agreement with EPCO is ten years from the first date on which liquid carbon dioxide was produced at the EPCO plant, which occurred during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement.

Lincolnway Energy is dependent upon its agreements for the marketing and sale of its products, in particular ethanol and distillers' grains, and Lincolnway Energy's loss of those agreements could have material adverse effects on Lincolnway Energy.

Comparison of Fiscal Years Ended September 30, 2013 and 2012

Statements of Operations Data:	2013		2012
	Amount	%	Amount	%
Revenues	$182,469,541	100.0	$169,567,374	100.0
Cost of goods sold	186,301,560	102.1	171,827,633	101.3
Gross loss	(3,832,019)	(2.1)	(2,260,259)	(1.3)
General and administrative expense	3,224,382	1.8	2,955,565	1.7
(Gain) loss on sale or disposal of property and equipment	—	—	(489,664)	(0.2)
Contract settlement fee	—	—	1,700,000	1.0
Operating loss	(7,056,401)	(3.9)	(6,426,160)	(3.8)
Interest expense	(160,068)	(0.1)	(237,565)	(0.1)
Interest income	4,277	—	6,957	—
Net loss	$(7,212,192)	(4.0)	$(6,656,768)	(3.9)

Operating Data:	2013	2012
Ethanol gallons sold	56,787,729	55,253,090
Average price of ethanol sold ($ per gallon)	$2.35	$2.29
Dry distillers grain sold (tons)	156,717	146,515
Average price of dried distillers grains sold ($ per ton)	$243.66	$218.04
Average corn cost per bushel	$7.20	$6.62

Revenues from operations for the fiscal year ended September 30, 2013 were approximately $182.5 million, consisting of $133.2 million of ethanol sales (net of hedging activity) (73%), $45.0 million in distiller's grains sales (25%) and $4.2 million of corn oil, syrup and CO2 sales (2%).  Revenues increased in fiscal year 2013 by approximately 7.6%, when compared to the fiscal year 2012. Lincolnway Energy sold approximately 56.8 million gallons of ethanol at an average price of $2.35 per gallon, 156,717 tons of dried distillers grains at an average price of $243.66 per ton, and 5,099 tons of wet distillers grains at an average price of $111.84 per ton during the fiscal year ended September 30, 2013.  Lincolnway Energy also sold approximately 4,577 tons of corn oil at an average price of $704.48 per ton during the 2013 fiscal year.  The increase in revenues for the fiscal year ended September 30, 2013 resulted from a 2.8% increase in ethanol sales volume and a 2.6% increase in average price for ethanol as compared to the previous fiscal year.

The average price Lincolnway Energy received for its dried distiller's grains increased to $243.66 per ton in fiscal year 2013, from $218.04 per ton in fiscal year 2012.  Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn and increased domestic and export demand for dried distillers grains. Distiller grains are typically impacted by increases in corn prices as distillers grains are primarily used as an animal feed substitute for corn. Management anticipates continued strong demand for distillers grains.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2013 totaled approximately $186.3 million, which was an increase of 8.4% when compared to fiscal year 2012.  The increase in cost of goods sold for the 2013 fiscal year is primarily due to a 8.8% increase in the average cost of corn per bushel for fiscal year 2012.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs excluding hedging activity for the fiscal year ended September 30, 2013 totaled approximately $145.6 million, compared to $129.1 million for fiscal year 2012. Approximately 20.1 million bushels of corn was ground during fiscal year 2013 at an average cost of $7.20 per bushel, compared to 19.7 million bushels at an average cost of $6.62 for fiscal year 2012. The increase in bushels ground was due to an increase in production during fiscal year 2013. The increase in corn price is partially attributed to tight corn supply caused by the drought that the U.S. experienced in the summer of 2012. Ethanol yields stayed relatively neutral from fiscal year 2013 compared to 2012. Corn hedging activity includes a combined unrealized and realized net gain of $1.1 million from derivative instruments compared to a $1.0 million combined unrealized and realized net loss for fiscal year 2012.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 77.6% of cost of goods sold for the fiscal year ended September 30, 2013, compared to75.9% of costs of goods sold for fiscal year 2012.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2013 totaled approximately $10.8 million or 5.8% of cost of goods sold, compared to $9.8 million, or 5.7% of cost of goods sold, for the 2012 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2013, Lincolnway Energy purchased 101,639 tons of coal at an approximate total cost of $7.7 million compared to approximately 98,801 tons at an approximate cost of $7.2 million for fiscal year 2012. Electricity and propane costs amounted to approximately $2.6 million, an increase of $.03 million from fiscal year 2012 and approximately $.4 million of sodium bicarbonate, sand and lime cost for fiscal year 2013 that is added to the combustor with the coal for emissions control. The increase in energy cost is due to a price increase for coal and electricity as well as the increase in production days for the fiscal year 2013.

Ingredient costs for the fiscal year ended September 30, 2013 totaled approximately $7.9 million or 4.2% of cost of goods sold, compared to $7.0 million, or 4.1% of cost of goods sold, for the 2012 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. Denaturant costs (natural gasoline) increased $.3 million for the fiscal year ended September 30, 2013 compared to fiscal year 2012.  This increase is a result of a 1.4% increase in ethanol gallons produced for the fiscal year ended September 30, 2013 compared to fiscal year 2012. Enzyme costs increased $.3 million or 16.9% for the fiscal year ended September 30, 2013 compared to fiscal year 2012. The alpha enzyme previously used in production became unavailable so a different enzyme had to be purchased at a higher price. A new enzyme additive was also introduced into our process to gain efficiencies in fermentation and reduce the amount of cleaning chemicals needed. The introduction of this additive contributed to a $.2 million decrease in process chemical cost in the 2013 fiscal year. Fermentation chemicals increased $.4 million or 19% for the fiscal year ended September 30, 2013 compared to fiscal year 2012. Antibiotics were increased to fight infections.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.9 million, or 3.2% of cost of goods sold, for the fiscal year ended September 30, 2013, compared to $6.4 million, or 3.7% of cost of goods sold, for fiscal year 2012. This decrease in cost is due to the decrease in repair and maintenance cost and supplies. Two scheduled maintenance shutdowns occurred during the 2012 fiscal year with extensive combustor repairs. Only one shutdown happened during the 2013 fiscal year.

Depreciation totaled approximately $7.1 million, or 3.8% of cost of goods sold, for the fiscal year ended September 30, 2013, compared to $7.0 million, or 4.1% of cost of goods sold, for fiscal year 2012.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $9.8 million, or 5.3% of cost of goods sold, during the fiscal year ended September 30, 2013, compared to $11.0 million, or 6.4% of cost of goods sold, for fiscal year 2012.  The decrease is due to Lincolnway Energy's change in ethanol marketers on January 1, 2013. The new ethanol marketer sells all of ethanol gallons at a FOB price. No expenses for freight are passed on to Lincolnway Energy.

General and administrative expenses totaled approximately $3.2 million during the fiscal year ended September 30, 2013, compared to $3.0 million for fiscal year 2012. The $.2 million increase is due to an increase in legal fees for the patent litigation, employment costs and letter of credit bank charges.

For the fiscal year ended September 30, 2012, a contract settlement fee of $1.7 million and gain on land sale of $489,664 was recognized, whereas no comparable items were recognized in fiscal year 2013. The contract settlement fee incurred was related to the early termination of an agreement with Lincolnway Energy's primary corn supplier. The gain on land sale was recognized due to the sale of a land parcel adjacent to Lincolnway Energy's primary site.

Comparison of Fiscal Years Ended September 30, 2012 and 2011

Statements of Operations Data:	2012		2011
	Amount	%	Amount	%
Revenues	$169,567,374	100.0	$173,951,126	100.0
Cost of goods sold	171,827,633	101.3	169,817,362	97.6
Gross profit (loss)	(2,260,259)	(1.3)	4,133,764	2.4
General and administrative expense	2,955,565	1.7	2,649,796	1.5
(Gain) loss on sale or disposal of property and equipment	(489,664)	(0.2)	—	—
Contract Settlement fee	1,700,000	1.0	—	—
Operating income (loss)	(6,426,160)	(3.8)	1,483,968	0.9
Interest expense	(237,565)	(0.1)	(593,461)	(0.3)
Other income-interest	6,957	—	9,542	—
Net income	$(6,656,768)	(3.9)	$900,049	0.6

Operating Data:	2012	2011
Ethanol gallons sold	55,253,090	56,980,616
Average price of ethanol sold ($ per gallon)	$2.29	$2.41
Dry distillers grain sold (tons)	146,516	143,758
Average price of dried distillers grains sold ($ per ton)	$218.04	$177.09
Average corn cost per bushel	$6.62	$6.34

Revenues from operations for the fiscal year ended September 30, 2012 were approximately $169.6 million, consisting of $126.4 million of ethanol sales (net of hedging activity) (75%), $38.6 million in distiller's grains sales (23%) and $4.6 million of corn oil, syrup and CO2 sales (2%).  Revenues decreased in fiscal year 2012 by approximately 2.5%, when compared to the fiscal year 2011. Lincolnway Energy sold approximately 55.3 million gallons of ethanol at an average price of $2.29 per gallon, 146,516 tons of dried distillers grains at an average price of $218.04 per ton, and 6,142 tons of wet distillers grains at an average price of $101.19 per ton during the fiscal year ended September 30, 2012.  Lincolnway Energy also sold approximately 4,815 tons of corn oil at an average price of $780.57 per ton during the 2012 fiscal year.  The decrease in revenues for the fiscal year ended September 30, 2012 resulted from a 3.0% decrease in ethanol sales volume and a 6.5% decrease in price for ethanol as compared to the previous fiscal year. The revenues for the year ended September 30, 2012 include combined unrealized and realized net loss on derivative ethanol contracts of $7,308 compared to a $1.1 million loss for the year ended September 30, 2011.

The average price Lincolnway Energy received for its dried distiller's grains increased to $218.04 per ton in fiscal year 2012, from $177.09 per ton in fiscal year 2011.  Management believes the increase in the price for distiller's grains is a result of the increase in the price of corn and increased domestic and export demand for dried distillers grains. Distiller grains are typically impacted by increases in corn prices as distillers grains are primarily used as an animal feed substitute for corn. Management anticipates continued strong demand for distillers grains due to higher corn prices.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2012 totaled approximately $171.8 million, which was an increase of 1.2% when compared to fiscal year 2011.  The increase in cost of goods sold for the 2012 fiscal year is primarily due to a 4.4% increase in the average cost of corn per bushel for fiscal year 2012 offset by a 2.4% decrease in ethanol production for the 2012.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs excluding hedging activity for the fiscal year ended September 30, 2012 totaled approximately $129.1 million, compared to $126.0 million for fiscal year 2011. Approximately 19.7 million bushels of corn was ground during fiscal year 2012 at an average cost of $6.62 per bushel, compared to 20.0 million bushels at an average cost of $6.34 for fiscal year 2011.

The decrease in bushels ground was due to a decrease in production during fiscal year 2012. The increase in corn price is partially attributed to an increase in corn demand that leads to tight corn supply and the drought that the U.S experienced in the summer of 2012. Ethanol yields stayed relatively neutral from fiscal year 2012 compared to 2011. Corn hedging activity includes a combined unrealized and realized net loss of $1.0 million from derivative instruments compared to a $3.0 million combined unrealized and realized net loss for fiscal year 2011.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 75.9% of cost of goods sold for the fiscal year ended September 30, 2012, compared to76.1% of costs of goods sold for fiscal year 2011.

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

Corn
Corn values in 2013 continued to be volatile throughout the year . Unlike last year when futures led the markets higher, this year basis did most of the heavy lifting, reaching all time highs as futures declined throughout most of the year. The market used basis to balance extremely tight ending stocks against prospects for record new crop supplies. USDA reported in November 2013 that U.S. corn harvested acreage was reduced by 1.9 million acres while yield was increased 5.1 bushels per acre to 160.4. Production was reported increasing 146 million bushels to 13.989 billion bushels. The 2013/2014 U.S. corn carryout is forecasted at 1.887 billion bushels. The corn market remains in a downward trend in price which is likely to continue with basis levels working lower to more historical levels consistent with higher stocks to use ratio. Management believes that the local basis will continue to be strong due to the lower production yields experienced in the local area compared to the rest of the corn belt regions.
Ethanol
The current environment for the U.S. ethanol complex in the 4th quarter of 2013 has been strong but is in a downward movement the last half of December 2013. The recent strong margin environment has been driven primarily by weaker imports in the back half of the year combined with the need to rebuild historically low ethanol inventories. Consumer gasoline demand has been robust in recent months when compared to forecasted expectations from the US Department of Energy, which has also contributed to the strong ethanol demand domestically.

The forward environment for the US ethanol complex remains bullish coming into calendar year first quarter, with incremental production potentially pressuring margins for the remainder of the calendar year. Low cost feedstock should allow the US to rebuild healthy ethanol stocks levels while keeping production margins attractive during the calendar year first quarter timeframe. The market will rely on strong exports to balance supply, which depend on a lower overall flat price environment in relation to gasoline. Competition from the Brazilian market in the short term in unlikely with a higher cost of production preventing meaningful exports to the US. The reduction in the RFS2 mandate also supports the use of corn ethanol over imported Brazilian product domestically with any regulatory demand for advanced product significantly reduced. Longer term, the reduction in the mandate slows the growth curve for ethanol domestically in the blend pool slowing the build-out of assets required to reach higher blend levels.

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

Some other areas where the ethanol industry had hoped for additional legislative or regulatory support were for credits or other forms of support for the installation and use of blender pumps or flex fuel vehicles capable of using ethanol blends in excess of 15% and up to 85% and approvals of the use of ethanol blends in excess of 15%. There have been some state incentives to install blender pumps but the federal support has been weak in this area. Those areas are material issues for increasing the use of ethanol.

There have also been some adverse movements at the state legislative level, such as efforts to ban ethanol in New Hampshire, labeling concerns in Nebraska and a repeal threat of the Florida renewable fuels standard. Also, the court rulings regarding California's low carbon fuel standard have all upheld that law, so there are still difficulties regarding access of corn based ethanol to the California market, which is one of the largest U.S. markets for ethanol.

Perhaps the remaining most significant federal legislation supporting the ethanol and biofuels industry is the Energy Independence and Security Act of 2007. The Act provides for the increasing use of ethanol and other biofuels through the renewable fuels standards. There have been various waiver requests from those standards filed with the U.S. Environmental Protection Commission, as well as calls for reductions in, or the repeal of, those standards. The EPA did announce in mid-November 2012 that the first of those requests did not meet the statutory threshold for the evidence necessary to grant the request. Additional waiver requests and continued efforts by various groups to extend the period of time for complying with the renewable fuels standards, or for reductions in or the repeal of those standards, are, however, ongoing. For example, as discussed elsewhere in this annual report, there are significant efforts underway by the American Petroleum Institute and others to repeal or delay the renewable fuels standards and the laws supporting increased ethanol blends in gasoline. Both of those issues are critical to the maintenance and growth of the ethanol industry, and any repeal or reductions in those laws would have material adverse effects on the ethanol industry.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck. For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that the railcars have been loaded and are available for billing.  For distiller's grains, title passes upon the loading of distiller's grains into trucks.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller's grain are included in costs of goods sold.

Lincolnway Energy's ethanol production is sold to Eco-Energy, as is discussed above in the "Overview" section of this Item.  The purchase price payable to Lincolnway Energy under its agreement with Eco-Energy is the price for the ethanol as set out in the applicable purchase order, less various costs and a fee to Eco-Energy.

Lincolnway Energy's distiller's grain production was sold to Hawkeye Gold, LLC as the date of this annual report.  Lincolnway Energy pays Hawkeye Gold, LLC a marketing fee for dried distiller's grains of set percentage of the FOB plant price for the dried distiller's grain, but with both a maximum and a minimum per short ton fee.  The marketing fee for wet distiller's grains is currently also a set percentage of the FOB plant price for the wet distiller's grains, but with a maximum per short ton fee. The agreement with Hawkeye Gold will terminate on December 31, 2013.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013. The Agreement will be effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The Agreement can be terminated after its initial term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The Agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy's corn oil production is sold to FEC Solutions, LLC. For corn oil, title passes upon the loading of the corn oil into the trucks. The purchase price payable by FECS for each shipment of corn oil is the FOB sales price less a marketing and technical assistance fee in an amount equal to a specified percentage of the FOB sales price.

Lincolnway Energy's CO2 production is sold to EPCO Carbon Dioxide Products, Inc. For CO2, title passes at the point at which the carbon dioxide pipe from Lincolnway Energy's plant joins the corresponding pipe from the EPCO plant.  The purchase price payable by EPCO for the carbon dioxide provided by Lincolnway Energy during each calendar month is based upon EPCO's shipped tons of liquid carbon dioxide.  EPCO is required to purchase, during each contract year, a minimum of the greater of 180 shipped tons per day or 70% of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity, with that capacity to be determined in accordance with the testing processes set out in the agreement.  The "take or pay" obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year.  Lincolnway Energy began selling CO2 to EPCO in August 1, 2010.

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2013, 2012 and 2011 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and forward contracts, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

For the years ended September 30, 2013 and 2012, Lincolnway Energy recognized a reserve and resulting loss of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2013, Lincolnway Energy had $1.9 million in cash and equivalents and approximately $10.2 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distillers grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2013 and 2012:

	Year ended September 30,
	2013	2012
Net cash provided by operating activities	$6,486,339	$1,552,641
Net cash provided by (used in) investing activities	(1,213,395)	131,682
Net cash (used in) financing activities	(3,487,968)	(1,566,634)

For the fiscal year ended September 30, 2013, cash provided by operating activities was $6.5 million, compared to cash provided by operating activities of $1.6 million for the fiscal year ended September 30, 2012. The $4.9 million increase is primarily due to a $4.0 million decrease in trade accounts receivable $1.0 million increase in deferred revenue, a $1.2 million increase in accounts payable offset by changes in other working capital components of $1.3 million.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash provided by investing activities decreased by $1.3 million for the fiscal year ended September 30, 2013, when compared to the fiscal year ended September 30, 2012.  The decrease is primarily due to the proceeds received from the sale of property to DuPont Danisco Cellulosic Ethanol, LLC in fiscal year 2012.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities increased by $1.9 million for the fiscal year ended September 30, 2013, when compared to the fiscal year ended September 30, 2012.  The increase is due to the $3.3 million net payments in borrowing activities for the fiscal year ended September 30, 2013 compared to the 2012 fiscal year. This is offset by the $1.1 million in distribution payments made in fiscal year 2012 to Lincolnway Energy members.

  Lincolnway Energy anticipates keeping cash balances at a low but acceptable level that will meet covenants.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $10.2 million available on the line of credit agreements.

As of September 30, 2013, Lincolnway Energy was in compliance with all covenants in its loan agreements with Farm Credit.

The following table shows cash flows for the fiscal years ended September 30, 2012 and 2011:

	Year ended September 30,
	2012	2011
Net cash provided by operating activities	$1,552,641	$5,354,786
Net cash (used in) investing activities	131,682	(2,883,108)
Net cash (used in) financing activities	(1,566,634)	(5,295,653)

For the fiscal year ended September 30, 2012, cash provided by operating activities was $1.6 million, compared to cash provided by operating activities of $5.4 million for the fiscal year ended September 30, 2011. The $3.8 million decrease is primarily due to a decrease in net income for fiscal year 2012 of $7.6 million offset by working capital components of $3.8.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $3.0 million for the fiscal year ended September 30, 2012, when compared to the fiscal year ended September 30, 2011.  The increase is primarily due to an increase of capital expenditures for the fiscal year 2012 and the proceeds received from the sale of property to DuPont Danisco Cellulosic Ethanol, LLC. In the fiscal year 2011, the rail spur addition made up approximately $2.5 million of the capital expenditures..

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from depositors, creditors or investors.  Net cash used in financing activities decreased by $3.7 million for the fiscal year ended September 30, 2012, when compared to the fiscal year ended September 30, 2011.  The decrease is due to a decrease of $4.8 million of payments made on long-term borrowings for the fiscal year ended September 30,2012 compared to the 2011 fiscal year. This is offset by the $1.1 million in distribution payments being made in fiscal year 2012 to Lincolnway Energy members.

  As of September 30, 2012, Lincolnway Energy was in compliance with all covenants in its loan agreements with Co-Bank.

Loans and Agreements

Lincolnway Energy entered into a Master Loan Agreement on August 20, 2012 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, along with various related supplements and collateral related agreements and documents. The Master Loan Agreement and related supplements were amended on April 17, 2013. CoBank, ACB has a participation interest in the underlying loans and serves as administrative agent for the loans, and is therefore also a party to some of the agreements and documents.

One of the supplements is a revolving term loan available for up to $11.0 million. The revolving term loan is to provide working capital to Lincolnway Energy and to finance the natural gas conversion project. $6.0 million is allotted for the natural gas conversion project and the remaining $5.0 million may be used for working capital. Lincolnway Energy pays interest on the unpaid balance of the revolving term loan at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 4.00%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019.

Another supplement entered into pursuant to the Master Loan Agreement is a monitored revolving credit loan for $8.5 million. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $5.2 million as of September 30, 2013). The purpose of the loan is to finance inventory and receivables. Lincolnway Energy will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the loan, on June 1, 2014. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

The final supplement entered into pursuant to the Master Loan Agreement is a revolving credit loan for $3.2 million. The purpose of the loan was to allow Lincolnway Energy to open an irrevocable letter of credit for its account. The irrevocable letter of credit was issued to Interstate Power and Light Company pursuant to the terms of the Main Extension and Gas Transportation Agreement dated April 17, 2013, between Lincolnway Energy and Interstate Power and Light Company. The amount of the letter of credit may be reduced at any time upon receipt of a reduction certificate. Lincolnway Energy will pay interest quarterly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 4.00%. The term of the loan will expire, on December 1, 2015. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. On September 30, 2013 the letter of credit was reduced to $3.1million.

The aggregate increase in amount of principal available to Lincolnway Energy under the April 17, 2013 amended Master Loan Agreement from Lincolnway Energy's prior loan agreements is $7.7 million.

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

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  The remaining loan balance on the Department of Transportation loan was $187,053 as of September 30, 2013. Principle payments will be made semiannually through July 2016.

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

Lincolnway Energy has a railcar lease with Trinity Industries Leasing Company.  The lease includes 100 tank rail cars used for transporting ethanol.  The lease calls for monthly payments of $52,500 plus applicable taxes, beginning October 1, 2009.  There is also an additional usage rental of 3 cents per mile for each car that exceeds 35,000 miles.  The lease has a scheduled termination date of September 2016.

On February 2, 2010, Lincolnway Energy entered into a lease agreement with Trinity Industries Leasing Company to lease an additional 30 ethanol tank rail cars.  The one-year term of the lease ended on February 2011.  On March 8, 2011 Lincolnway Energy extended this lease with two riders for 15 railcars each. Each rider calls for monthly payments of $9,750 plus applicable taxes. There was also an additional usage rental of 3 cents per mile for each car that exceeds 30,000 miles.  The lease term on the riders is for three years commencing March 2011 and expiring March 2014. On April 23, 2013, Trinity Industries Leasing Company sold the 15 car rider to Flagship Rail Services. All terms of the contract remained the same with Flagship Rail Services.

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

Lincolnway Energy and DDCE also entered into a Load Out Services Agreement. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement which will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. The initial term of the Load Out Services Agreement is ten years from the date of the Load Out Services Agreement, which was October 4, 2011. DDCE commenced construction of its plant in the second calendar quarter of 2013, with an estimated start-up date of the fourth calendar quarter of 2014.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2013:

			Payment Due By Period
		Less than	Two to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years
Long-Term Debt Obligations	$187,053	$52,049	$107,434	$27,570
Interest Obligation of Long-Term Debt 1	7,977	3,674	4,012	291
Irrevocable letter of credit fees	372,000	124,000	186,000	62,000
Settlement Payable	1,275,000	425,000	850,000	—
Operating Lease Obligations	2,340,000	1,075,000	1,265,000	—
Purchase Obligations
Coal Supplier Commitment	2,190,720	2,190,720	—	—
Corn Supplier Commitment	1,130,625	1,130,625	—	—
Denaturant Commitment	196,470	196,470	—	—
Total	$7,699,845	$5,197,538	$2,412,446	$89,861
1 Department of Transportation agreement at 2.11%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in the ethanol industry and Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements and promissory notes.

Lincolnway Energy has loan agreements,including a irrevocable letter of credit with the following entities, and with the principal balance and interest rates indicated:

	Principal Balance
Lender	As of September 30, 2013	Rate
Farm Credit - revolving credit loan	$—	3.91%
Farm Credit - revolving term loan	—	4.16%
Farm Credit - revolving credit - letter of credit *		4.16%
IA Department of Transportation	187,053	2.11%
* Letter of credit issued is $3,100,000	$187,053

The interest rate under the IA. Department of Transportation loan agreement is fixed at the interest rates specified above.  The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan bases on the one-month LIBOR index rate plus 3.75%, adjusting weekly. The interest rate on the Farm Credit revolving term loan and revolving credit is a variable interest rate based on the one-month LIBOR index plus 4.0% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.

Lincolnway Energy does not anticipate any material increase in interest rates during 2014.

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

Lincolnway Energy's average corn costs for the fiscal years ended September 30, 2013, 2012 and 2011 were, respectively, approximately $7.20 per bushel, $6.62 per bushel and $6.34 per bushel.

During the fiscal year ended September 30, 2013, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.415 per bushel in September 2013 to a high of $7.605 per bushel in October 2012. The corn prices based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012 ranged from a low of $5.50 per bushel in June 2012 to a high of $8.49 per bushel in August 2012.

The average price Lincolnway Energy received for its ethanol during the fiscal year ended September 30, 2013 was approximately $2.35 per gallon, as compared to $2.29 per gallon and $2.45 during, respectively, the fiscal years ended September 30, 2012 and 2011.

During the fiscal year ended September 30, 2013, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.617 per gallon in September 2013 to a high of $2.256 per gallon in October 2012. The ethanol price based on the Chicago Mercantile Exchange daily futures data during the fiscal year ended September 30, 2012, ranged from a low of $1.975 per gallon in June 2012, to a high of $2.79 in November 2011.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2013 was a gain of $1,041,427, as compared to a loss of $1,000,438 for the fiscal year ended September 30, 2012, and a loss of $2,990,263 for the fiscal year ended September 30, 2011. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2013 was a gain of $12,550, as compared to a loss of $7,308 for the fiscal year ended September 30, 2012, and a loss of $1,126,667 for the fiscal year ended September 30, 2011.

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

Another important raw material for the production of Lincolnway Energy's ethanol is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors which are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increases in transportation costs and the quality of the coal. Lincolnway Energy's coal costs will therefore vary, and the variations could be material. Coal costs represented approximately 4.4% of Lincolnway Energy's total cost of goods sold for the fiscal year ended September 30, 2013 compared to, respectively, 4.4% and 4.3% for the 2012 and 2011 fiscal years.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2013 and 2012, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
December 19, 2013

Lincolnway Energy, LLC

Balance Sheets
September 30, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,936,800	$151,824
Derivative financial instruments (Notes 9 and 10)	431,476	71,978
Trade and other accounts receivable (Note 8)	5,300,204	9,276,324
Inventories (Note 3)	5,342,199	5,922,936
Prepaid expenses and other	325,880	325,361
Total current assets	13,336,559	15,748,423

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,949,062
Buildings and improvements	1,625,531	1,604,305
Plant and process equipment	79,559,692	79,580,097
Construction in progress	1,185,662	21,226
Office furniture and equipment	409,730	405,188
	89,724,920	88,559,878
Accumulated depreciation	(58,859,269)	(51,313,592)
	30,865,651	37,246,286
OTHER ASSETS
Restricted cash (Note 6)	351,000	351,000
Financing costs, net of amortization of $340,453 and $305,384	131,508	166,577
Deposit	117,910	298,350
Investments	196,102	190,488
	796,520	1,006,415
	$44,998,730	$54,001,124

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2013 and 2012

	2013	2012
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,313,615	$1,018,976
Accounts payable, related party (Note 7)	554,478	829,067
Current maturities of long-term debt (Note 5)	52,049	50,968
Current settlement payable, related party (Note 7)	425,000	425,000
Revolving credit loan (Note 4)	—	200,000
Accrued expenses	999,460	896,744
Total current liabilities	4,344,602	3,420,755

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	135,004	3,424,053
Settlement payable, net of current amount, related party (Note 7)	850,000	1,275,000
Deferred revenue	1,000,000	—
Other	450,000	450,000
Total noncurrent liabilities	2,435,004	5,149,053

COMMITMENTS AND CONTINGENCY (Notes 6, 8 and 12)

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(770,981)	6,441,211
	38,219,124	45,431,316
	$44,998,730	$54,001,124

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
Revenues (Notes 1 and 8)	$182,469,541	$169,567,374	$173,951,126

Cost of goods sold (Notes 7 and 8)	186,301,560	171,827,633	169,817,362

Gross profit (loss)	(3,832,019)	(2,260,259)	4,133,764

General and administrative expenses	3,224,382	2,955,565	2,649,796
(Gain) loss on sale or disposal of property and equipment (Note 13)	—	(489,664)	—
Contract settlement fee (Note 7)	—	1,700,000	—
Operating income (loss)	(7,056,401)	(6,426,160)	1,483,968

Other income (expense):
Interest income	4,277	6,957	9,542
Interest expense	(160,068)	(237,565)	(593,461)
	(155,791)	(230,608)	(583,919)

Net income (loss)	$(7,212,192)	$(6,656,768)	$900,049

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(171.52)	$(158.31)	$21.40

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2013, 2012 and 2011

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2010	$38,990,105	$13,249,155	$52,239,260
Net income	—	900,049	900,049
Balance, September 30, 2011	38,990,105	14,149,204	53,139,309
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Net loss	—	(6,656,768)	(6,656,768)
Balance, September 30, 2012	38,990,105	6,441,211	45,431,316
Net loss	—	(7,212,192)	(7,212,192)
Balance, September 30, 2013	$38,990,105	$(770,981)	$38,219,124

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,212,192)	$(6,656,768)	$900,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,760,954	7,850,854	8,232,529
(Gain) loss on sale or disposal of property and equipment	—	(489,664)	62,696
Contract settlement fee	—	1,700,000	—
Changes in working capital components:
Trade and other accounts receivable	3,976,120	(1,234,801)	(2,161,480)
Inventories	580,737	427,608	(2,399,465)
Prepaid expenses and other	(519)	3,520	(30,244)
Deposits	180,440	178,087	(476,437)
Accounts payable	1,239,248	(340,860)	86,760
Accounts payable, related party	(274,589)	(350,914)	719,023
Settlement fee payable, related party	(425,000)	—	—
Accrued expenses	20,638	17,512	(172,428)
Deferred revenue	1,000,000	—	—
Derivative financial instruments	(359,498)	448,067	593,783
Net cash provided by operating activities	6,486,339	1,552,641	5,354,786

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,207,781)	(1,041,800)	(2,870,231)
Proceeds from sale of property	—	1,181,000	—
Purchase of investments	(5,614)	(7,518)	(12,877)
Net cash provided by (used in) investing activities	(1,213,395)	131,682	(2,883,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(1,051,225)	—
Net proceeds (payments) from revolving credit loan	(200,000)	200,000	—
Proceeds from long-term borrowings	1,700,000	24,170,000	1,000,000
Payments on long-term borrowings	(4,987,968)	(24,885,409)	(6,295,653)
Net cash (used in) financing activities	(3,487,968)	(1,566,634)	(5,295,653)
Net increase (decrease) in cash and cash equivalents	1,784,976	117,689	(2,823,975)

CASH AND CASH EQUIVALENTS
Beginning	151,824	34,135	2,858,110
Ending	$1,936,800	$151,824	$34,135
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2013, 2012 and 2011

	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest including capitalized interest 2013 none; 2012 none; 2011 $42,073	$123,191	$231,132	$645,013

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$55,392	$—	$184,776
Construction in progress included in accrued expenses	$82,078	$—	$69,228

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

Cash and cash equivalents:  For the purposes of reporting the statement of cash flows, the Company includes as cash equivalents all cash accounts and highly liquid debt instruments which are not subject to withdrawal restrictions or penalties.  Certificates of deposit are considered investments as all have been purchased with maturities in excess of ninety days.  Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company has repurchase agreements with one bank, which totaled approximately $2,337,771 at September 30, 2013.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities.  The Company’s agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the banks by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet.

Deposit:  The Internal Revenue Service (under Section 7519) requires partnerships that elect a fiscal year over a calendar year to make a deposit each year.  The deposit is 25% of annual taxable net income, multiplied by the tax rate of 36% for the reporting fiscal year.

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distiller’s grain, title passes upon the loading into trucks.  For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that they have been loaded and are available for billing.  Shipping and handling costs incurred by the Company for the sale of distiller’s grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. For the years 2012 and 2011 freight for ethanol was included in costs of goods sold. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Revenue by product is as follows:
(Excludes hedging activity)

(In thousands)	2013	2012	2011
Ethanol	$133,228	$126,440	$139,536
Distiller's Grain	45,047	38,564	31,716
Other	4,182	4,570	3,826

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Management has evaluated the Company's material tax positions and determined there were no uncertain tax positions that require adjustment to the financial statements. The Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. Generally, the Company remains subject to income tax examinations by U.S. federal or state tax authorities for fiscal years 2010 and thereafter.

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

Note 2.    Members' Equity

The Company was formed on May 19, 2004.  It was initially capitalized by the issuance of 1,924 membership units totaling $962,000 to the founding members of the Company.  The Company has one class of membership units.  A majority of the Board of Directors owns a membership interest in the Company.  The Company is authorized to issue up to 90,000 membership units without member approval. The membership approved an increase in authorized member units from 45,608 to 90,000 at the March 4, 2013 annual meeting.

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

Note 3.    Inventories

Inventories consist of the following as of September 30, 2013 and 2012:

	2013	2012
Raw materials, including corn, coal, chemicals and supplies	$2,737,470	$2,048,130
Work in process	1,063,759	1,432,257
Ethanol and distillers grain	1,540,970	2,442,549
Total	$5,342,199	$5,922,936

For the years ended September 30, 2013 and 2012, the Company recognized a reserve and resulting loss of none and $368,000, respectively, for a lower of cost or market inventory adjustment.

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a monitored revolving credit loan for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $5,200,000 as of September 30, 2013). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on June 1, 2014. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The outstanding balance as of September 30, 2013 and 2012 was none and $200,000, respectively.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30, 2013 and 2012

	2013	2012

Revolving term loan. (A)	$—	$3,237,000

Note payable to Iowa Department of Transportation. (B)	187,053	238,021
	187,053	3,475,021
Less current maturities	(52,049)	(50,968)
	$135,004	$3,424,053

Maturities of long-term debt as of September 30, 2013 are as follows:

Years ending September 30:
2014	$52,049
2015	53,153
2016	54,281
2017	27,570
$187,053

(A)
The Company entered into a new master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a revolving term loan available for up to $11,000,000. The revolving term loan is to provide working capital to the Company and to finance construction projects related to conversion to natural gas. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 4.00%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019.

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

The Company also leases office equipment and other equipment under operating leases that will expire at various dates through June 2015.

Approximate minimum lease payments under these operating leases for future years are as follows:

Years ending Sept 30:
2014	$1,075,000
2015	635,000
2016	630,000
$2,340,000
Rent expense under the above operating leases totaled approximately, $1,816,000, $1,890,000 and $1,745,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

Note 7.    Related-Party Transactions

The Company entered into an agreement on January 24, 2006 with the Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, to provide 100% of the requirement of corn for use in the operation of the ethanol plant.  The agreement could be terminated before the end of the term by providing six months' notice of termination and paying the other party $2,000,000, reduced by $50,000 for each completed year of the agreement.

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a four year period with interest at 3.25%, due on January 1 of each year. Interest expense paid to Key was $30,993, none and none for the years ended September 30, 2013, 2012 and 2011, respectively.

On January10, 2013, the Company began originating its own corn.

The Company purchased corn from Key totaling $85,648,581, $128,490,494 and $127,764,206 for the years ended September 30, 2013, 2012 and 2011, respectively.

As of September 30, 2013, the Company has a corn cash forward contract with Key that will be delivered in October 2013. The corn commitment is for $85,808. The Company also has a corn basis forward contract that will mature October 2013 and totals 51,000 bushels.  The Company has made miscellaneous purchases from Key amounting to $76,068, $200,610 and $84,739 for the years ended September 30, 2013, 2012 and 2011, respectively. The 2012 purchases include $117,562 in grain storage fees. As of September 30, 2013 and 2012 the amount due to Key is $151,747 and $829,067, respectively.

For the years ended September 30, 2013, 2012 and 2011, the Company purchased corn totaling $6,523,278, none and none from Heartland Co-op, a member of the Company. The Company has a corn cash forward contract with Heartland Co-op that will be delivered in October 2013. The corn commitment is for $16,962. As of September 30, 2013 the amount due to Heartland Co-op is $67,687.

For the years ended September 30, 2013, 2012 and 2011, the Company purchased corn totaling $9,262,327, none and none from Mid Iowa Cooperative, a member of the Company. As of September 30, 2013, there is no amount due or corn commitments to Mid Iowa Cooperative.

The Company purchased corn from several other members totaling $4,982,894, none and none, respectively, for the years ended September 30, 2013, 2012 and 2011. As of September 30, 2013, the Company entered into several corn cash forward contracts with several members representing a corn commitment of $309,845. These contracts mature at various dates through March 2014. As of September 30, 2013 the amount due to other members is $334,415.

The Company is also purchasing propane and anhydrous ammonia from Innovative Ag Services (IAS), a member of the Company. Total purchases for the years ended September 30, 2013, 2012 and 2011 were $244,337, $170,878 and $16,402, respectively. As of September 30, 2013, the amount due to IAS is $629.

Note 8.    Commitments and Major Customers and Subsequent Event

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $99,214,531, none and none for the years ended September 30, 2013, 2012 and 2011. Trade accounts receivable of $3,413,190 and none was due from the customer as of September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company has ethanol sales commitments with the unrelated entity of 14,273,500 gallons through March 2014. The sales price is approximately 8 cents under the monthly average OPIS-Chicago index price.

The Company had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. Revenues with this customer were $34,012,975, $126,439,534 and $139,535,766 for the years ended September 30, 2013, 2012 and 2011, respectively.  Trade accounts receivable of none and $6,778,356 was due from the customer as of September 30, 2013 and 2012 respectively.

 The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grain as of October 1, 2007.  Revenues with this customer were $45,047,371, $38,564,213 and $31,715,564 for the years ended September 30, 2013, 2012 and 2011, respectively.  Trade accounts receivable of $1,435,105 and $2,064,496 was due from the customer as of September 30, 2013 and 2012, respectively.  As of September 30, 2013, the Company has distiller’s grain sales commitments with the unrelated entity of approximately 52,590 tons for a total sales commitment of approximately $9,845,000 less marketing fees. Subsequent to year end, the Company and unrelated party mutually agreed to terminate the distiller's grain marketing agreement effective December 31, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2013 there is no outstanding commitment. For the calendar year 2014 the estimated purchase commitment totals $2,190,720. For the years ended September 30, 2013, 2012 and 2011, the Company has purchased coal of $7,720,923, $7,217,257 and $7,001,676 respectively.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 90,000 gallons at the average of the OPIS Conway In-Well Natural Gas price plus a specified basis per gallon. The term of the contract is from October 1, 2013 through October 31, 2013.   The estimated future purchase commitment on this contract is approximately $196,470.

As of September 30, 2013, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, at a corn commitment total of approximately, $1,130,625. These contracts mature at various dates through March 2014.

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

The Company also assigned a $3.1 million irrevocable standby letter of credit to the unrelated party to stand as security for the Company's obligation under the Agreement. The letter of credit will be reduced over time as the Company makes it payment under the Agreement.

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

Derivatives not designated as hedging instruments as of September 30, 2013 and 2012 are as follows:

	2013	2012
Derivative assets - primarily corn contracts	$193,060	$134,050
Derivative liabilities - corn contracts	(394,699)	—
Cash held by (due to) broker	633,115	(62,072)
Total	$431,476	$71,978

The effects on operating income from derivative activities is as follows for the years ending September 30, are as follows:

	2013	2012	2011
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$—	$(7,308)	$(2,655,034)
Unrealized	12,550	—	1,528,367
Total effect on revenue	12,550	(7,308)	(1,126,667)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	1,255,616	(1,134,488)	(2,946,138)
Unrealized	(214,189)	134,050	(44,125)
Total effect on cost of goods sold	1,041,427	(1,000,438)	(2,990,263)

Total (decrease) increase to operating income due to derivative activities	$1,053,977	$(1,007,746)	$(4,116,930)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$193,060	$193,060	$—	$—

Liabilities, derivative financial instruments	$394,699	$394,699
	2012
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$134,050	$134,050	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2013, 2012 and 2011 totaled $58,310, $72,360 and $65,495, respectively.

Note 12.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company’s operation of the corn oil extraction system is infringing at least one patent and that all parties have engaged in willful infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel and has asserted various defenses including that it does not infringe; that the patents are invalid; and/or that the patents are unenforceable.  The Company is unable to determine at this time if the lawsuit will have a material adverse affect on the Company.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's president and chief executive officer and chief financial  officer, have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls and procedures  (as defined in Rule  13a-15(e)  under  the Securities Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the chief financial  officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected

Management's Annual Report on Internal Control Over Financial Reporting.

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2013, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2013 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

Lincolnway Energy did not have any information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2013 that was not reported on a Form 8-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)
Jeff Taylor	47	Director and Chairman
Kurt Olson	57	Director and Vice Chairman
Richard Johnson	78	Director and Secretary
Terrill Wycoff	71	Director and Treasurer
Timothy Fevold	53	Director
William Couser	59	Director
James Hill	68	Director
Rick Vaughan	54	Director
Brian Conrad	52	Director
Gregory Geoffroy	67	Director
Eric Hakmiller	51	President and Chief Executive Officer
Kim Supercynski	51	Chief Financial Officer

An individual may be nominated for election as a director of Lincolnway Energy by the members of Lincolnway Energy in accordance with the procedures set out in the second amended and restated operating agreement, or by the nominating committee of the directors, with the recommendations of the nominating committee being subject to approval by the directors. The directors are elected by the members for three year terms, with the terms of the directors being staggered so that three or four, as the case may be directors are elected at each annual meeting. The vote by the members is generally done by a written ballot and without any discussion by the members.

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

One factor that was considered and that applies to nine of the directors is that those nine directors have gained substantial experience, knowledge and background regarding Lincolnway Energy's operations and the ethanol industry in general through their service as a director of Lincolnway Energy. Seven of the current directors have served as a director since Lincolnway Energy was organized in May of 2004, and two directors have served since July 27, 2007. Gregory Geoffroy has served as a director since March 4, 2013.

Over that period of time, Lincolnway Energy, along with the ethanol industry in general and the economy as a whole, have experienced a wide range of political, economic and market circumstances, ranging from very favorable to very difficult circumstances. The current directors have therefore gained valuable background and experience over a diverse range of circumstances.

Another factor that was considered and that applies to nine of the directors is the training, educational and industry association opportunities that have been engaged in by those directors. For example a majority of the directors have attended the Renewable Fuels Association annual conference and the Iowa Institute of Coops director training workshops.  Those activities have given the directors additional experience and background both with respect to the ethanol industry and serving on the board of a company.

Another factor that was considered and that applies to each director is that each director has individual experience in operating or managing a business through their own personal business endeavors that are discussed below. Each director has also evidenced a willingness and ability in their individual businesses to consider and pursue innovative or new approaches, as well as a willingness and ability to assume leadership roles in those businesses and industries, all of which are attributes that are helpful in an evolving and changing industry such as the ethanol industry. Another practical consideration is that each director is willing to devote the time, which can be significant at times, that is necessary to serve as a director and on committees of the directors. The following paragraphs provide some information regarding the directors and executive officers of Lincolnway Energy.

Jeff Taylor. Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2014. Mr. Taylor served as the vice president/vice chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. Mr. Taylor has served as the chairman of Lincolnway Energy since May, 2008. Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Mr. Taylor received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies. Mr. Taylor provides, among other things, agriculture and management background and experience to the directors. An agricultural background provides, among other things, experience that is useful to the directors in connection with analyzing issues related to corn and distillers' grain. Mr. Taylor also completed board member and chairman certification from the Iowa Institute of Cooperatives.

Kurt Olson. Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2016. Mr. Olson served as the secretary of Lincolnway Energy from May, 2008 until February, 2011. He has served as the Vice Chairman of Lincolnway Energy since March 1, 2011. He has served as the Chairman of the Human Resources and Compensation Committee since 2008. Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for over 28 years. Mr. Olson was employed with Litchfield Realty Company from 1987 to 2003. He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC. The business of AgServ Company included a grain elevator, an agronomy supplier, a feed manufacturer and a soybean seed processor. In 2003, Mr. Olson purchased Farmland Real Estate and Management, LC. Farmland Real Estate and Management, LC markets crop insurance and manages farmland. Mr. Olson provides, among other things, agricultural, real estate and farm management background and experience to the directors.

Richard Johnson. Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2016.  He has served as the secretary of Lincolnway Energy since March, 2011.  He also served as Lincolnway Energy’s Audit Committee and on its Nominating and Governance Committee since 2007. Richard was a self-employed certified public accountant from 2003 until his retirement in 2009.  He has served as a director of a bank holding company, Ogden Bancshares,(now named Vision Bankshares, Inc) since 2006, and as a director of one of its subsidiaries, Ames Community Bank (now named VisionBank of Iowa), since 2009.  He served as a director of another Ogden Bancshares subsidiary, Vision Bank of Iowa, from 2006 until April, 2010.  He also served as a director of EMC National Life Insurance Company (EMCNL) from 2003 until May, 2010.  Richard has been a director and the treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000.  Richard served as chairman of the Capital/Shareholder Committee of Ogden Bancshares and is chairman of the audit committee for PMMIC and a member of the audit committee of VisionBank of Iowa.  Richard served as the audit committee chair of EMCNL from 2003 until May, 2010, and as a member of the audit committee of Vision Bank of Iowa from 2006 until April, 2010.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Richard completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, which is the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Richard served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.  Richard brings, among other things, financial accounting experience, including audit committee experience, and outside board and association experience to the directors.

Brian Conrad. Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2014. Mr. Conrad has served on the following committees of Lincolnway Energy and during the time periods indicated: Human Resources, from 2005 through 2006; Risk Management, from 2005 through 2007 and again from 2013 to the present; and Audit Committee and Finance Committee since Lincolnway Energy was organized in May, 2004. Mr. Conrad served as the vice chairman of Lincolnway Energy from May, 2008 until February, 2011. Mr. Conrad has been employed with Exelon Wind as Manager, Business Development since December 2010 and is involved in the development and acquisition of wind projects. Prior to Exelon Wind, Mr. Conrad was employed with John Deere Credit from 1988 until December, 2010. He held various positions with John Deere Credit, including credit operations, and sales and marketing. His last position with John Deere Credit was Business Development Manager for the Western U.S. for John Deere Wind Energy. On December 10, 2010 Exelon Corporation purchased John Deere Wind Energy.

Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration. Mr. Conrad provides, among other things, background and experience in sales, financing and acquisitions to the directors.

Terrill Wycoff. Terry Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. Terry has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. He has served on Lincolnway Energy’s Finance Committee since 2008, and on its Governance Committee since 2008. Terry retired on March 31, 2012 from his employment at First National Bank, Ames, Iowa after 50 years of service. Terry's last position with First National Bank was Executive Vice President. He still serves as a member of the board of directors of First National Bank. Terry adds, among other things, background and experience in banking and finance to the directors.

Timothy Fevold. Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2014. Mr. Fevold served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He is currently chairman of Lincolnway Energy's Corporate Governance and Nominating Committee, and he also serves on the Audit Committee. He served on the Human Resources Committee from 2008 to 2012. Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager. He represents absentee landowners throughout Central Iowa. Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987. Mr. Fevold brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

William Couser. Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has served on Lincolnway Energy’s Finance Committee and on its Human Resources Committee since 2008. Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past nine years, and he served as the president of the Iowa Renewable Fuels Association from January, 2004 to December, 2010. He is also serving as a director of the Iowa Cattlemen's Association and Iowa Institute for Coops. He has served as director on those boards for the past six years. Mr. Couser has been self-employed as a farmer since 1977. His farming operations include row crops and cattle. Mr. Couser brings, among other things, additional agricultural and management background and experience to the directors. Mr. Couser also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

James Hill. Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2016. Mr. Hill has served on Lincolnway Energy’s Risk Management Committee since May 2013 and Human Resources and Compensation Committee and Finance Committee since 2008. Following graduation from college, Mr. Hill worked in management at Northwestern Bell Telephone Company in various capacities in Minnesota. In 1969, he returned to the family farming and cattle feeding operation in Iowa. While farming and feeding cattle, Mr. Hill became involved in cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen's Association. He also served as president of the board of directors of the Ellsworth-Williams Coop during its merger with Prairie Land Coop. He has also served as an advisory council member for Farm Credit Services of America since approximately 1994. Mr. Hill brings, among other things, additional agricultural, management and outside board and industry association background and experience to the directors.

Rick Vaughan. Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. He has served on the following committees of Lincolnway Energy and during the time periods indicated: Human Resources and Compensation Committee, since 2008, Governance Committee, from 2008 to 2012; Audit Committee, since 2008 and Risk Committee, since 2013. Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August 2011. Prairie Land Cooperative merged with Innovative Ag Services on September 1, 2011. He became Co-CEO of Innovative Ag Services on September 1, 2011 and CEO in December 2012. Innovative Ag Services is a farm supply business serving producers in grain marketing and services, agronomy products and services, feed manufacturing, diesel fuel and propane products and services. Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Gregory Geoffroy. Dr. Geoffroy has been a director of Lincolnway Energy since March 4, 2013. His current term as a director will end at the annual meeting of the members that will be held in 2016. Dr. Geoffroy has served on Lincolnway Energy’s Human Resources and Compensation Committee and on its Finance Committee since 2013. Dr. Geoffroy received his B.S. in chemistry in 1968 from the University of Louisville. He served two years on active duty as an officer in the US Navy, and he did his graduate studies at the California Institute of Technology. After receiving his Ph.D. in chemistry in 1974, he joined the chemistry faculty at Penn State University. An accomplished teacher and research scientist with over 200 publications in organometallic chemistry and catalysis, he rose through the faculty ranks and served as Department Chair and Dean of the Eberly College of Science before moving to the University of Maryland, College Park in 1997 as senior Vice President and Provost. He was appointed President of Iowa State University in 2001 and served in that capacity until 2012, then serving as Professor of Chemistry until he retired from the university in 2013. He now occasionally gives leadership lectures in Iowa State's graduate program in higher education. He has been a member of the board of directors of Bankers Trust Co., Des Moines, Iowa since August, 2001, and of the board of directors of National Merit Scholarship Corporation, Chicago, Illinois, since November, 2008. He has also been a member and currently serves as Chair of the Board of Trustees of Ashford University since November, 2012. He served as a consultant to Lincolnway Energy from March, 2012 until his election as a director of Lincolnway Energy at the March 4, 2013 annual meeting of the members. Dr. Geoffroy provides, among other things, science and chemistry and management experience to the directors.

Eric Hakmiller. Eric Hakmiller has served as the president and chief executive officer of Lincolnway Energy since April 9, 2013. Eric has 25 years of experience in the grain processing industry, including working in wet milling, soy processing, animal feeds and biofuels. For the six years prior to becoming Lincolnway Energy’s chief executive officer, Eric served as the Vice President and General Manager of the Bunge Biofuels Division. In that capacity, Eric oversaw all biofuels activities in Bunge’s North American operation. Eric also served as a director of Southwest Iowa Renewable Energy from July, 2009 to October, 2013, as a director of Bunge Ergon Vicksburg from July,2009 to October, 2013, and as a director of Renewable Energy Group from December, 2009 to January, 2013. The two prior companies are ethanol companies, and the latter is a biodiesel company. Eric served as the Managing Director of Bunge Germany and Austria from September, 2004 to October, 2005, and in the Bunge affiliated operation of Solae from March, 2003 to September, 2004. In October, 2013 Eric was appointed as a director of Aventine Renewable Energy, Inc..

Kim Supercynski. Ms. Supercynski has served as the chief financial officer of Lincolnway Energy since October 2005. Kim served as Lincolnway Energy's interim president and chief executive officer from November 9, 2012 until April 9, 2013. She served as the corporate controller for Garst Seed Company, located in Slater, Iowa, from approximately February 1996 to October 2005. Her responsibilities in that capacity included overseeing the accounting department. Garst Seed Company is an affiliate of Syngenta, Inc., which is a large international company that sells, markets and produces agricultural seed. Prior to working at Garst Seed Company. Kim was a controller for a third party administrator for employee benefit plans. She also has six years of experience working in public accounting. Kim is a certified public accountant and a certified treasury professional.

Rick Brehm was with Lincolnway Energy from May 17, 2005 until November 9, 2012. Rick first served as the general manager, and then served as president and chief executive officer from July 13, 2005 until November 9, 2012.

Number and Term of Directors and Officers

The number of directors for Lincolnway Energy was fixed at 10 as of the date of this annual report. Each of Lincolnway Energy's directors is elected to a three year term and until his or her successor is elected. The terms of the directors are staggered, so that three of the directors' terms expire in one year, three expire the next year, and four expire the following year.

The officers of Lincolnway Energy are elected annually by the directors at its annual meeting, and hold office until the next annual meeting of the directors and until their respective successors are chosen. Any officer may be removed by the directors at any time, with or without cause, subject to any employment agreement as may exist between Lincolnway Energy and any officer. Lincolnway Energy did not have any written employment agreements with any officer as of the date of this annual report, other than Eric Hakmiller.

Significant Employees

Lincolnway Energy currently has three employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above. Those employees are Kristine Strum, David Sommerlot and Owen Shunkwiler. Lincolnway Energy does not have a written employment agreement with any of those employees.

Kristine Strum.    Ms. Strum has served as the controller for Lincolnway Energy since December 12, 2005. She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005. Iowa Newspapers, Inc. is a newspaper publishing company. Ms. Strum is 47.

David Sommerlot. Mr. Sommerlot has been Lincolnway Energy's plant manager since September 8, 2009. He was employed by Cargill, Inc. from 1976 to July 1985, working at Cargill, Inc.'s Iowa Protein Products Soy Specialties facility in Cedar Rapids, Iowa. He was transferred by Cargill, Inc. in July of 1985 to Bloomington, Illinois, where he served as the plant superintendent of Cargill, Inc.'s soy crushing facility. He was transferred again in September 1994 to Des Moines, Iowa, where he served as the plant superintendent for Cargill, Inc.'s oil processing facility until March 2009. Mr. Sommerlot is 59.

Owen Shunkwiler. Mr. Shunkwiler was retained as Lincolnway Energy's Director of Grains on October 22, 2012. He manages Lincolnway Energy's in-house corn origination. He was employed by Cargill, Inc. from 1979 to 1994 as a country elevator location manager in Montana and Nebraska. He moved to Sioux City, Iowa to serve as the general manager of the Sioux City Livestock Market from 1994 to 1996. He served as location manager for Archer Daniels Midland from 1997 until February 2002 in Iowa and Texas. He was employed by POET in February 2002 as general manager of the dry mill ethanol plant until August 2011. Mr. Shunkwiler was a search consultant with Hedlin Ag Enterprises from March 2012 to October 2012. Mr. Shunkwiler is 57.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2013 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Jeff Taylor is a director of Lincolnway Energy. Mr. Taylor purchased 55 units of Lincolnway Energy on June 30, 2013. Under the regulations of the U.S. Securities and Exchange Commission, Mr. Taylor was required to file a Form 4 with the SEC regarding that transaction by not later than July 2, 2013, but the Form 4 was not filed with the SEC until July 10, 2013. Mr. Taylor’s failure to timely file the Form 4 was inadvertent, and, as noted, Mr. Taylor did file a Form 4 with the SEC regarding the transaction. Mr. Taylor has timely filed all other Form 3 and Form 4 filings that were required to be made by Mr. Taylor under the regulations of the SEC.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Directors", "Compensation Of Executive Officers", "Compensation Committee Interlocks And Insider Participation" and "Compensation Committee Report" sections in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2014, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2013 by the directors and executive management of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2013.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership1		Percent of Class
William Couser, Director	413	2	0.98%
Jeff Taylor, Director and Chairman	580	2,3	1.38%
Timothy Fevold, Director	101		0.24%
Terrill Wycoff, Director and Treasurer	275		0.65%
James Hill, Director	250		0.59%
Brian Conrad, Director	553	2	1.32%
Rick Vaughan, Director	—		—%
Richard Johnson, Director and Secretary	145		0.34%
Kurt Olson, Director and Vice Chairman	200		0.48%
Gregory Geoffroy, Director	—		—%
Eric Hakmiller, Chief Executive Officer	—		—%
Kim Supercynski, Chief Financial Officer	25	4	0.06%
Kristine Strum, Controller	—		—%
David Sommerlot, Plant Manager	—		—%
Owen Shunkwiler, Director of Grains	—		—%
All directors and executive officers as a group	2,542		6.05%

1	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

2	All of the units are pledged as security by the listed individual, except that only 417 of Mr. Conrad's units are pledged.

3	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees and fifty units are held by minor children of Mr. Taylor.

4	All of the units are owned by the spouse of the listed individual.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2013, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

•	any director or executive officer of Lincolnway Energy;

•	any person who is known by Lincolnway Energy to be the beneficial owner of more than 5% of Lincolnway Energy's outstanding units; or

•	any immediate family member of any of the foregoing persons.

Director Independence

The directors of Lincolnway Energy are William Couser, Jeff Taylor, Timothy Fevold, Terrill Wycoff, James Hill, Brian Conrad, Rick Vaughan, Richard Johnson, Kurt Olson and Gregory Geoffroy  Each of the directors meets the standards of independence under the Governance Guidelines and applicable NASDAQ Stock Market listing standards, including that each director is free of any relationship that would interfere with the director's individual exercise of independent judgment.

Item 14.    Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by McGladrey LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2013 and 2012 and fees billed for other services rendered by McGladrey LLP during those periods:

	Year Ended September 30,
	2013	2012
Audit Fees	$82,200	$80,600
Tax Fees	$24,000	$19,255
Total	$106,200	$99,855
Audit Fees.  The audit fees were billed for the audit by McGladrey LLP of Lincolnway Energy's annual financial statements and review of the financial statements included in Lincolnway Energy's quarterly reports on Form 10-Q or services that are normally provided by McGladrey LLP in connection with statutory and regulatory filings or engagements.

Tax Fees.  The tax fees were billed for services rendered by McGladrey LLP for tax compliance, tax advice and tax planning.  The nature of the services comprising the tax fees was for year end tax preparation of the partnership return and associated K-1's.
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

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.2	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.2	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.2	5/15/2013
10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller**		10-Q	3/31/2013	10.2	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.2	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.2	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.3	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.3	5/15/2013
*10.27	Distiller's Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC.	E-1
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-19
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-20
32.1	Section 1350 Certification of President and Chief Executive Officer	E-21
32.2	Section 1350 Certification of Chief Financial Officer	E-22
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: December 19, 2013	By:	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

Date: December 19, 2013	By:	/s/ Kim Supercynski
Kim Supercynski, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: December 19, 2013	/s/ William Couser
William Couser, Director

Date: December 19, 2013	/s/ Jeff Taylor
Jeff Taylor, Director

Date: December 19, 2013	/s/ Timothy Fevold
Timothy Fevold, Director

Date: December 19, 2013	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: December 19, 2013	/s/ Kurt Olson
Kurt Olson, Director

Date: December 19, 2013	/s/ James Hill
James Hill, Director

Date: December 19, 2013	/s/ Brian Conrad
Brian Conrad, Director

Date: December 19, 2013	/s/ Richard Johnson
Richard Johnson, Director

Date: December 19, 2013	/s/ Rick Vaughan
Rick Vaughan, Director

Date: December 19, 2013	/s/ Gregory Geoffroy
Gregory Geoffroy, Director

Date: December 19, 2013	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

Date: December 19, 2013	/s/ Kim Supercynski
Kim Supercynski, Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2013