Form 10-Q
period 2013-12-31
Lincolnway Energy, LLC
filed 2014-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2014.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC

Balance Sheets

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,839,394	$1,936,800
Derivative financial instruments (Note 8 and 9)	945,128	431,476
Trade and other accounts receivable (Note 7)	4,608,716	5,300,204
Inventories (Note 3)	4,534,766	5,342,199
Prepaid expenses and other	240,241	325,880
Total current assets	15,168,245	13,336,559

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	79,756,473	79,559,692
Office furniture and equipment	409,730	409,730
Construction in progress	2,908,876	1,185,662
	91,644,915	89,724,920
Accumulated depreciation	(60,714,223)	(58,859,269)
	30,930,692	30,865,651

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $349,220 and $340,453	122,741	131,508
Deposit	117,910	117,910
Investments	196,102	196,102
	787,753	796,520

	$46,886,690	$44,998,730

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (continued)

	December 31, 2013	September 30, 2013
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,704,184	2,313,615
Accounts payable, related party (Note 6)	2,696,250	554,478
Current maturities of long-term debt (Note 5)	26,161	52,049
Current settlement payable, related party (Note 6)	425,000	425,000
Accrued expenses	1,074,774	999,460
Total current liabilities	6,926,369	4,344,602

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	135,004	135,004
Settlement payable, net of current amount, related party (Note 6)	425,000	850,000
Deferred revenue	1,000,000	1,000,000
Other	450,000	450,000
Total noncurrent liabilities	2,010,004	2,435,004

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Accumulated deficit	(1,039,788)	(770,981)
	37,950,317	38,219,124

	$46,886,690	$44,998,730

Lincolnway Energy, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)

Revenues (Notes 2 and 6)	$34,755,136	$47,412,674

Cost of goods sold	34,132,002	50,188,672

Gross profit (loss)	623,134	(2,775,998)

General and administrative expenses	874,534	882,698

Operating (loss)	(251,400)	(3,658,696)

Other income (expense):
Interest income	2,791	848
Interest expense	(20,198)	(65,189)
	(17,407)	(64,341)

Net (loss)	$(268,807)	$(3,723,037)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(6.39)	$(88.54)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2013	December 31, 2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(268,807)	$(3,723,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,863,721	1,983,471
Changes in working capital components:
Derivative financial instruments	(513,652)	(125,501)
Trade and other accounts receivable	691,488	2,082,505
Inventories	807,433	(1,108,548)
Prepaid expenses and other	85,639	24,203
Accounts payable	310,332	48,567
Accounts payable, related party	2,141,772	(187,058)
Settlement fee payable, related party	(425,000)	(425,000)
Deferred revenue	—	1,000,000
Accrued expenses	75,314	160,756
Net cash provided by (used in) operating activities	4,768,240	(269,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,839,758)	(8,434)
Net cash provided by (used in) investing activities	(1,839,758)	(8,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit loan	—	14,884,000
Payments on revolving credit loan	—	(11,313,000)
Proceeds from long-term borrowings	—	1,100,000
Payments on long-term borrowings	(25,888)	(4,362,350)
Net cash provided by (used in) financing activities	(25,888)	308,650

Net increase in cash and cash equivalents	2,902,594	30,574

CASH AND CASH EQUIVALENTS
Beginning	1,936,800	151,824
Ending	$4,839,394	$182,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$44,385	$70,172

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$80,237	$—
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

Basis of presentation and other information: The balance sheet as of September 30, 2013 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2013 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Note 2.    Revenue

Components of revenue are as follows:

(Excludes hedging activity)	Three Months	Three Months
	Ended	Ended
(In thousands)	December 31, 2013	December 31, 2012
Ethanol	$25,090,185	34,012,975
Distillers' Grains	9,343,485	12,478,100
Other	849,355	921,599

Note 3.    Inventories

Inventories consist of the following as of:

	December 31, 2013	September 30, 2013

Raw materials, including corn, coal, chemicals and supplies	$2,438,413	$2,737,470
Work in process	806,605	1,063,759
Ethanol and distillers grains	1,289,748	1,540,970
Total	$4,534,766	$5,342,199

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a monitored revolving credit loan for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $1,900,000 as of December 31, 2013). The purpose of the loan is to finance inventory and receivables. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on June 1, 2014. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of December 31, 2013 and September 30, 2013.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2013	September 30, 2013

Revolving term loan. (A)	$—	$—

Note payable to Iowa Department of Transportation. (B)	161,165	187,053
	161,165	187,053
Less current maturities	(26,161)	(52,049)
	$135,004	$135,004

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a 4 year period with interest at 3.25%, due on October 10 of each year. As of December 31, 2013 $850,000 in principal payments have been made to Key. Accrued interest paid to Key during the quarter ended December 31, 2013 and 2012 was respectively $41,438 and $12,412.

On January 10, 2013, the Company began originating its own corn.

The Company purchased corn from Key totaling $4,038,857 and $41,257,123 for the three months ended December 31, 2013 and 2012, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

As of December 31, 2013, the Company has a corn cash forward contract with Key that will be delivered in January 2014. The corn commitment is for $297,723. The Company also has a corn basis forward contract that will mature January 2014 and totals 100,000 bushels.  The Company has made miscellaneous purchases from Key amounting to $27,344 and $23,658 for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 the amount due to Key is $228,498.

For the three months ended December 31, 2013 and 2012, the Company purchased corn totaling $1,624,617 and none from Heartland Co-op, a member of the Company. The Company has a corn cash forward contract with Heartland Co-op that will be delivered in January 2014. The corn commitment is for $71,336. The Company also has a corn basis forward contract that will mature January 2014 and totals 50,000 bushels. As of December 31, 2013 the amount due to Heartland Co-op is $13,304.

For the three months ended December 31, 2013 and 2012, the Company purchased corn totaling $7,070,043 and none from Mid Iowa Cooperative, a member of the Company. The Company has a corn cash forward contract with Mid-Iowa Cooperative that will be delivered in January 2014. The corn commitment is for $30,951. The Company also has a corn basis forward contract that will mature January 2014 and totals 200,000 bushels. As of December 31, 2013 the amount due to Mid Iowa Cooperative is $294,737.

The Company purchased corn from several other members totaling $2,780,353 and none, respectively, for the three months ended December 31, 2013 and 2012. As of December 31, 2013, the Company entered into several corn cash forward contracts with several members representing a corn commitment of $664,898. These contracts mature at various dates through January 2015. As of December 31, 2013 the amount due to other members is $2,159,711.

Note 7.    Commitments and Major Customer

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $25,090,185 and none, respectively, for the three months ended December 31, 2013 and 2012. Trade accounts receivable of $2,927,984 was due from the customer as of December 31, 2013.

The company had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. Revenues with this customer were none and $34,012,975 for the three months ended December 31, 2013 and 2012, respectively. There was no trade accounts receivable due from the customer as of December 31, 2013.

The Company has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer were $9,343,486 and $12,478,100, respectively for the three months ended December 31, 2013 and 2012. Trade accounts receivable of $1,416,745 was due from the customer as of December 31, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2014 the estimated purchase commitment totals $6,147,200.

As of December 31, 2013, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $875,251. These contracts mature at various dates through October 2014.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

The company also assigned a $3.1 million irrevocable standby letter of credit to the unrelated party discussed in the previous paragraph to stand as security for the Company's obligation under the Agreement. The letter of credit will be reduced over time as the Company makes its payments under the Main Extension and Gas Transportation Agreement.

On December 19, 2013, the Company signed an agreement with ICM, Inc. for the procurement and installation of a package boiler and Regenerative Thermal Oxidizer (RTO) at the Company's ethanol facility. The purchase price is $6,685,782. As of December 31, 2013 a payment in the amount of $1,671,446 has been made, leaving a balance due of $5,014,337 to be paid as invoiced over the course of the completion of the project. October 2014 is the estimated completion date for the project.

On September 12, 2013, the Company entered into an agreement with ICM, Inc. for the purchase and installation of a Selective Milling Technology unit. The unit will be installed at the Company's ethanol plant. The purchase price is $1,600,000. As of December 31, 2013 a procurement payment in the amount of $800,000 has been made. The remaining $800,000 is to be paid as invoiced over the course of the completion of the project. The project is expected to be completed by June 30, 2014.

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2013	September 30, 2013
Derivative assets - primarily corn contracts	$140,938	$193,060
Derivative liabilities - corn contracts	(598,782)	(394,699)
Cash held by (due to) broker	1,402,972	633,115
Total	$945,128	$431,476

The effects on operating income from derivative activities is as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months	Three Months
	Ended	Ended
	December 31, 2013	December 31, 2012
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	(527,890)	—
Unrealized	—	—
Total effect on revenue	(527,890)	—

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	322,902	900,735
Unrealized	(457,844)	(22,900)
Total effect on cost of goods sold	(134,942)	877,835

Total increase (decrease) to operating income due to derivative activities	$(662,832)	$877,835

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$140,938	$140,938	$—	$—

Liabilities, derivative financial instruments	$598,782	$598,782	—	—

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$193,060	$193,060	—	$—

Liabilities, derivative financial instruments	$394,699	$394,699	—	—

Note 10.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company's operation of the corn oil extraction system is infringing at least one patent. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel and has asserted various defenses including that it does not infringe and, further, that the patents are invalid.  The Company is unable to determine at this time if the lawsuit will have a material adverse effect on the Company.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Items 1A, 7 and 7A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Lincolnway Energy may have obtained industry, market, competitive position and other data used in this quarterly report or Lincolnway Energy's general business plan from Lincolnway Energy's own research or surveys, studies conducted by other persons and/or trade or industry associations or general publications and other publicly available information. Lincolnway Energy attempts to utilize third party sources of information that Lincolnway Energy believes to be materially complete, accurate, balanced and reliable, but there is no assurance of the accuracy, completeness or reliability of any third party information. For example, a trade or industry association for the ethanol industry may present information in a manner that is more favorable to the ethanol industry than would be presented by an independent source. Industry publications and surveys and other publicly available information also generally state that they have obtained information from sources believed to be accurate and reliable, but do not guarantee the accuracy and completeness of any information.

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers' grains at the ethanol plant since May 22, 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 20% above the nameplate production capacity. For the three months ended December 31, 2013, Lincolnway Energy was producing at approximately 11.7% above nameplate.

Lincolnway Energy's ethanol is marketed by Eco-Energy, LLC. Lincolnway Energy's distillers' grains were marketed by Hawkeye Gold, LLC until December 31, 2013, at which time the distillers grains began to be marketed by Gavilon Ingredients, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers' grains.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.   Lincolnway Energy estimates that it will produce approximately 4,100 tons of corn oil per year.  Lincolnway Energy's corn oil is marketed by FEC Solutions, L.L.C.

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

Executive Summary

Highlights for the three months ended December 31, 2013, are as follows:

•Total revenues decreased 26.7%, or $12.7 million, compared to the 2012 comparable period.

•Total cost of goods sold decreased 32.0%, or $16.1 million, compared to the 2012 comparable period.

•Net loss decreased by about $3.5 million to a net loss of $0.269 million, compared to net loss of $3.7 million for the 2012 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2013		2012

Revenue	$34,755	100.0%	$47,413	100.0%
Cost of goods sold	$34,132	98.2%	50,189	105.9%
Gross profit (loss)	$623	1.8%	(2,776)	(5.9)%
General and administrative expenses	$875	2.5%	$883	1.9%
Operating loss	$(251)	(0.8)%	(3,659)	(7.7)%
Other net expense	$(17)	—%	(64)	(0.1)%
Net loss	$(269)	(0.8)%	$(3,723)	(7.9)%

The following table shows other key data for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Operating Data:	2013	2012

Ethanol sold (gallons in thousands)	14,001	14,861
Average gross price of ethanol sold (dollars per gallon)	$1.79	$2.29
Dry distillers grains sold (tons)	38,580	40,201
Average dry distillers grains sales price per ton	$236.10	$305.92
Average corn cost per bushel	$4.56	$7.57

Results of Operations for the Three Months Ended December 31, 2013 as Compared to the Three Months Ended December 31, 2012

Revenues. Revenues decreased by $12.7 million, or 26.7%, to $34.8 million for the three months ended December 31, 2013 from $47.4 million for the three months ended December 31, 2012. There was a decrease in ethanol sales of $8.9 million, or 26.2%, to $25.1 million for the three months ended December 31, 2013 from $34.0 million for the three months ended December 31, 2012. The average price of ethanol sold decreased to $1.79 per gallon for the three months ended December 31, 2013 compared to $2.29 per gallon for the three months ended December 31, 2012. Overall, ethanol prices declined compared to the same period last year but the Company also locked into lower index priced contracts assuming prices would drop further. Ethanol sales volume decreased approximately 0.9 million gallons, or 5.8%, for the three months ended December 31, 2013, when compared to the three months ended December 31, 2012. The decrease in sales volume in 2013 is due to a decrease in corn yield with lighter test weight corn and repair issues that resulted in a three day shutdown in October 2013.

Sales from co-products decreased by $3.2 million, or 23.9%, to $10.2 million for the three months ended December 31, 2013 from $13.4 million for the three months ended December 31, 2012. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in price generated the co-product decrease for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The average price of dried distillers grain sold was $236.10 per ton for the three months ended December 31, 2013, compared to $305.92 for the three months ended December 31, 2012. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume decreased by 1,621 tons, or 4.0%, for the three months ended December 31, 2013, compared to the three months ended December 31, 2012. Dried distillers grain production decreased for the three months ended December 31, 2013, due to the maintenance shutdown during the three months ended December 31, 2013. For the three months ended December 31, 2013 there were reported sales for syrup, corn oil and CO2 of approximately $.8 million, a decrease of $.1 million from the three months ended December 31, 2012.

Cost of goods sold. Cost of goods sold decreased by $16.1 million, or 32.0%, to $34.1 million for the three months ended December 31, 2013 from $50.2 million for the three months ended December 31, 2012. Costs decreased primarily due to the decrease in production and lower corn costs compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $15.5 million, or 39.2%, to $24.0 million for the three months ended December 31, 2013 from $39.5 million for the three months ended December 31, 2012. The average price of corn consumed was $4.56 per bushel for the three months ended December 31, 2013, compared to $7.57 for the three months ended December 31, 2012. The three months ended December 31, 2013 corn costs also included a $.135 million marked to market net loss for derivatives relating to future contracts, compared to a $.878 million gain in the same quarter for the prior year. Corn costs represented 70.4% of cost of goods sold for the three months ended December 31, 2013 compared to 78.7% for the three months ended December 31, 2012.

Ethanol freight decreased by $0.3 million, or 100%, to $0 for the three months ended December 31, 2013 from $0.3 million for the three months ended December 31, 2012. The decrease is due to a change in pricing for the ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

General and administrative. General and administrative expenses stayed relatively consistent, decreasing by $8,164, or 1%, to $.875 million for the three months ended December 31, 2013 from $.883 million for the three months ended December 31, 2012.

Other income (expense). Other income and expense totaled approximately $.017 million net expense during the three months ended December 31, 2013, compared to $.064 net expense for the three months ended December 31, 2012. The decrease in net expense is due to a decrease in interest expense compared to 2012 for the same period.

Risks, Trends and Factors that May Affect Future Operating Results

During the three months ending December 31, 2013, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•Corn prices decreased substantially during the three months ended December 31, 2013 as a result of the near record United States corn crop in 2013. For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the price per bushel paid was $4.56 and $7.57, respectively.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 ending corn stocks of over 1.6 billion bushels suggesting stable to lower corn prices. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the last three quarters of Lincolnway's fiscal year 2013 and the first quarter of fiscal year 2014.

•Gasoline demand is currently lower than expected and ethanol inventories continue to be tight.

•Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2013, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association.

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

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented (in thousands):

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2013	2012
Net cash provided by (used in ) operating activities	$4,768	$(270)
Net cash used in investing activities	(1,840)	(8)
Net cash provided by (used in) financing activities	(26)	309
Net increase in cash and cash equivalents	2,903	31

For the three months ended December 31, 2013, net cash provided by operating activities increased by $5.0 million, when compared to cash used in operating activities for the three months ended December 31, 2012. The increase in cash for operating activities is due to a $3.5 million increase in net income, a $2.3 million increase in accounts payable related parties and a $1.9 million increase in inventories, offset by a $1.4 million decrease in accounts receivable and a $1.0 million decrease in deferred revenue.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash (used in) investing activities decreased by $1.8 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease is due to payments to ICM, Inc. for the selective milling technology unit and the gas boiler and regenerative thermal oxidizer (RTO) capital project.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $.3 million for the three months ended December 31, 2013 compared to the three months ended December 31, 2012. The decrease is due to a decrease in debt proceeds for the three months ended December 31, 2013.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	Lincolnway Energy's ability to generate cash flows from operations;

•	the level of Lincolnway Energy's outstanding indebtedness and the interest Lincolnway Energy is obligated to pay;

•	Lincolnway Energy's capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	Lincolnway Energy's margin maintenance requirements on all commodity trading accounts.

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from the current credit facility and cash from operations to continue to operate the ethanol plant for the next 12 months. Operating margins are expected to loosen through the end of the 2014 fiscal year. Management believes that the abundant corn supply will cause corn prices to remain near current levels and a lower supply of ethanol will positively impact ethanol prices. Working capital exceeded $8.2 million as of December 31, 2013 and is projected to be in the $6.0 to $8.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Lincolnway Energy's ethanol production is sold to Eco-Energy, LLC. The purchase price payable to Lincolnway Energy under its agreement with Eco-Energy is the price for the ethanol, less various costs and a fee to Eco-Energy.

Lincolnway Energy's distiller's grain production was sold to Hawkeye Gold, LLC until December 31, 2013. The sales price for the distillers grains was Hawkeye Gold's contract selling price for the distillers grains in question, less costs and a marketing fee to Hawkeye Gold.

Lincolnway Energy entered into a Distiller's Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013, but the agreement became effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller's grains produced at Lincolnway Energy's ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller's grain's in question, less certain logistics costs and a service fee.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2013 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains.  The prices for ethanol, distiller's grains, corn and coal are volatile, and Lincolnway Energy may experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices but the near record corn harvest in the fall of 2013 significantly lowered corn prices.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2013 was approximately $4.56 per bushel, compared to $7.57 per bushel for the three months ended December 31, 2012.

During the quarter ended December 31, 2013, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.18 per bushel for March 2013 delivery to a high of $5.00 per bushel for March 2013 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2012 ranged from a low of $6.91 per bushel for March 2013 delivery to a high of $7.60 per bushel for March 2013 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2013 was $1.79 per gallon, as compared to $2.29 per gallon, during the three months ended December 31, 2012.

During the quarter ended December 31, 2013, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.57 per gallon for March 2013 delivery to a high of $1.80 per gallon for March 2013 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2012 ranged from a low of $2.19 per gallon for March 2013 delivery to a high of $2.47 per gallon for March 2013 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2013 was $(134,942), as opposed to the net gain of $877,835 for the three months ended December 31, 2012.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of February 1, 2014, Lincolnway Energy has corn coverage through March 2014. Lincolnway Energy continues to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended December 31, 2013 and 2012 represented approximately 6% and 4%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate
Lender	As of December 31, 2013	As of December 31, 2013

Farm Credit - revolving credit loan	$—	3.92%

Farm Credit - revolving term loan	$—	4.17%

Iowa Department of Transportation	$—	2.11%

The interest rate under the Iowa Department of Transportation loan agreement is fixed at the interest rate specified above. The interest rate on the Farm Credit revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.75% adjusted weekly. The interest rate on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 4.0% adjusted weekly.

Lincolnway Energy does not anticipate any material increase in interest rates during 2014.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's interim chief financial  officer,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's interim chief financial  officer have  concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in Lincolnway Energy's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy's internal control over financial reporting.

PART II - OTHER INFORMATION

'Item 1.    Legal Proceedings.

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

The case was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036.

Shortly after the case was filed, GS CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary, and was successful in having Lincolnway Energy's case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The MDL proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems ('858) Patent Litigation, and has been assigned the following case umbers: Master Case No. 1:10-ml-2181-LJM-DML.

There has been no material developments regarding this case since the discussion of this case in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2013 and filed with the Securities and Exchange Commission on December 19, 2013.

Lincolnway Energy is unable, as of the date of this quarterly report, to determine the likelihood of an unfavorable outcome or the amount or range of a possible loss or whether this lawsuit will have a material adverse effect on Lincolnway Energy. The case has, however, significantly increased Lincolnway Energy's legal costs.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2013 and filed with the Securities and Exchange Commission on December 19, 2013.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2013 through December 31, 2013.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of October 1, 2013 through December 31, 2013.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2013 through December 31, 2013 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2013 through December 31, 2013 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization.		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement.		8-K		3.2.1	3/6/2013
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement.		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad.		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC.		10-Q	12/30/2012	10.2	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.2	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company.		10-Q	3/31/2013	10.2	5/15/2013
10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller.**		10-Q	3/31/2013	10.2	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.2	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.2	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.3	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.3	5/15/2013
*10.27	Distiller's Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC.	E-1
14	Code of Ethics.		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.	E-19
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer.	E-20
32.1	Section 1350 Certification of President and Chief Executive Officer.	E-21
32.2	Section 1350 Certification of Interim Chief Financial Officer.	E-22
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 14, 2014	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 14, 2014	By:	/s/ Neal Greenberg
Name: Neal Greenberg
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2013

Description of Exhibit.			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 President and Chief Executive officer	E-3

	32.2	Section 1350 Certification of Interim Chief Financial Officer	E-4

101	Interactive Data Files ( furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission