Form 10-Q/A
period 2013-12-31
Lincolnway Energy, LLC
filed 2014-04-16
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amended Form 10-Q is being filed to amend Exhibit 31.2 and Exhibit 32.2 to reflect that Neal Greenberg was the Interim Chief Financial Officer at the time of the filing of the Form 10-Q. Kim Supercynski was inadvertently listed as the signatory in those Exhibits. Kim ceased serving as the Chief Financial Officer of Lincolnway Energy on January 15, 2014.

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

LINCOLNWAY ENERGY, LLC

April 16, 2014	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

April 16, 2014	By:	/s/ Neal Greenberg
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