Form 10-K/A
period 2013-09-30
Lincolnway Energy, LLC
filed 2014-04-23
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

This Form 10-K/A is being filed solely for the purpose of refiling Exhibit 10.27, the Distiller's Grain Off-Take Agreement between Lincolnway Energy and Gavilon Ingredients, LLC. The Agreement is subject to a confidential treatment request, but Lincolnway Energy has withdrawn a portion of that confidential treatment request and is therefore refiling the Agreement in the form that comports to the confidential treatment request as so amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

Date: April 23, 2014	By:	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

Date: April 23, 2014	By:	/s/ Neal Greenberg
Neal Greenberg, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 23, 2014	/s/ William Couser
William Couser, Director

Date: April 23, 2014	/s/ Jeff Taylor
Jeff Taylor, Director

Date: April 23, 2014	/s/ Timothy Fevold
Timothy Fevold, Director

Date: April 23, 2014	/s/ Terrill Wycoff
Terrill Wycoff, Director

Date: April 23, 2014	/s/ Kurt Olson
Kurt Olson, Director

Date: April 23, 2014	/s/ James Hill
James Hill, Director

Date: April 23, 2014	/s/ Brian Conrad
Brian Conrad, Director

Date: April 23, 2014	/s/ Richard Johnson
Richard Johnson, Director

Date: April 23, 2014	/s/ Rick Vaughan
Rick Vaughan, Director

Date: April 23, 2014	/s/ Gregory Geoffroy
Gregory Geoffroy, Director

Date: April 23, 2014	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

Date: April 23, 2014	/s/ Neal Greenberg
Neal Greenberg, Interim Chief Financial Officer