Form 10-Q
period 2014-03-31
Lincolnway Energy, LLC
filed 2014-05-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2014.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2014	September 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,983,280	$1,936,800
Derivative financial instruments (Note 8 and 9)	82,115	431,476
Trade and other accounts receivable (Note 7)	5,981,703	5,300,204
Inventories (Note 3)	4,611,706	5,342,199
Prepaid expenses and other	306,220	325,880
Total current assets	16,965,024	13,336,559

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	79,631,504	79,559,692
Office furniture and equipment	409,730	409,730
Construction in progress	5,040,242	1,185,662
	93,651,312	89,724,920
Accumulated depreciation	(62,364,707)	(58,859,269)
Total property and equipment	31,286,605	30,865,651

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $357,988 and $340,453	113,974	131,508
Deposit	117,910	117,910
Investments	199,184	196,102
Total other assets	782,068	796,520

Total assets	$49,033,697	$44,998,730

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2014	September 30, 2013
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,997,582	2,313,615
Accounts payable, related party (Note 6)	302,768	554,478
Current maturities of long-term debt (Note 5)	52,598	52,049
Current settlement payable, related party (Note 6)	425,000	425,000
Accrued expenses	1,089,101	999,460
Total current liabilities	4,867,049	4,344,602

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	108,567	135,004
Settlement payable, net of current amount, related party (Note 6)	425,000	850,000
Deferred revenue	958,333	1,000,000
Other	450,000	450,000
Total noncurrent liabilities	1,941,900	2,435,004

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	3,234,643	(770,981)
Total members' equity	42,224,748	38,219,124

Total liabilities and members' equity	$49,033,697	$44,998,730

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$36,494,001	$47,474,370	71,249,137	94,887,044

Cost of goods sold	31,443,627	48,484,016	65,575,629	98,672,688

Gross profit (loss)	5,050,374	(1,009,646)	5,673,508	(3,785,644)

General and administrative expenses	776,590	783,544	1,651,124	1,666,242

Operating income (loss)	4,273,784	(1,793,190)	4,022,384	(5,451,886)

Other income (expense):
Interest income	2,660	1,040	5,451	1,888
Interest expense	(2,013)	(23,985)	(22,211)	(89,174)
	647	(22,945)	(16,760)	(87,286)

Net income (loss)	$4,274,431	$(1,816,135)	$4,005,624	$(5,539,172)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$101.65	$(43.19)	$95.26	$(131.73)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2014	March 31, 2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,005,624	$(5,539,172)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,688,396	3,919,581
(Gain) on sale or disposal of property and equipment	(70,367)	—
Changes in working capital components:
Derivative financial instruments	349,361	190,248
Trade and other accounts receivable	(681,499)	4,664,594
Inventories	730,493	(1,035,487)
Prepaid expenses and other	19,660	42,499
Accounts payable	(1,068,228)	383,455
Accounts payable, related party	(251,710)	(298,826)
Settlement fee payable, related party	(425,000)	(425,000)
Deferred revenue	—	1,000,000
Accrued expenses	47,974	68,625
Net cash provided by operating activities	6,344,704	2,970,517

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,349,254)	(9,611)
Proceeds from sale of equipment	80,000	—
Purchase of investments	(3,082)	(5,614)
Net cash (used in) investing activities	(2,272,336)	(15,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit loan	—	14,889,000
Payments on revolving credit loan	—	(11,313,000)
Proceeds from long-term borrowings	—	1,100,000
Payments on long-term borrowings	(25,888)	(4,362,350)
Net cash provided by (used in) financing activities	(25,888)	313,650

Net increase in cash and cash equivalents	4,046,480	3,268,942

CASH AND CASH EQUIVALENTS
Beginning	1,936,800	151,824
Ending	$5,983,280	$3,420,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$33,056	$83,072

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,752,195	$—
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

Basis of presentation and other information: The balance sheet as of September 30, 2013 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2013 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of March 31, 2014 and September 30, 2013.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the term of the contract. Deferred revenue is allocated between current and long term portions. The current portion of deferred revenue is included in accrued expenses on the balance sheet.

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company's earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Earnings per unit:  Basic and diluted earnings per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. There were no diluted units for the periods covered.

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

Note 2.    Revenue

Components of revenue are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Ethanol	$27,318,521	$34,127,351	$51,880,817	$68,140,325
Distillers Grains	8,501,041	12,319,910	17,844,526	24,798,011
Other	674,439	1,027,109	1,523,794	1,948,708
Total	$36,494,001	$47,474,370	$71,249,137	$94,887,044

Note 3.    Inventories

Inventories consist of the following as of:

	March 31, 2014	September 30, 2013

Raw materials, including corn, coal, chemicals and supplies	$2,540,634	$2,737,470
Work in process	826,152	1,063,759
Ethanol and distillers grains	1,244,920	1,540,970
Total	$4,611,706	$5,342,199

Note 4.    Revolving Credit Loan

The Company entered into a new master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a monitored revolving credit loan for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $6,900,000 as of March 31, 2014). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on June 1, 2014. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of March 31, 2014 and September 30, 2013.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	March 31, 2014	September 30, 2013

Revolving term loan. (A)	$—	$—

Note payable to Iowa Department of Transportation. (B)	161,165	187,053
	161,165	187,053
Less current maturities	(52,598)	(52,049)
	$108,567	$135,004

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement they held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a 4 year period with interest at 3.25%, due on October 10 of each year. As of March 31, 2014, $850,000 in principal payments have been made to Key with $850,000 remaining.

On January 10, 2013, the Company began originating its own corn purchasing.

The Company purchased corn from Key totaling $2,440,393 and $6,479,250 for the three months and six months ended March 31, 2014, respectively.  There were corn purchases of $21,765,266 and $63,022,389 for the three months and six months ended March 31, 2013.

As of March 31, 2014, the Company has a corn cash forward contract with Key that will be delivered in April 2014. The corn commitment is for $31,384. The Company also has several corn basis forward contracts with Key that will mature through May

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

2014 and total 200,000 bushels.  The Company has made miscellaneous purchases from Key amounting to $24,751 and $52,095 for the three months and six months ended March 31, 2014, respectively. There were miscellaneous purchases of $17,922 and $41,650, respectively for the three months and six months ended March 31, 2013. As of March 31, 2014 the amount due to Key is $9,872.

For the three months and six months ended March 31, 2014, the Company purchased corn totaling $4,752,977 and $6,377,594 from Heartland Co-op, a member of the Company. For both the three months and six months ended March 31, 2013, the Company purchased corn totaling $3,614,715 from Heartland Coop. The Company has a corn cash forward contract with Heartland Co-op that will be delivered in April 2014. The corn commitment is for 78,038 bushels and totals $379,263. The Company also has several corn basis forward contracts that will mature through May 2014 and total 750,000 bushels. As of March 31, 2014 the amount due to Heartland Co-op is $181,443.

For the three months and six months ended March 31, 2014, the Company purchased corn totaling $3,916,795 and $10,986,808 from Mid Iowa Cooperative, a member of the Company. For both the three months and six months ended March 31, 2013, the Company made corn purchases for $1,594,763. The Company has a corn cash forward contract with Mid-Iowa that will be delivered in April 2014 for 32,890 bushels and a commitment of $160,502. The Company also has several corn basis forward contracts that will mature through May 2014 and total 550,000 bushels. As of March 31, 2014 the amount due to Mid Iowa Cooperative is $14,271.

The Company purchased corn from other members totaling $2,535,940 and $5,103,803, respectively, for the three months and six months ended March 31, 2014. For both the three months and six months ended March 31, 2013, the Company purchased corn from several other members totaling $480,561. As of March 31, 2014, the Company entered into several corn cash forward contracts with several members representing 390,099 bushels and a corn commitment of $1,422,888. These contracts mature at various dates through February 2015. As of March 31, 2014 the amount due to other members is $97,183.

Note 7.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $27,524,006 and $52,614,191, respectively, for the three months and six months ended March 31, 2014. Revenues with this customer were $34,127,351 for both the three months and six months ended March 31, 2013. Trade accounts receivable of $4,320,116 was due from the customer as of March 31, 2014.

The Company previously had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. There were no revenues with this customer for the three months and six months ended March 31, 2014. Revenues with this customer were $34,012,975 for both the three months and six months ended March 31, 2013. There was no trade accounts receivable due from the customer as of March 31, 2014.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer were $2,265,063 for both the three months and six months ended March 31, 2014. There were no revenues with this customer for the three months and six months ended March 31, 2013. Trade accounts receivable of $574,214 was due from the customer as of March 31, 2014.

The Company previously had an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. This agreement ended December 31, 2013. Revenues with this customer were $9,343,486 and $6,235,978, respectively for the three months and six months ended March 31, 2014. Revenues with this customer were $12,319,911 and $24,798,011, respectively for the three months and six months ended March 31, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2014 the estimated purchase commitment totals $4.4 million.

As of March 31, 2014, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $2.1 million. These contracts mature at various dates through October 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

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

On December 19, 2013, the Company signed an agreement with ICM, Inc. for the procurement and installation of a package boiler and Regenerative Thermal Oxidizer (RTO) at the Company's ethanol facility. The purchase price is approximately $7 million. About $4 million has been paid. The remaining balance of approximately $3 million will be paid as invoiced over the course of the completion of the project. October 2014 is the estimated completion date for the project.

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2014	September 30, 2013
Derivative assets - primarily corn contracts	$127,138	$193,060
Derivative liabilities - corn contracts	(124,100)	(394,699)
Cash held by (due to) broker	79,077	633,115
Total	$82,115	$431,476

The effects on operating income from derivative activities is as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(205,483)	$—	$(733,373)	$—
Unrealized	—	—	—	—
Total effect on revenue	(205,483)	—	(733,373)	—

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	(544,625)	89,981	(221,723)	990,716
Unrealized	460,881	(399,963)	3,038	(422,863)
Total effect on cost of goods sold	(83,744)	(309,982)	(218,685)	567,853

Total increase (decrease) to operating income due to derivative activities	$(289,227)	$(309,982)	$(952,058)	$567,853

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$127,138	$127,138	$—	$—

Liabilities, derivative financial instruments	124,100	124,100	—	—

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$193,060	$193,060	$—	$—

Liabilities, derivative financial instruments	394,699	394,699	—	—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and Lincolnway Energy's management. It is not possible to predict or identify all of those factors, risks and uncertainties, but they include inaccurate assumptions or predictions by management, the accuracy and completeness of the information upon which part of Lincolnway Energy's business strategy is based and all of the various factors, risks and uncertainties discussed in this Item and elsewhere in this quarterly report and in Items 1A, 7 and 7A of Lincolnway Energy's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 20% above the nameplate production capacity. For the six months ended March 31, 2014, Lincolnway Energy was producing at approximately 11.7% above nameplate.

Lincolnway Energy's ethanol is marketed by Eco-Energy, LLC. Lincolnway Energy's distillers grains were marketed by Hawkeye Gold, LLC until December 31, 2013, at which time the distillers grains began to be marketed by Gavilon Ingredients, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers grains.

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

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide gas will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide gas on an economical basis. Lincolnway Energy does not have significant operating or other costs related to those processes.

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

Executive Summary

Highlights for the six months ended March 31, 2014, are as follows:

•Total revenues decreased 24.9%, or $23.6 million, compared to the 2013 comparable period.

•Total cost of goods sold decreased 33.5%, or $33.1 million, compared to the 2013 comparable period.

•Net income increased by about $9.5 million to a net income of $4.0 million, compared to net loss of $5.5 million for the 2013 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2014		2013		2014		2013

Revenue	$36,494	100.0%	$47,474	100.0%	$71,249	100.0%	$94,887	100.0%
Cost of goods sold	31,444	86.2%	48,484	102.1%	65,576	92.0%	98,673	104.0%
Gross profit (loss)	5,050	13.8%	(1,010)	(2.1)%	5,674	8.0%	(3,786)	(4.0)%
General and administrative expenses	777	2.1%	784	1.7%	1,651	2.3%	1,666	1.8%
Operating income (loss)	4,274	11.6%	(1,794)	(3.8)%	4,022	5.5%	(5,452)	(5.8)%
Other net expense	1	—%	(23)	—%	(17)	—%	(87)	(0.1)%
Net income (loss)	$4,274	11.7%	$(1,817)	(3.8)%	$4,006	5.6%	$(5,539)	(5.8)%

The following table shows other key data for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	(Unaudited)		(Unaudited)
Operating Data:	2014	2013	2014	2013

Ethanol sold (gallons in thousands)	13,805	14,907	27,807	29,768
Average gross price of ethanol sold (dollars per gallon)	$1.99	$2.30	$1.89	$2.29
Dry distillers grains sold (tons)	36,072	40,620	74,652	80,821
Average dry distillers grains sales price per ton	$228.26	$299.10	$232.31	$302.42
Average corn cost per bushel	$4.46	$7.34	$4.51	$7.46

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Revenues. Revenues decreased by $11.0 million, or 23.1%, to $36.5 million for the three months ended March 31, 2014 from $47.5 million for the three months ended March 31, 2013. There was a decrease in ethanol sales of $6.8 million, or 19.9%, to $27.3 million for the three months ended March 31, 2014 from $34.1 million for the three months ended March 31, 2013. The average price of ethanol sold decreased to $1.99 per gallon for the three months ended March 31, 2014 compared to $2.30 per gallon for the three months ended March 31, 2013. Ethanol sales volume decreased approximately 1.1 million gallons, or 7.4%, for the three months ended March 31, 2014, when compared to the three months ended March 31, 2013. The decrease in sales volume in 2014 is due to lower production rates resulting from infection and maintenance issues.

Sales from co-products decreased by $4.2 million, or 31.3%, to $9.2 million for the three months ended March 31, 2014 from $13.3 million for the three months ended March 31, 2013. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in price generated the co-product decrease for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The average price of dried distillers grain sold was $228.26 per ton for the three months ended March 31, 2014, compared to $299.10 per ton for the three months ended March 31, 2013. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume decreased by 4,548 tons, or 11.2%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Dried distillers grain production decreased for the three months ended March 31, 2014, due to reduced ethanol production rates during the three months ended March 31, 2014. For the three months ended March 31, 2014 there were reported sales for syrup, corn oil and CO2 of approximately $0.7 million, a decrease of $0.4 million from the three months ended March 31, 2013.

Cost of goods sold. Cost of goods sold decreased by $17.0 million, or 35.1%, to $31.4 million for the three months ended March 31, 2014 from $48.5 million for the three months ended March 31, 2013. Costs decreased primarily due to the decrease in production, lower corn costs, lower ingredient costs, and decreased coal usage when compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $16.01 million, or 41.7%, to $22.34 million for the three months ended March 31, 2014 from $38.35 million for the three months ended March 31, 2013. The average price of corn consumed was $4.46 per bushel for the three months ended March 31, 2014, compared to $7.34 for the three months ended March 31, 2013. The three months ended March 31, 2014 corn costs also included a $.084 million marked to market net loss for derivatives relating to future contracts, compared to a $.31 million loss in the same quarter for the prior year. Corn costs represented 71.1% of cost of goods sold for the three months ended March 31, 2014 compared to 78.9% for the three months ended March 31, 2013.

Ingredient costs decreased by $.21 million, or 11.5%, for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013. The decrease is due to a change in pricing for anhydrous and a decrease in urea usage that resulted from a change in enzymes.

Coal costs decreased by $.2 million, or 9.1%, to $1.9 million for the three months ended March 31, 2014 from $2.2 million for the three months ended March 31, 2013 . The decrease is due to reduced steam demand from running at lower production rates and the higher BTU quality of coal purchased.

Distillers grains freight decreased by $.4 million, or 25.2%, to $1.2 million for the three months ended March 31, 2014 from $1.6 million for the three months ended March 31, 2013 . The decrease is due to the reduced sales volume of distillers grains sold as well as the change in distillers grains marketers. The three months ended March 31, 2014 had sales and associated freight expense from fulfilling the remaining contracts on the books as of the termination date of Lincolnway Energy's agreement with its old marketer. This amounted to 73% of our DDG sales. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in DDG sales. DDG sales to the new marketer totaled 27% of our distillers grains sales for the three months ended March 31, 2014.

General and administrative. General and administrative expenses stayed relatively consistent, decreasing by $6,954, or 0.90%, to $0.8 million for the three months ended March 31, 2014 from $0.8 million for the three months ended March 31, 2013.

Other income (expense). Other income and expense totaled approximately $1 thousand net income during the three months ended March 31, 2014, compared to $23 thousand net expense for the three months ended March 31, 2013. The decrease in net expense is due to a decrease in interest expense compared to fiscal year 2013 for the same period due to reduced debt levels.

Results of Operations for the Six Months Ended March 31, 2014 as Compared to the Six Months Ended March 31, 2013

Revenues. Revenues decreased by $23.6 million, or 24.9%, to $71.2 million for the six months ended March 31, 2014 from 94.9 million for the six months ended March 31, 2013. There was a decrease in ethanol sales of $16.3 million, or 23.9%, to $51.9 million for the six months ended March 31, 2014 from $68.1 million for the six months ended March 31, 2013. The average price of ethanol sold decreased to $1.89 per gallon for the six months ended March 31, 2014 compared to $2.29 per gallon for the six months ended March 31, 2013. Overall, ethanol prices declined compared to the same period last year, but Lincolnway Energy also locked into lower index priced contracts assuming prices would drop further. Ethanol sales volume decreased approximately 2.0 million gallons, or 6.6%, for the six months ended March 31, 2014, when compared to the six months ended March 31, 2013. The decrease in sales volume in 2014 is due to lower production resulting from infection and maintenance issues.

Sales from co-products decreased by $7.4 million, or 27.6%, to $19.4 million for the six months ended March 31, 2014 from $26.7 million for the six months ended March 31, 2013. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in price generated the co-product decrease for the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The average price of dried distillers grain sold was $232.31 per ton for the six months ended March 31, 2014, compared to $302.42 for the six months ended March 31, 2013. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume decreased by 6,169 tons, or 7.6%, for the six months ended March 31, 2014, compared to the six months ended March 31, 2013. Dried distillers grain production decreased for the six months ended March 31, 2014, due to decreased ethanol production rates during the six months ended March 31, 2014. For the six months ended March 31, 2014 there were reported sales for syrup, corn oil and CO2 of approximately $1.5 million, a decrease of $.4 million from the six months ended March 31, 2013.

Cost of goods sold. Cost of goods sold decreased by 33.1 million, or 33.5%, to $65.6 million for the six months ended March 31, 2014 from $98.7 million for the six months ended March 31, 2013. Costs decreased primarily due to the decrease in production, lower corn costs, lower ingredient costs, decreased coal usage, lower depreciation and reduced ethanol and distillers grains freight compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $31.5 million, or 40.0%, to $46.0 million for the six months ended March 31, 2014 from $77.8 million for the six months ended March 31, 2013. The average price of corn consumed was $4.51 per bushel for the six months ended March 31, 2014, compared to $7.46 for the six months ended March 31, 2013. The six months ended March 31, 2014 corn costs also included a $.219 million marked to market net loss for derivatives relating to future contracts, compared to a $.57 million gain in the same quarter for the prior year. Corn costs represented 70.7% of cost of goods sold for the six months ended March 31, 2014 compared to 78.8% for the six months ended March 31, 2013.

Ingredient costs decreased by $.27 million, or 7.1%, for the six months ended March 31, 2014 from $3.9 million for the six months ended March 31, 2013. The decrease is due to a change in pricing for anhydrous and a decrease in urea usage that resulted from a change in enzymes.

Coal costs decreased by $.3 million, or 6.4%, to $3.8 million for the six months ended March 31, 2014 from $4.3 million for the six months ended March 31, 2013 . The decrease is due to reduced steam demand from running a lower production rates and the higher BTU quality of coal purchased.

Ethanol freight decreased by $0.3 million, or 100%, to $0 for the six months ended March 31, 2014 from $0.3 million for the six months ended March 31, 2013. The decrease is due to a change in pricing for the ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

Distillers grains freight decreased by $.6 million, or 16.5%, to $3.0 million for the six months ended March 31, 2014 from $3.5 million for the six months ended March 31, 2013 . The decrease is due to the reduced sales volume of distillers grains sold as well as the change in distillers grains marketers. The six months ended March 31, 2014 had sales and associated freight expense from fulfilling the remaining contracts on the books as of the termination date of Lincolnway Energy's agreement with its old marketer. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in distillers grains sales.

General and administrative. General and administrative expenses stayed relatively consistent, decreasing by $15,118, or 1%, to $1.651 million for the six months ended March 31, 2014 from $1.666 million for the six months ended March 31, 2013.

Other income (expense). Other income and expense totaled approximately $.017 million net expense during the six months ended March 31, 2014, compared to $.087 net expense for the six months ended March 31, 2013. The decrease in net expense is due to a decrease in interest expense compared to 2013 for the same period due to reduced debt levels.

Risks, Trends and Factors that May Affect Future Operating Results

During the three months ended March 31, 2014, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•Corn prices decreased substantially during the three months ended March 31, 2014 as a result of the near record United States corn crop in 2013. For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the price per bushel paid was $4.56 and $7.57, respectively.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 ending corn stocks of over 1.6 billion bushels, suggesting stable to lower corn prices. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•Gasoline demand is currently lower than expected and ethanol inventories continue to be tight.

•Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2013, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover some of the risk involved with changing ethanol and distillers market prices. Lincolnway Energy continues to monitor and works to ensure adequate supply and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented :

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2014	2013
Net cash provided by operating activities	$6,344,704	$2,970,517
Net cash used in investing activities	(2,272,336)	(15,225)
Net cash provided by (used in) financing activities	(25,888)	313,650
Net increase in cash and cash equivalents	$4,046,480	$3,268,942

For the three months ended March 31, 2014, net cash provided by operating activities increased by $3.3 million, when compared to cash provided by in operating activities for the three months ended March 31, 2013. The increase in cash provided by operating activities is primarily due to a $9.5 million increase in net income.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash (used in) investing activities increased by $2.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is due to payments to ICM, Inc. for the selective milling technology unit and the gas boiler and regenerative thermal oxidizer (RTO) capital project.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease is due to a decrease in net debt proceeds for the three months ended March 31, 2014.

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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from existing cash, the current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Lincolnway Energy plans to have a seasonal credit facility in place by the time the current credit facility expires June 1, 2014. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a lower supply of ethanol will positively impact ethanol prices. Working capital exceeded $12.1 million as of March 31, 2014 and is projected to be in the $12.0 to $18.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Lincolnway Energy's distillers grain production was sold to Hawkeye Gold, LLC until December 31, 2013. The sales price for the distillers grains was Hawkeye Gold's contract selling price for the distillers grains in question, less costs and a marketing fee to Hawkeye Gold.

Lincolnway Energy entered into a Distillers Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013, which became effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distillers grains produced at Lincolnway Energy's ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distillers grains in question, less certain logistics costs and a service fee.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the March 31, 2014 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and coal, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains.  The prices for ethanol, distillers grains, corn and coal are volatile, and Lincolnway Energy may experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, coal and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

Lincolnway Energy's average gross corn cost during the three months ended March 31, 2014 was approximately $4.46 per bushel, compared to $7.34 per bushel for the three months ended March 31, 2013.

During the quarter ended March 31, 2014, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.57 per bushel for March 2014 delivery to a high of $4.95 per bushel for March 2014 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2013 ranged from a low of $6.91 per bushel for March 2013 delivery to a high of $7.60 per bushel for March 2013 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended March 31, 2014 was $1.99 per gallon, as compared to $2.30 per gallon, during the three months ended March 31, 2013.

During the quarter ended March 31, 2014, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.72 per gallon for March 2014 delivery to a high of $3.57 per gallon for March 2014 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2013 ranged from a low of $2.19 per gallon for March 2013 delivery to a high of $2.47 per gallon for March 2013 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended March 31, 2014 was $83,744, as opposed to the net loss of $309,982 for the three months ended March 31, 2013.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of May 1, 2014, Lincolnway Energy had corn coverage through approximately June 15, 2014. Lincolnway Energy continues to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended March 31, 2014 and 2013 represented approximately 6% and 4%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate
Lender	As of March 31, 2014	As of March 31, 2014

Farm Credit - revolving credit loan	$—	3.90%

Farm Credit - revolving term loan	$—	4.15%

Iowa Department of Transportation	$161,165	2.11%

The interest rate under the Iowa Department of Transportation loan agreement is fixed at the interest rate specified above. The interest rate on the Farm Credit revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.75%, adjusted weekly. The interest rate on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 4.0%, adjusted weekly.

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

The case was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036.

Shortly after the case was filed, GS CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary, and was successful in having Lincolnway Energy's case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The MDL proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems ('858) Patent Litigation, and has been assigned the following case number: Master Case No. 1:10-ml-2181-LJM-DML.

There have been no material developments regarding this case since the discussion of this case in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2013 and filed with the Securities and Exchange Commission on December 19, 2013.

Lincolnway Energy is unable, as of the date of this quarterly report, to determine the likelihood of an unfavorable outcome or the amount or range of a possible loss or whether this lawsuit will have a material adverse affect on Lincolnway Energy. The case has, however, significantly increased Lincolnway Energy's legal costs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2014 through March 31, 2014.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of January 1, 2014 through March 31, 2014.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2014 through March 31, 2014 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2014 through March 31, 2014 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization.		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement.		8-K		3.2.1	3/6/2013
10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement.		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad.		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC.		10-Q	12/30/2012	10.19	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company.		10-Q	3/31/2013	10.21	5/15/2013
**10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller.		10-Q	3/31/2013	10.22	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.23	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.24	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.25	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.26	5/15/2013
*10.27	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC.		10-K/A	9/30/2013	10.27	4/3/2014
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.	E-1
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer.	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer.	E-3
32.2	Section 1350 Certification of Interim Chief Financial Officer.	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

May 14, 2014	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 14, 2014	By:	/s/ Neal Greenberg
Name: Neal Greenberg
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2014

Description of Exhibit			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive officer	E-3

	32.2	Section 1350 Certification of Interim Chief Financial Officer	E-4

101	Interactive Data Files ( furnished electronically herewith pursuant to Rule 405 of Regulation S-T)