Form 10-Q
period 2014-06-30
Lincolnway Energy, LLC
filed 2014-08-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2014.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,025,319	$1,936,800
Derivative financial instruments (Note 8 and 9)	1,516,117	431,476
Trade and other accounts receivable (Note 7)	4,629,719	5,300,204
Inventories (Note 3)	5,535,616	5,342,199
Prepaid expenses and other	407,821	325,880
Total current assets	26,114,592	13,336,559

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	81,269,501	79,559,692
Office furniture and equipment	408,572	409,730
Construction in progress	5,062,950	1,185,662
	95,310,859	89,724,920
Accumulated depreciation	(64,229,458)	(58,859,269)
Total property and equipment	31,081,401	30,865,651

OTHER ASSETS
Restricted cash	351,000	351,000
Financing costs, net of amortization of $366,754 and $340,453	105,207	131,508
Deposit	—	117,910
Investments	199,184	196,102
Total other assets	655,391	796,520

Total assets	$57,851,384	$44,998,730

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2014	September 30, 2013
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	3,331,525	2,313,615
Accounts payable, related party (Note 6)	437,151	554,478
Current maturities of long-term debt (Note 5)	26,437	52,049
Current settlement payable, related party (Note 6)	425,000	425,000
Accrued expenses	1,694,097	999,460
Total current liabilities	5,914,210	4,344,602

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	108,567	135,004
Settlement payable, net of current amount, related party (Note 6)	425,000	850,000
Deferred revenue	933,333	1,000,000
Other	450,000	450,000
Total noncurrent liabilities	1,916,900	2,435,004

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	11,030,169	(770,981)
Total members' equity	50,020,274	38,219,124

Total liabilities and members' equity	$57,851,384	$44,998,730

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$38,991,719	$40,894,385	110,240,856	135,781,429

Cost of goods sold	30,197,217	42,111,656	95,772,846	140,784,344

Gross profit (loss)	8,794,502	(1,217,271)	14,468,010	(5,002,915)

General and administrative expenses	988,111	751,843	2,639,235	2,418,085

Operating income (loss)	7,806,391	(1,969,114)	11,828,775	(7,421,000)

Other income (expense):
Interest income	5,644	1,097	11,095	2,985
Interest expense	(16,509)	(41,158)	(38,720)	(130,332)
	(10,865)	(40,061)	(27,625)	(127,347)

Net income (loss)	$7,795,526	$(2,009,175)	$11,801,150	$(7,548,347)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$185.39	$(47.78)	$280.65	$(179.51)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2014	June 30, 2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,801,150	$(7,548,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,563,697	5,853,993
(Gain) on sale or disposal of property and equipment	(70,367)	—
Changes in working capital components:
Derivative financial instruments	(1,084,641)	(195,217)
Trade and other accounts receivable	670,485	3,888,212
Inventories	(193,417)	1,172,815
Prepaid expenses and other	(81,941)	(56,535)
Deposit	117,910	180,440
Accounts payable	(84,414)	810,977
Accounts payable, related party	(117,327)	(17,166)
Settlement fee payable, related party	(425,000)	(425,000)
Deferred revenue	—	1,000,000
Accrued expenses	625,349	251,727
Net cash provided by operating activities	16,721,484	4,915,899

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,657,834)	(151,266)
Proceeds from sale of equipment	80,000	—
Purchase of investments	(3,082)	(5,614)
Net cash (used in) investing activities	(4,580,916)	(156,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit loan	—	1,350,000
Proceeds from long-term borrowings	—	1,700,000
Payments on long-term borrowings	(52,049)	(4,987,968)
Net cash provided by (used in) financing activities	(52,049)	(1,937,968)

Net increase in cash and cash equivalents	12,088,519	2,821,051

CASH AND CASH EQUIVALENTS
Beginning	1,936,800	151,824
Ending	$14,025,319	$2,972,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$34,756	$107,585

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,102,324	$—
Construction in progress included in accrued expenses	2,621	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2013 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2013 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of June 30, 2014 and September 30, 2013.

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

Net income (loss) per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. There were no diluted units for the periods covered.

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

Note 2.    Revenue

Components of revenue are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Ethanol	$31,119,465	$30,669,126	$83,000,282	$98,809,452
Distillers Grains	6,958,254	9,373,499	24,802,780	34,171,509
Other	914,000	851,760	2,437,794	2,800,468
Total	$38,991,719	$40,894,385	$110,240,856	$135,781,429

Note 3.    Inventories

Inventories consist of the following as of:

	June 30, 2014	September 30, 2013

Raw materials, including corn, coal, chemicals and supplies	$3,209,805	$2,737,470
Work in process	929,105	1,063,759
Ethanol and distillers grains	1,396,706	1,540,970
Total	$5,535,616	$5,342,199

Note 4.    Revolving Credit Loan and Subsequent Event

The Company entered into a master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a monitored revolving credit loan for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $6,300,000 as of June 30, 2014). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2014. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of June 30, 2014 and September 30, 2013.

Subsequent to June 30, 2014, the Company amended and restated the revolving credit supplement with the financial institution. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2015.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt and Subsequent Event

Long-term debt consists of the following as of:

	June 30, 2014	September 30, 2013

Revolving term loan. (A)	$—	$—

Note payable to Iowa Department of Transportation. (B)	135,004	187,053
	135,004	187,053
Less current maturities	(26,437)	(52,049)
	$108,567	$135,004

(A)
The Company entered into a master loan agreement with a financial institution on August 21, 2012 and this agreement along with the following supplement was amended on April 17, 2013. One of the supplements of the agreement is a revolving term loan available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 4.00%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .60% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019.

Subsequent to June 30, 2014, the Company amended and restated the revolving term loan supplement with the financial institution. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.45%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly.

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement it held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a 4 year period with interest at 3.25%, due on October 10 of each year. As of June 30, 2014, $850,000 in principal payments have been made to Key with $850,000 remaining.

On January 10, 2013, the Company began originating its own corn purchasing.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The Company purchased corn from Key totaling $3,349,766 and $9,829,017 for the three and nine months ended June 30, 2014, respectively.  There were corn purchases of $10,084,927 and $73,106,359 for the three and nine months ended June 30, 2013.

As of June 30, 2014, the Company has several corn cash forward contracts with Key that will be delivered in July 2014. The corn commitment is for 758,142 bushels and totals $3,429,384. The Company has made miscellaneous purchases from Key amounting to $53,112 and $105,207 for the three and nine months ended June 30, 2014, respectively. There were miscellaneous purchases of $13,140 and $54,790, respectively for the three and nine months ended June 30, 2013. As of June 30, 2014 the amount due to Key is $262,186.

For the three and nine months ended June 30, 2014, the Company purchased corn totaling $6,492,536 and $12,870,130 from Heartland Co-op, a member of the Company. For both the three and nine months ended June 30, 2013, the Company purchased corn totaling $875,929 and $4,490,644 from Heartland Coop, respectively. The Company has a corn cash forward contract with Heartland Co-op that will be delivered in September 2014. The corn commitment is for 492,588 bushels and totals $2,152,997. The Company also has a corn basis forward contracts that will mature through May 2014 and total 10,000 bushels. As of June 30, 2014 the amount due to Heartland Co-op is $0.

For the three and nine months ended June 30, 2014, the Company purchased corn totaling $2,887,476 and $13,874,284 from Mid Iowa Cooperative, a member of the Company. For both the three and nine months ended June 30, 2013, the Company made corn purchases for $3,897,395 and $5,492,158, respectively. The Company has a corn cash forward contract with Mid-Iowa that will be delivered in July 2014 for 20,789 bushels and a commitment of $107,061. As of June 30, 2014 the amount due to Mid Iowa Cooperative is $15,448.

The Company purchased corn from other members totaling $2,049,447 and $7,153,250, respectively, for the three and nine months ended June 30, 2014. For both the three and nine months ended June 30, 2013, the Company purchased corn from several other members totaling $1,630,954 and $2,111,495, respectively. As of June 30, 2014, the Company entered into several corn cash forward contracts with several members representing 317,102 bushels and a corn commitment of $1,352,152. These contracts mature at various dates through February 2015. As of June 30, 2014 the amount due to other members is $159,517.

Note 7.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $31,161,822 and $83,776,013, respectively, for the three and nine months ended June 30, 2014. Revenues with this customer were $30,669,126 and $64,796,472, respectively, for the three and nine months ended June 30, 2013. Trade accounts receivable of $3,502,559 was due from the customer as of June 30, 2014.

The Company previously had an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. There were no revenues with this customer for both the three and nine months ended June 30, 2014. Revenues with this customer were none and $34,012,975, for the three and nine months ended June 30, 2013. There was no trade accounts receivable due from the customer as of June 30, 2014.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer were $6,958,254 and $9,223,317, respectively, for the three and nine months ended June 30, 2014, There were no revenues with this customer for the three and nine months ended June 30, 2013. Trade accounts receivable of $729,381 was due from the customer as of June 30, 2014.

The Company previously had an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. This agreement ended December 31, 2013. Revenues with this customer were $0 and $15,579,463, respectively for the three and nine months ended June 30, 2014. Revenues with this customer were $9,373,499 and $34,171,509, respectively for the three and nine months ended June 30, 2013.

The Company entered into an agreement on January 1, 2013 with an unrelated party to provide the coal supply for the ethanol plant. The agreement expires on January 1, 2015. The agreement is subject to a minimum purchase requirement. For the calendar year 2014 the estimated purchase commitment totals $2.7 million.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of June 30, 2014, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $4.67 million. These contracts mature at various dates through October 2014.

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

On December 19, 2013, the Company signed an agreement with ICM, Inc. for the procurement and installation of a package boiler and Regenerative Thermal Oxidizer (RTO) at the Company's ethanol facility. The purchase price is approximately $7 million. Approximately $4 million has been paid. The remaining balance of approximately $3 million will be paid as invoiced over the course of the completion of the project. October 2014 is the estimated completion date for the project.

On June 14, 2014, the Company entered into an agreement with an unrelated party for an oil separation process. The purchase price is approximately $2.4 million. The Company has paid $10,000 and there is approximately $983,000 included in Accounts Payable. The project is expected to be completed in February 2015.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2014	September 30, 2013
Derivative assets - primarily corn contracts	$1,052,214	$193,060
Derivative liabilities - corn contracts	(159,721)	(394,699)
Cash held by broker	623,624	633,115
Total	$1,516,117	$431,476

The effects on operating income from derivative activities is as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Decrease in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$(27,300)	$—	$(760,673)	$—
Unrealized gain (loss)	(15,057)	—	(15,057)	—
Total effect on revenue	(42,357)	—	(775,730)	—

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	380,099	(858,225)	158,376	132,491
Unrealized gain (loss)	904,512	502,613	907,550	79,750
Total effect on cost of goods sold	1,284,611	(355,612)	1,065,926	212,241

Total gain (loss) due to derivative activities	$1,242,254	$(355,612)	$290,196	$212,241

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

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

CME and NYMEX markets.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the over-the-counter markets.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,052,214	$1,052,214	$—	$—

Liabilities, derivative financial instruments	159,721	159,721	—	—

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$193,060	$193,060	$—	$—

Liabilities, derivative financial instruments	394,699	394,699	—	—

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

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 22, 2006. The ethanol plant is permitted to produce up to 57.7 million gallons of ethanol per year.

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

Executive Summary

Highlights for the three months ended June 30, 2014, are as follows:

•Total revenues decreased 4.7% or $1.9 million, compared to the 2013 comparable period.

•Total cost of goods sold decreased 28.3% or $11.9 million, compared to the 2013 comparable period.

•Net income increased by about $9.8 million to a net income of $7.8 million, compared to net loss of $2.0 million for the 2013 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2014		2013		2014		2013

Revenue	$38,992	100.0%	$40,894	100.0%	$110,241	100.0%	$135,781	100.0%
Cost of goods sold	30,197	77.4%	42,111	103.0%	95,773	86.9%	140,784	103.7%
Gross profit (loss)	8,795	22.6%	(1,217)	(3.0)%	14,468	13.1%	(5,003)	(3.7)%
General and administrative expenses	988	2.5%	752	1.8%	2,639	2.4%	2,418	1.8%
Operating income (loss)	7,806	20.1%	(1,969)	(4.8)%	11,829	10.7%	(7,421)	(5.5)%
Other net expense	(11)	—%	(40)	(0.1)%	(28)	—%	(127)	(0.1)%
Net income (loss)	$7,796	20.1%	$(2,009)	(4.7)%	$11,801	10.7%	$(7,548)	(5.4)%

Results of Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Revenues. Total revenues decreased by 4.7% for the three months ended June 30, 2014 from the three months ended June 30, 2013. While ethanol sales increased by1.6% sales from co-products decreased by 23.0% for the three months ended June 30, 2014 from the three months ended June 30, 2013. The change in ethanol revenue was a result of a 6.4% decrease in the price per gallon received more than offsetting a 8.4% increase in volume for the three months ended June 30, 2014, when compared to the three months ended June 30, 2013.

Sales from co-products decreased by 23.0% for the three months ended June 30, 2014 from the three months ended June 30, 2013. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in price generated the co-product decrease for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The average price per ton of dried distillers grain sold decreased by 17.8% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in dried distillers grains price is attributable to lower corn prices and the lower demand for distillers grains in the China market. Dried distillers grain sales volume decreased by 10.5% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Dried distillers grain tons sold decreased due to railcar constraints, which caused higher unit inventory levels, and reduced DDG yields during the three months ended June 30, 2014 from the three months ended June 30, 2013.

Cost of goods sold. Cost of goods sold decreased by 28.3% for the three months ended June 30, 2014 from the three months ended June 30, 2013. Costs decreased primarily due to lower corn costs, lower repairs and maintenance costs, and decreased DDG freight expense when compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 33.8% for the three months ended June 30, 2014 from the three months ended June 30, 2013. The three months ended June 30, 2014 corn costs also included a $1.3 million marked to market net gain for derivatives relating to corn costs, compared to a $.36 million loss in the same quarter for the prior year. Corn costs represented 71.2% of cost of goods sold for the three months ended June 30, 2014 compared to 75.2% for the three months ended June 30, 2013.

Repairs and maintenance costs decreased by 33.8% for the three months ended June 30, 2014 from the three months ended June 30, 2013. The decrease is due to a large combustor repair that occurred during a scheduled shutdown in the prior year.

Distillers grains freight decreased 100% for the three months ended June 30, 2014 from the three months ended June 30, 2013. The decrease is due to the change in distillers grains marketers. The new DDG marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in DDG sales.

Results of Operations for the Nine Months Ended June 30, 2014 as Compared to the Nine Months Ended June 30, 2013

Revenues. Revenues decreased by 18.8% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. There was a decrease in ethanol sales of 16.0% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. The average price per gallon of ethanol sold decreased 13.6% for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Ethanol sales volume decreased approximately 2.2% for the nine months ended June 30, 2014, when compared to the nine months ended June 30, 2013. The decrease in sales volume in 2014 is due to lower production resulting from an infection, maintenance issues, and railcar restraints.

Sales from co-products decreased by 26.3% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in price generated the co-product decrease for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The average price per ton of dried distillers grain sold decreased 21.7% for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume decreased by 8.5% for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. Dried distillers grain production decreased for the nine months ended June 30, 2014, due to decreased ethanol production rates during the nine months ended June 30, 2014. For the nine months ended June 30, 2014 reported sales for syrup, corn oil and CO2 decreased 13.0% from the nine months ended June 30, 2013. This was a result of the combination of decreased production and decreased prices from the nine months ended June 30, 2013.

Cost of goods sold. Cost of goods sold decreased by 32.0% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. Costs decreased primarily due to lower corn costs, lower ingredient costs, decreased coal usage, lower repairs and maintenance and reduced ethanol and distillers grains freight compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 38.0% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. The average price of corn per bushel declined 37.2% for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. The nine months ended June 30, 2014 corn costs also included a $1.1 million marked to market net gain for derivatives relating to future contracts, compared to a $.21 million gain in the same quarter for the prior year. Corn costs represented 70.9% of cost of goods sold for the nine months ended June 30, 2014 compared to 77.8% for the nine months ended June 30, 2013.

Ingredient costs decreased by 6.4% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. The decrease is due to a decrease in price for anhydrous, a decrease in the amount of antibiotics used, and a decrease in urea usage that resulted from a change in enzymes.

Coal costs decreased by 5.6% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013 . The decrease is due to four less days of production due to a scheduled shut in April 2014.

Ethanol freight decreased by 100% for the nine months ended June 30, 2014 from the nine months ended June 30, 2013. The decrease is due to a change in pricing for the ethanol contracts. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in ethanol sales.

Distillers grains freight decreased by 38.6% for the nine months ended June 30, 2014 from the nine months ended June 30, 2014. The decrease is due to the reduced sales volume of distillers grains sold as well as the change in distillers grains marketers. The new ethanol marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are a responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in distillers grains sales.

Risks, Trends and Factors that May Affect Future Operating Results

During the three months ended June 30, 2014, the ethanol industry experienced improved ethanol margins from the three months ended June 30, 2013 as a result of a combination of factors.

•Corn prices decreased substantially during the three months ended June 30, 2014 as a result of the near record United States corn crop in 2013. For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, the price per bushel paid was $4.56 and $7.57, respectively.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 ending corn stocks of over 1.6 billion bushels, suggesting stable to lower corn prices. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•Gasoline demand is currently lower than expected and ethanol inventories continue to be tight.

•Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2013, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover some of the risk involved with changing ethanol and distillers market prices. Lincolnway Energy continues to monitor the markets and attempts to provide for the adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented :

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2014	2013
Net cash provided by operating activities	$16,721,484	$4,915,899
Net cash used in investing activities	(4,580,916)	(156,880)
Net cash used in financing activities	(52,049)	(1,937,968)
Net increase in cash and cash equivalents	$12,088,519	$2,821,051

For the three months ended June 30, 2014, net cash provided by operating activities increased by $11.8 million, when compared to cash provided by operating activities for the three months ended June 30, 2013. The increase in cash provided by operating activities is primarily due to a $19.3 million increase in net income.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities increased by $4.4 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is due to payments to ICM, Inc. for the selective milling technology unit and the gas boiler/regenerative thermal oxidizer (RTO) capital project.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $1.9 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease is due to a decrease in debt and the corresponding payments for the three months ended June 30, 2014.

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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from existing cash, the current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital exceeded $20.2 million as of June 30, 2014 and is projected to be in the $18.0 to $21.0 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the June 30, 2014 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn, and coal price risk. Market risks related to these factors is estimated as the potential change in operating income resulting from a hypothetical 10% adverse change in the fair value of our ethanol price, corn cost, and coal cost as of June 30, 2014. The volumes are based on the expected use and sale of these commodities. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Cost per Unit	Hypothetical Adverse Change in Price as of June 30, 2014	Approximate Adverse Change to Operating Income
Corn	20,388,693	Bushels	$4.49	10%	$(9,154,523)
Coal	602,088	MMBTU	$4.62	10%	$(278,165)
Ethanol	57,700,000	Gallons	$1.93	10%	$(11,136,100)

During the quarter ended June 30, 2014, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.23 per bushel for June 2014 delivery to a high of $4.70 per bushel for June 2014 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2013 ranged from a low of $6.42 per bushel for June 2013 delivery to a high of $6.84 per bushel for June 2013 delivery.

During the quarter ended June 30, 2014, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $2.06 per gallon for June 2014 delivery to a high of $2.13 per gallon for June 2014 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2013 ranged from a low of $2.44 per gallon for June 2013 delivery to a high of $2.47 per gallon for June 2013 delivery.

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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended June 30, 2014 was $1,284,611, as opposed to the net loss of $355,612 for the three months ended June 30, 2013.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of July 18, 2014, Lincolnway Energy had corn coverage through approximately August 31, 2014. Lincolnway Energy continues to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is coal. Lincolnway Energy's cost per ton for coal under its current coal supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices, increase in transportation costs and the quality of coal.  Lincolnway Energy's coal costs will therefore vary, and the variations could be material.  Lincolnway Energy's coal costs for the three months ended June 30, 2014 and 2013 represented approximately 6% and 4%, respectively, of Lincolnway Energy's total cost of goods sold for that period.

Interest Rate Risk

Lincolnway Energy has two loan agreements that can expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement.

Lincolnway Energy has loan agreements with the following entities, with the principal balance and interest rates indicated:

	Principal Balance	Interest Rate
Lender:	As of June 30, 2014	As of June 30, 2014
Farm Credit - revolving credit loan	$—	3.90%

Farm Credit - revolving term loan	$—	4.15%

Iowa Department of Transportation	$135,004	2.11%

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

Subsequent to June 30, 2014, Lincolnway Energy amended its debt agreements. The revolving credit loan interest rate decreased from 3.75% to 3.25% and the revolving term loan interest rate decreased from 4.00% to 3.45%. The base for both the revolving credit loan and the revolving term loan is still one-month LIBOR. These are detailed in Notes 4 and 5 of the Notes to Financial Statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2014 through June 30, 2014.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of April 1, 2014 through June 30, 2014.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2014 through June 30, 2014 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2014 through June 30, 2014 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization.		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement.		8-K		3.2.1	3/6/2013
10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement.		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad.		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC.		10-Q	12/30/2012	10.19	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company.		10-Q	3/31/2013	10.21	5/15/2013
**10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller.		10-Q	3/31/2013	10.22	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.23	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.24	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.25	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.26	5/15/2013
*10.27	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC.		10-K/A	9/30/2013	10.27	4/23/2014
10.28	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.28	8/13/2014
10.29	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.29	8/13/2014
10.30	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.30	8/13/2014
10.31	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.31	8/13/2014
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.	E-1
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer.	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer.	E-3
32.2	Section 1350 Certification of Interim Chief Financial Officer.	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

August 13, 2014	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 13, 2014	By:	/s/ Neal Greenberg
Name: Neal Greenberg
Title: Interim Chief Financial Officer

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2014

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