Form 10-K
period 2014-09-30
Lincolnway Energy, LLC
filed 2014-12-19
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $39,639,928 as of March 31, 2014. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,004 book value per-unit as of March 31, 2014.  In determining this value, the registrant has assumed that all of its directors and its president and its chief financial officer are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2014 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2015 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2014

Certification of President and Chief Executive Officer	E-1
Certification of Chief Financial Officer	E-2
Section 1350 Certification of President and Director of Finance	E-3
Section 1350 Certification of Director of Finance	E-4

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

i

PART I

Item 1.    Business.

General Overview
Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, coal fired ethanol plant , converted to natural gas in November 2014, located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller's grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller's grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 9% to 14.5% above the nameplate production capacity. Lincolnway Energy produced at approximately14% over nameplate for the fiscal year ended September 30, 2014.

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

Lincolnway Energy and DDCE also entered into a Load Out Services Agreement. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. Lincolnway Energy has completed the construction of the tank and awaits for DDCE to complete the tie in to their aboveground pipeline.

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

Lincolnway Energy did not derive any revenue during the fiscal year ended September 30, 2014 from any customers located in any foreign country, and Lincolnway Energy did not have any assets located in a foreign country during that fiscal year.

Principal Products and Their Markets

Lincolnway Energy's principal products are fuel grade ethanol and distiller's grains.

Ethanol

Lincolnway Energy produces fuel grade ethanol from corn.  The ethanol can be used as a blend component/fuel additive in gasoline.  Ethanol increases the octane rating of gasoline and reduces vehicle emissions, primarily carbon monoxide.  Ethanol is supported by the Energy Independence and Security Act of 2007. Originally the Act mandated blending 14.4 billion gallons of corn ethanol in 2014.  The EPA later pulled their proposal and will re-look at the situation in 2015.

Lincolnway Energy entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. effective as of January 1, 2013. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy. Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the Agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The agreement has a two year term, and will be renewed for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current two year term. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy. On January 30, 2014, ECO Energy and Lincolnway Energy agreed to extend the agreement under substantially the same terms until December 31, 2015.

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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2014, however, by approximately 14%, with about 56,806,000 gallons of ethanol produced during that period, and with an average daily production of 163,236 gallons. This is a .6% increase from the prior fiscal year.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2015.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2014, 2013 and 2012 accounted for approximately 78%, 73% and 75% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2015 will account for approximately 80% of Lincolnway Energy's total revenues for that fiscal year.

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

Lincolnway Energy's output of distiller's grains was sold to Hawkeye Gold, LLC until December 31, 2013 under the Distiller's Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold. Lincolnway Energy and Hawkeye Gold mutually agreed to terminate the agreement. The termination was requested by Lincolnway Energy because Lincolnway Energy determined it was in the best interests of Lincolnway Energy to retain a different distiller’s grains marketer.

Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains. The fee for dried distiller's grains was a set percentage of the FOB plant price, but with both a specified maximum and minimum per short ton price. The fee for wet distiller's grains was also a set percentage of the FOB plant price, but with a specified maximum per short ton price.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013. The Agreement was effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The Agreement can be terminated after its initial term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The Agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy is dependent upon its distiller’s grains marketing agreement for the marketing and sale of Lincolnway Energy's distiller's grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Gavilon or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of distiller's grains are individuals or companies involved in dairy, beef or other livestock production.  Lincolnway Energy anticipates that approximately 7% of its distiller's grains will be locally marketed to nearby livestock producers, but Lincolnway Energy’s distiller’s grains marketer controls the marketing of all of Lincolnway Energy's distiller's grains.

Lincolnway Energy's primary means of shipping and distributing distiller's grain is by rail and truck.  Local livestock producers are also able to pick up distiller's grains directly from the ethanol plant.

Lincolnway Energy produced 150,392 tons of distiller's grains during the fiscal year ended September 30, 2014, or approximately 12,533 tons of distiller's grains per month.  The composition of the distiller's grains was approximately 6% wet distiller's grains and 94% dried distiller's grains. Dried distillers production decreased approximately 1% from the prior fiscal year.

Lincolnway Energy anticipates producing distiller's grains at a similar rate or higher during the fiscal year ending September 30, 2015.

Lincolnway Energy's revenues from the sale of distiller's grains during the fiscal years ended September 30, 2014, 2013 and 2012 accounted for approximately 20%, 25% and 23%, respectively, of Lincolnway Energy's total revenues during those periods.

Other Byproducts

There are other byproducts from the production of ethanol at a dry mill plant, primarily corn oil and carbon dioxide.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from the syrup that is generated in the production of ethanol. Lincolnway Energy had an agreement with FEC Solutions, L.L.C. , until October 1, 2014, under which FEC Solutions, L.L.C. purchased all of Lincolnway Energy's output of corn oil for resale by FEC Solutions, L.L.C. Lincolnway Energy paid FEC Solutions, L.L.C. a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil, but the fee was lowered or waived during some periods. Lincolnway Energy elected to terminate the agreement with FEC Solutions, L.L.C. on October 1, 2014, at which time Lincolnway Energy began marketing its corn oil.

Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 5,000 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy. Lincolnway Energy’s corn oil sales were approximately $2,700,000, $3,300,000 and $3,800,000 respectively, for the fiscal years ended September 30, 2014, 2013 and 2012, which represented less than 2% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's oil sales decreased approximately 20% during the fiscal year ended September 30, 2014 when compared to the prior fiscal year. The decrease was primarily due to equipment malfunctions and reduced market price.

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

EPCO is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy contemplates will be by truck.

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

Sources and Availability of Raw Materials

Corn is the primary raw materials that are utilized by Lincolnway Energy in the production of ethanol.  Corn is used to produce the ethanol. Coal was Lincolnway Energy's primary energy source for its ethanol plant until November of 2014 when Lincolnway Energy converted the plant to natural gas.

Corn

Lincolnway Energy estimates that it will utilize approximately 20,400,000 bushels of corn per year at its ethanol plant, or approximately 1,700,000 bushels per month, assuming production at a capacity of approximately 57,250,000 gallons of ethanol per year.

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

Lincolnway Energy is originating its corn needs in house and it is procuring its corn from various sources.

Lincolnway Energy purchased $90,497,107 of corn during the fiscal year ended September 30, 2014, and, respectively, $145,024,495 and $128,490,494 during the fiscal years ended September 30, 2013 and 2012.

Corn is delivered to Lincolnway Energy's ethanol plant by truck.

Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Coal

Lincolnway Energy's ethanol plant has been a coal fired plant.  Lincolnway Energy's ethanol plant utilized approximately 300 tons of coal per day.

Lincolnway Energy purchased approximately 98,007 tons of coal for $7.6 million during the fiscal year ended September 30, 2014, and, respectively, 102,000 and 99,000 tons of coal for $7.7 million and $7.2 million during the fiscal years ended September 30, 2013 and 2012.

Lincolnway Energy obtained all of its coal pursuant to an agreement between Lincolnway Energy and Williams Bulk Transfer.  The agreement allows Lincolnway Energy to purchase up to 105,000 tons of coal during calendar year 2014. The purchase price is a per ton price equal to the sum of the coal price and the transportation price, as those terms are defined in the agreement.  The coal price and the transportation price are subject to adjustment in various circumstances and based on various factors.  The adjustments include, for example, a fuel surcharge, a weighted adjustment based on various inflation indices and adjustments for BTU and sulpher dioxide content. Lincolnway Energy is required to pay a penalty in the amount specified in the agreement if Lincolnway Energy fails to purchase a minimum of 28,000 tons of coal in any calendar year.  The penalty is a per-ton fee at a specified percentage of the then current cost per ton of coal under the agreement. The agreement will expire by its terms on December 31, 2014.

All of the coal utilized by Lincolnway Energy was delivered by truck.  Lincolnway Energy has coal storage for approximately 6 days of continuous ethanol production.

During November of 2014, Lincolnway Energy began using natural gas as its primary energy source for its ethanol plant. Lincolnway Energy is also exploring the possibility of converting its combustor to burn biomass as its fuel source. The process is discussed in more detail in Item 7 of this annual report.

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

Lincolnway Energy constructed an additional rail spur during 2011.

Expansion Plans

Lincolnway Energy currently has no definite plans to expand its ethanol plant or to construct or acquire any additional ethanol plants.  Lincolnway Energy will, however, consider those matters as part of its ongoing operations and analysis of its business and the ethanol industry in general.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.    For example Lincolnway Energy used coal as the source for process heat energy during fiscal year 2014. There is currently a notable difference in cost structure between Lincolnway Energy versus the typical dry grind natural gas ethanol plant. This has put Lincolnway Energy at a cost disadvantage to other dry grind ethanol producers. Through collaboration between two entities and a natural gas line provider, Lincolnway Energy brought natural gas supply to Lincolnway Energy's plant. In addition to the cost benefits of running natural gas, Lincolnway Energy expects to realize other potential benefits such as reduced energy usage, reduced environmental compliance cost, and reduced fly ash disposal cost. Lincolnway Energy is also looking into burning biomass in the combustor.

Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies or to generate energy or other savings in ethanol distillers' grains or corn oil production.

Lincolnway Energy entered into a contract with ICM, Inc for the purchase and installation of Selective Milling Technology (SMT). Milling is a mechanical process to break the corn down into smaller particles so that it may be mixed with water and enzymes to further break the corn into usable sugars for fermentation. Lincolnway Energy currently uses hammer mills to mill the corn before it is sent to fermentation. With different components of the corn being of different hardness, the result is a grind of varying particle size. Therefore, Lincolnway Energy installed SMT for additional grinding of the harder portions of the corn. SMT is designed to further grind the harder portions of the corn, increasing access to starch and oil in the corn; with a goal of increasing oil recovery and starch conversion with reduced enzyme costs. This new technology was installed in April 2014.

Research and Development Activities

Lincolnway Energy is currently engaged in researching the feasibility of burning biomass in the combustor as an alternative energy source.

Competition

The ethanol industry and markets remain highly competitive even though new construction and expansion of ethanol plants in the United States slowed significantly during the last five years due to overall generally unfavorable credit and market conditions. As of January 2014, there were approximately 210 ethanol plants located in 28 different states in the U.S. with an ethanol production capacity of approximately 14.9 billion gallons per year. The annualized production of ethanol in the United States during 2013 was approximately 14.8 billion gallons. According to the Iowa Renewable Fuels Association, as of November 2014, Iowa had 42 ethanol plants in production, with a production capacity of approximately 3.8 billion gallons per year. Iowa produces nearly 25% of all ethanol produced in the United States. The United States is currently the world's top producer and consumer of fuel ethanol, and is also one of the largest exporters of fuel ethanol. World production was approximately 23 billion gallons in 2013. World production in 2012 and 2011 were approximately 28 billion gallons. Over 40 countries are now producing ethanol, including Brazil, Canada, China, India, Thailand, Columbia, Australia, Turkey, Pakistan, Argentina and various othe

r countries in the European Union and Central America. Many of those countries have also enacted renewable fuel use requirements.

The general economic and ethanol industry circumstances have varied the past two to five years, and have been difficult and adverse over much of that time. The industry has, however, continued to be volatile.

The drought during 2012 affected corn supplies and corn prices, and caused some plants to temporarily cease production.

Given that the Energy Independence and Security Act of 2007 increased the renewable fuels standard to 36 billion gallons of annual renewable fuel use by 2022 (up from the prior mandate of 7.5 billion gallons of annual use by 2012), it is likely that there may be some growth in the ethanol industry, both domestically and internationally, over the longer term; although most of that growth may be in cellulosic and advanced biofuels.

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

Many competitors will have greater production capacity, greater experience, more access to information and/or greater capital or other financial resources, any of which will make it difficult for Lincolnway Energy to compete with those competitors. For example, greater ethanol production may allow a competitor to market its ethanol or distiller's grains at lower prices than Lincolnway Energy. Lincolnway Energy believes there may be acquisitions and consolidations in the ethanol industry in 2015, and if those acquisitions and consolidations occur, they could lead to additional competitors with greater advantages over Lincolnway Energy. A competitor may also offer other products or services that are not offered by Lincolnway Energy, which may give the competitor an additional advantage over Lincolnway Energy.

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

The Energy Independence and Security Act of 2007 requires that 21 billion gallons of the new 36 billion gallon renewable fuels standard must come from advanced biofuels, with 16 billion gallons of that amount required to come from cellulosic ethanol by 2022. Research is therefore continuing regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Some of the cellulosic ethanol plants are working with the U.S. Department of Energy, and have received grant funds. Some of those plants could be characterized as "test" or "pilot" plants, but others are at larger productions levels. Although those plants have faced some financial and technological issues, cellulosic ethanol plants have been developed and Lincolnway Energy believes the production of ethanol from these types of sources will become economical. As discussed elsewhere in this annual report, DuPont Danisco Cellulosic Ethanol, LLC has purchased approximately 59 acres of real estate from Lincolnway Energy for the purpose of constructing a cellulosic ethanol plant on the real estate.

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

Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal or gas or using various other sources of energy. The other sources of energy include biomass and various forms of waste type products, such as woodwaste, tires, construction waste and other waste products. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

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

During January of 2014, Lincolnway Energy received from the Iowa Department of Natural Resources, a revised Title V operating permit.  This permit is a continuation of the process that began with the permit obtained on July 8, 2011.  This permit reduced the amount of compliance testing required in the previous permit but increases the day to day monitoring of the emissions control equipment.  The test reduction was given because Lincolnway Energy successfully showed compliance with the Iowa Department of Natural Resources emissions limits.  This new permit reduced the testing costs but increased the man hours required by Lincolnway Energy staff to track compliance.

The principal risks associated with the substantial governmental oversight and regulation of Lincolnway Energy and its business are discussed in Item 1A of this annual report, at "Lincolnway Energy's Operations Are Subject To Substantial and Extensive Governmental Laws and Regulations Which Restrict and Increase the Cost of Lincolnway Energy's Business".

Employees

As of November 30, 2014, Lincolnway Energy had 41 employees, with 4 open positions.

Item 1A.        Risk Factors.

Any of the following risks could significantly and adversely affect Lincolnway Energy's prospects, business, results of operations and financial conditions. The following risks are not the only risks Lincolnway Energy is subject to or may face, and they are not intended to be set fourth in order of materiality or significance.

Risks Relating to Lincolnway Energy and Its Business

The Economy And The Ethanol Industry Continue To Be Subject To Generally Difficult Market, Credit And Other Circumstances. The United States and many international economies are still facing difficult and uncertain economic circumstances. The United States and many international economic circumstances include higher unemployment, flat or falling profits or losses in some industries, volatile stock and other investment markets, individual and business failures and bankruptcies, significant deficit spending by governments, and uncertain business and consumer confidence.

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

There continues to be a substantial amount of political and economic uncertainty surrounding the budget deficit, debt ceiling and related budget and tax issues in the United States. It is not clear at this time what exact measures will be taken to address those various and complex issues, but substantial cuts in the federal budget and changes to the tax code, including the elimination of various tax incentives and deductions and higher tax rates, may occur. Some of the tax and other incentives that benefit the ethanol industry have already been eliminated or reduced, and some of the remaining incentives are being strongly challenged and could also be eliminated or reduced. Nearly all of the states are facing similar political, economic, budget and tax issues. The possible outcomes to, and effects of, all of those issues are very difficult to analyze or predict at this time, but there will almost certainly be some adverse effects, at least in some ways and for some period of time, on certain groups or sectors of the economy, and perhaps the economy as a whole. Many of the same issues are also being faced by Europe and many other regions and countries, all of which adversely affects the United States.

There is also uncertainty in the economy arising from continuing terrorism concerns, both in the United States and internationally, and the uncertainties and difficulties in Nigeria, Pakistan, Afghanistan, and the Middle East, including Israel, Syria, Iraq and Iran.

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

Lincolnway Energy Is Heavily Dependent On A Management Team And Certain Suppliers And Service Providers, But Could Lose Any Of Their Services At Any Time.  Lincolnway Energy is heavily dependent upon its core management team of its president and chief executive officer, director of finance, plant manager, commercial manager and plant engineer, as well as on the companies which provide corn to Lincolnway Energy and the companies which market Lincolnway Energy's ethanol and distiller's grains.  If any of those management team members or companies terminate their services or for any reason cease to provide services to Lincolnway Energy, Lincolnway Energy's business and operations could be adversely affected in a sudden and material way.  The services could be lost for reasons outside of anyone's control, such as death or disability.  The marketing companies may also be heavily dependent upon one or more key employees or other relationships, and the loss of any of those employees or relationships by a company could adversely affect the company's ability to continue to provide timely and quality services to Lincolnway Energy.

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

Lincolnway Energy's Potential Success Is Almost Exclusively Dependent On Ethanol Sales, And The Price Of Ethanol And Gasoline Can Vary Greatly And Are Beyond Lincolnway Energy's Control.  Although Lincolnway Energy's ethanol plant produces distiller's grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 78%, 73% and 75% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to the level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Some ethanol plants delayed opening or curtailed production due to the unfavorable market conditions which were in existence over the two to five year period preceding the date of this annual report. For example, the drought and corresponding substantial increase in corn prices during 2012, coupled with lower ethanol prices, led various ethanol plants to temporarily idle during parts of 2012. If drought or other unfavorable growing conditions occur again in an upcoming crop season, it could again greatly increase corn costs. If that were to occur again, some ethanol plants may again suspend operations, or fail, which could lead to further consolidations in the ethanol industry.

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

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies.  Lincolnway Energy's results of operations will be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. The prices of these commodities are volatile and beyond Lincolnway Energy's control.

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 77% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices would make ethanol uneconomical to produce and to use in the fuel markets. For example, corn prices began to rise significantly in approximately July, 2006 (when the cash corn price in Lincolnway Energy's local market area was approximately $2.09 per bushel) and generally continued to rise until mid-year 2008 (when the cash corn price in Lincolnway Energy's local market area reached approximately $7.15 per bushel). As another example, based on the projected increases in acreage for the 2012 crop year and the related projected increases in corn production based on historical yields, Lincolnway Energy had anticipated the possibility of lower corn prices. Instead, the widespread drought in the U.S. during 2012 greatly increased corn prices, with the cash corn price bid reaching $7.70 in November 2012. The cash corn price in Lincolnway Energy's local market area was approximately $7.58 per bushel as of November 30, 2012, as opposed to approximately $5.81 per bushel as of November 30, 2011 and $5.32 per bushel as of November 30, 2010. The corn price on the Chicago Mercantile Exchange daily futures ranged from a low of $5.50 per bushel to a high of $8.49 per bushel during Lincolnway Energy's fiscal year ended September 30, 2012, and from a low of $5.35 per bushel to a high of $7.60 per bushel during Lincolnway Energy's fiscal year ended September 30, 2011, and from a low of $3.25 per bushel to a high of $5.29 per bushel during Lincolnway Energy's fiscal year ended September 30, 2010. The corn price on the Chicago Mercantile Exchange daily futures ranged from a low of $3.20 per bushel to a high of $5.14 per bushel during Lincolnway Energy’s fiscal year ended September 30, 2014.

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

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as natural gas, electric and other energy costs. Lincolnway Energy's ethanol plant currently utilizes natural gas as its primary energy source, and Lincolnway Energy estimates that natural gas costs will, on average, make up approximately 4% of Lincolnway Energy's annual total operating costs. The prices for and availability of natural gas are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of natural gas would impair Lincolnway Energy's ability to produce ethanol, and increases in natural gas prices or changes in Lincolnway Energy's natural gas costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, natural gas and other inputs will adversely affect Lincolnway Energy's business, results of operation and financial position. For example, as noted above, Lincolnway Energy anticipated lower corn prices following the 2012 crop season, but the drought instead resulted in significantly higher corn prices. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy will experience periods during which the prices for ethanol and distiller's grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses, which could be material at times, and which will adversely affect Lincolnway Energy's financial condition.

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

Some of the factors and risks relate to the fact that the agricultural economy and the economy in general, and market prices and futures prices for oil, gasoline, ethanol, distiller's grains, corn oil, corn, natural gas and other inputs needed for Lincolnway Energy's ethanol operation, are all highly volatile and are influenced by many varying factors.  It is not possible to identify all possibly relevant factors, but some of the factors include the following and rumors or speculation about the following:

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

It is very likely that there will be further acts of terrorism in the United States and abroad, including the possibility of acts aimed at disrupting the economy or the markets or various industries or sectors within the markets.  For example, there has been speculation about possible acts of terrorism aimed at the energy, agricultural and food industries.  Any speculation or rumors about, or actual acts of, terrorism could cause immediate and substantial reactions in a wide range of the markets and industries and in the economy in general.  The continued uncertainty in Nigeria, Afghanistan, Pakistan and the Middle East also continues to create uncertainties and could cause adverse reactions in the oil and energy markets and in the markets and economy in general.

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

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy will likely attempt to minimize the effects of the volatility of natural gas, corn, ethanol, distiller's grains and other prices by entering into forward pricing contracts and taking positions in the futures markets. The primary intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy natural gas and corn and the price at which Lincolnway Energy can sell its ethanol or distiller's grains, but not all of the positions may be able to be properly categorized as being for hedging purposes.

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

Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake from time to time, and Lincolnway Energy may at times choose not to engage in any such transactions. As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of natural gas or corn or decreases in the price of ethanol or unleaded gasoline.

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

Some other areas where the ethanol industry had hoped for additional legislative or regulatory support were for credits or other forms of support for the installation and use of blender pumps or flex fuel vehicles capable of using ethanol blends in excess of 15% and up to 85%. No significant advancements have, however, been made in those areas and those areas are material issues for increasing the use of ethanol.

As noted above, the ethanol and biofuels industry has received substantial negative press as of late regarding the possible negative effects and side effects of ethanol and other biofuels production. Any negative public sentiment could lead to decreases in governmental support of the ethanol industry.

Another continuing regulatory or governmental support issue for the ethanol industry is the fact that current law and infrastructure effectively preclude the use of higher ethanol blends in conventional automobiles, sometimes referred to as the "blend wall." The prior permitted blend amount was E10. Advocates lobbied the EPA and Congress for years to increase the permitted percentage for all vehicles from anywhere to 12% to 20%, but the EPA elected in January 2011 to only permit E15 and only for use in automobiles with a model year of 2001 or newer and for flex fuel vehicles. The EPA's action was not viewed as significant to the ethanol industry because of the limitation on vehicles and because many retailers do not have the proper dispensing equipment needed in order to offer E15. There was substantial resistance to increasing the permitted ethanol blend percentage from 10% to 15%, and there is substantial resistance to any further increases over 15% from various groups, as further discussed below. No advancements were made on this issue during 2014.

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

As noted, two material legislative and regulatory risks to the ethanol industry are the possibility of the repeal of or reductions in, or further extensions for compliance with, the renewable fuels standards, and the possibility of no further increases in the permitted levels of ethanol blends in gasoline. Both of those areas are critical to both the current levels of use of ethanol and any possible future increases in, or demand for, the use of ethanol. There are industry and legislative proponents for altering those standards or eliminating those standards, and for there to be no further increases in the permitted levels of ethanol blends. For example, the American Petroleum Institute ("API") supports a repeal of the renewable fuels standards and is a strong advocate against any further increases in permitted levels of ethanol blends. The API has a strong lobby, and there is some growing support among some legislators for its positions. For example, bills were proposed during the first quarter of 2013 to ban ethanol blends above 10%, to repeal the renewable fuels standards and to repeal the corn based ethanol requirements of the renewable fuels standards. The API has an aggressive lobbying, media and public relations campaign advocating the repeal of the renewable fuels standards. The 2012 drought and the resultant increase in corn costs are some of the factors pointed to as reasons to discontinue support for the ethanol and renewable fuels industries, based on an argument that those industries increase corn costs, and thereby food costs and costs to the livestock industry. The American Fuel & Petrochemical Manufacturers, AAA (the driving club), the restaurant industry, the livestock industry and various consumer, environmental and trade groups have also come out in support of a repeal of, or a reduction in, the renewable fuels standards and against increases in the permitted levels of ethanol blends. The API and other advocates also point to increased U.S. production of oil and the recent discoveries of additional domestic gas and oil resources as warranting rethinking federal policies on renewable fuels, including the renewable fuels standards. Some experts estimate that the U.S. can become self sufficient in oil production, or in conjunction with Canada and Mexico, and an oil exporter, given the recent ability to tap into domestic oil sources that previously could not be utilized efficiently due to technological limitations.

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

The EPA has the authority to make adjustments to the annual renewable fuels standards blending requirements and to grant waiver requests from those requirements. The EPA has received various waiver requests in the past and the EPA exercised its authority to adjust the renewable fuels standards in the past, including by adjusting the requirements for cellulosic ethanol. The EPA’s past actions on this issue have not generated substantial or material concerns for the ethanol industry because the past actions were limited to cellulosic ethanol and there have been delays in the advancement of cellulosic technology and plants. The EPA’s proposal for the 2014 renewable fuels standards levels, and its reasoning for those levels, has, however, created material concerns and issues for the ethanol and biofuel industry.

The EPA issued its proposal for the 2014 standards on November 15, 2013, and under the proposal biofuels blending would see nearly across the board reductions from the levels otherwise required under the renewable fuels standards. As two examples, under the proposal, the EPA would require 15.21 billion gallons of total renewable fuel, as opposed to the 18.15 billion gallons otherwise required under the standards, and 17 million gallons of cellulosic biofuel, as opposed to the 1.75 billion gallons otherwise required under the standards. The EPA proposal also lowered the standard for conventional biofuel, which includes corn-based ethanol. The proposal would require 13.01 billion gallons of conventional biofuel, as opposed to the 13.8 billion gallon level that had been set for 2013 and the 14.4 billion gallons otherwise required by the standards. In the end, the EPA pulled their proposal and will re-look at the situation in 2015.

The EPA cited various reasons in support of its proposal, including the ethanol 10% blend wall being reached, infrastructure concerns, and lack of sufficient growth in ethanol and biofuel use.

The EPA has still not issued its final proposal, but the EPA's initial proposal is a potentially significant setback for the ethanol and biofuels industry not only currently but also longer term because of the reasoning utilized by the EPA and the potential trend the proposal might evidence in the governments view and future approach for the renewable fuels standards and ethanol and biofuel in general. The EPA has appeared to accept the positions of the API and other advocates against ethanol in setting the levels in the EPA’s proposal, and the end result desired by those advocates is the repeal of the renewable fuels standards and of any other governmental support for ethanol and biofuel blended fuels.

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

Ethanol and biofuel advocates have challenged the EPA’s proposal, including based on the grounds that the EPA does not have the statutory authority to consider the basis alleged by the EPA as support for the various parts of the EPA’s proposal and that the EPA’s analysis is not correct in any event.

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

Interruptions In The Supply Of Water, Electricity, Natural Gas Or Other Energy Sources Or Other Interruptions In Production Would Have An Adverse Effect On Lincolnway Energy's Ethanol Plant.  Interruptions in the supply of water, electricity, natural gas or other energy sources at Lincolnway Energy's ethanol plant would have a material adverse impact on operations, and could require Lincolnway Energy to halt production at the ethanol plant.

Interruptions in or the loss of the supply of water, electricity, natural gas or other energy sources could occur, for example, because of software or other computer problems at the ethanol plant or at the plants of the suppliers of the water, electricity, natural gas or other energy.  Lincolnway Energy's and any suppliers' use of its software and other computer systems will be subject to attack by computer hackers, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier.

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

Some competitors operate their ethanol plant and produce ethanol using different sources of energy or using various other sources of energy. The other sources of energy include various forms of waste type products such as wood, tires, construction waste and manure. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.

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

Item 2.    Properties.

Lincolnway Energy's office and its ethanol plant are located on approximately 64 acres in Nevada, Iowa.  Lincolnway Energy owns the real estate and its office and ethanol plant, but all of those properties are subject to mortgages and security interests held by Lincolnway Energy's lenders.

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

Lincolnway Energy leases 105 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has two leases for the hopper rail cars that will expire in October 2016 and June 2019. Lincolnway Energy also leases 160 tank rail cars that are used for transporting ethanol. The scheduled term of the leases goes to September 2016 for 100 cars, March 2019 for 15 cars, March 2020 for 15 cars and June 2021 for 30 cars.

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

On May 3, 2010, Lincolnway Energy was sued by GS CleanTech Corporation ("CleanTech"), a wholly owned subsidiary of GS (Green Shift) CleanTech Corporation. The lawsuit involves claims by CleanTech that it owns proprietary rights related to methods for the separation of corn oil from the by-product stream of the dry mill ethanol manufacturing process, and post-oil removal processing methods. The lawsuit was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036, and alleged infringement of United States Patent No. 7,601,858. Additional patents were subsequently asserted by CleanTech against Lincolnway Energy.

Shortly after the case was filed, CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary (the "MDL Panel"), and was successful in having Lincolnway Energy's case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The Multi-District Litigation ("MDL") proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems Patent Litigation, and has been assigned the following case number by the Court: Master Case No.: 1:10-ml-2181-LJM-DML. The Order by the MDL Panel operated to join multiple defendants from differing actions into the consolidated MDL proceeding. Lincolnway Energy has joined with these defendants, consisting of a number of other ethanol manufacturers as well as ethanol process equipment manufacturers, in defending the claims asserted by CleanTech.

The MDL defendants collectively filed Motions for Summary Judgment asserting that each did not infringe the patents-at-issue and, further, that said patents are invalid. On November 13, 2014, the US District Court released its Ruling & Order on Summary Judgment. The Court held that Lincolnway Energy did not infringe the patents-at-issue and further ruled that said patents are invalid and, thus, unenforceable against Lincolnway Energy. The Court also denied CleanTech's Motion for Summary Judgment of Infringement and Enforceability against Lincolnway Energy.

There are remaining claims of inequitable conduct of CleanTech and its attorneys as well as counterclaims filed by various of the MDL defendants. Once these issues are determined, a final judgment against CleanTech will be entered, at which time CleanTech has announced that it will appeal the unfavorable determinations to the U.S. Court of Appeals for the Federal Circuit.

Lincolnway Energy was successful on the Motion For Summary Judgment as noted above, but given CleanTech's stated intention to appeal, Lincolnway Energy is unable as of the date of this annual report to determine the ultimate likelihood of an unfavorable outcome or the amount or range of possible loss or whether the lawsuit will have a material adverse affect on Lincolnway Energy. The lawsuit has, however, increased Lincolnway Energy's legal costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2014, which were held of record by 950 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy did not issue any units during the fiscal year ended September 30, 2014.

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

Lincolnway Energy has declared seven distributions since Lincolnway Energy was organized in May 2004.  The first distribution was declared in November 2006 and was in the amount of $150 per unit, resulting in an aggregate distribution of $6,428,850.  The second distribution was declared in May 2007, and was in the amount of $200 per unit, resulting in an aggregate distribution of $8,409,800.  The third distribution was declared in November 2007, and was in the amount of $125 per unit, resulting in an aggregate distribution of $5,256,125.  The fourth distribution was declared in May 2008, and was in the amount of $75 per unit, resulting in an aggregate distribution of $3,153,675.  The fifth distribution was declared in February 2010, and was in the amount of $50 per unit, resulting in an aggregate distribution of $2,102,450. The sixth distribution was declared in February 2012, and was in the amount of $25 per unit, resulting in an aggregate distribution of $1,051,225. The seventh distribution was declared December 8, 2014 and was in the amount of $325 per unit, resulting in an aggregate distribution of $13,665,925.

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

None of Lincolnway Energy's units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Securities Exchange Act of 1934) of Lincolnway Energy during the period of July 1, 2014 to September 30, 2014. As of the date of this annual report, Lincolnway Energy did not have any publicly announced plans or programs with respect to purchases of its units.

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2014, 2013, 2012, 2011 and 2010 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2014	2013	2012	2011	2010
Revenue	$147,334,193	$182,469,541	$169,567,374	$173,951,126	$114,373,268
Cost of goods sold	125,501,344	186,301,560	171,827,633	169,817,362	106,744,081
Gross profit (loss)	21,832,849	(3,832,019)	(2,260,259)	4,133,764	7,629,187
General and administrative expenses	3,771,961	3,224,382	2,955,565	2,649,796	2,440,390
Gain on sale of property	—	—	(489,664)	—	—
Contract settlement fee	—	—	1,700,000	—	—
Operating income (loss)	18,060,888	(7,056,401)	(6,426,160)	1,483,968	5,188,797
Other (expense)	(34,360)	(155,791)	(230,608)	(583,919)	(826,339)
Net income (loss)	$18,026,528	$(7,212,192)	$(6,656,768)	$900,049	$4,362,458

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$428.70	$(171.52)	$(158.31)	$21.40	$103.75
Cash distributions per unit	$—	$—	$25.00	$—	$50.00

Balance Sheet Data:	2014	2013	2012	2011	2010
Working Capital	$25,489,532	$8,991,957	$12,327,668	$10,403,670	$11,493,635
Net Property Plant & Equipment	31,991,348	30,865,651	$37,246,286	$44,693,362	$49,821,446
Total Assets	62,747,637	44,998,730	$54,001,124	$61,198,788	$65,898,900
Long-Term Obligations	1,881,851	2,435,004	$5,149,053	$3,188,021	$9,859,711
Members' Equity	56,245,652	38,219,124	$45,431,316	$53,139,309	$52,239,260
Book Value per Member Unit	$1,338	$909	$1,080	$1,264	$1,242

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

Overview

Lincolnway Energy is an Iowa limited liability company that operated as a dry mill, coal fired ethanol plant located in Nevada, Iowa. Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains since May 22, 2006. The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers' grains per year. The ethanol plant produced 56,806,386 gallons of ethanol and 150,392 tons of distillers' grains during the fiscal year ended September 30, 2014. Lincolnway Energy had a planned shut down during the months of October 2013 and April 2014 to complete routine maintenance work.

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

Lincolnway Energy's output of distiller's grains was sold to Hawkeye Gold, LLC under a Distiller's Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold, LLC. Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller's grains and wet distiller's grains. The fee for dried distiller's grains was a set percentage of the FOB plant price, but with both a specified maximum and a minimum per short ton price. The fee for wet distiller's grains was also a set percentage of the FOB plant price, but with a specified maximum per short ton price. The Distiller's Grains Marketing Agreement was terminated effective on December 31, 2013.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC on December 2, 2013. The Agreement was effective on January 1, 2014. Under the Agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon is required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The Agreement can be terminated after its initial term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The Agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol. FEC Solutions, L.L.C (FECS) purchased all of Lincolnway Energy's output of corn oil for resale by FECS pursuant to an agreement that became effective on October 13, 2008. Lincolnway Energy paid FECS a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil, but the fee was lowered or waived during some periods. The agreement was terminated on October 1, 2014. Lincolnway Energy now markets its own corn oil.

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

Comparison of Fiscal Years Ended September 30, 2014 and 2013

Statements of Operations Data:	2014		2013
	Amount	%	Amount	%
Revenues	$147,334,193	100.0%	$182,469,541	100.0%
Cost of goods sold	125,501,344	85.2%	186,301,560	102.1%
Gross profit (loss)	21,832,849	14.8%	(3,832,019)	(2.1)%
General and administrative expense	3,771,961	2.6%	3,224,382	1.8%
Operating income (loss)	18,060,888	12.2%	(7,056,401)	(3.9)%
Interest expense	(55,163)	—%	(160,068)	(0.1)%
Interest income	20,803	—%	4,277	—%
Net income (loss)	$18,026,528	12.2%	$(7,212,192)	(4.0)%

Revenues from operations for the fiscal year ended September 30, 2014 were approximately $147.3 million, consisting of $114.3 million of ethanol sales (net of hedging activity) (77.6%), $29.8 million in distiller's grains sales (20.2%) and $3.2 million of corn oil, syrup and CO2 sales (2.2%).  Revenues decreased in fiscal year 2014 by approximately 19.3%, when compared to the fiscal year 2013. The decrease in revenues for the fiscal year ended September 30, 2014 resulted from a 0.5% decrease in ethanol sales volume, a 13.6% decrease in average price for ethanol, a 3.7% decrease in distiller's grains sale volume, and a 20.7% decrease in average price per distiller's grains tons as compared to the previous fiscal year Ethanol prices are highly correlated with the price of corn and the drop in ethanol prices was due to the drop in the underlying corn prices for the fiscal year ended September 30, 2014. Management believes the decrease in the price for distiller's grains is a result of the collapse of the market for these grains in China.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2014 totaled approximately $125.5 million, which was a decrease of 32.6% when compared to fiscal year 2013.  The decrease in cost of goods sold for the 2014 fiscal year is primarily due to a 37.9% decrease in the average cost of corn per bushel compared to fiscal year 2013.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs including hedging activity for the fiscal year ended September 30, 2014 totaled approximately $88.4 million, compared to $145.6 million for fiscal year 2013. There were 246,000 more bushels ground due to an increase in production during fiscal year 2014 while the average cost of corn per bushel decreased 37.9%. The decrease in corn price is partially attributed to a surplus crop in 2013 and an expected near record yield for 2014. Ethanol yields improved slightly for fiscal year 2014 compared to 2013. Corn hedging activity includes a combined unrealized and realized net gain of $3.0 million from derivative instruments compared to a $1.0 million combined unrealized and realized net gain for fiscal year 2013.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 70.3% of cost of goods sold for the fiscal year ended September 30, 2014, compared to 77.1% of costs of goods sold for fiscal year 2013.

Lincolnway Energy anticipates continued volatility in Lincolnway Energy's corn costs due to the timing of the change in value of the derivative instruments relative to the cost and use of the corn being hedged.

Energy costs for the fiscal year ended September 30, 2014 totaled approximately $10.7 million, or 8.6% of cost of goods sold, compared to $10.8 million, or 5.8% of cost of goods sold, for the 2013 fiscal year.  Energy costs consist of coal costs, electricity and propane costs.  For the fiscal year ended September 30, 2014, Lincolnway Energy purchased 98,007 tons of coal at an approximate total cost of approximately $8.0 million, compared to approximately 102,000 tons at an approximate cost of $7.7 million for fiscal year 2013. Electricity and propane costs amounted to approximately $2.8 million, an increase of $.02 million from fiscal year 2013. The decrease in energy costs are due to a decrease in production days in 2014.

Ingredient costs for the fiscal year ended September 30, 2014 totaled approximately $7.5 million, or 6.1% of cost of goods sold, compared to $7.9 million, or 4.9% of cost of goods sold, for the 2013 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. The decrease in ingredient costs is primarily due to a decrease in the price for anhydrous and a decrease in urea usage that resulted from a change in enzymes.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.8 million, or 4.6% of cost of goods sold, for the fiscal year ended September 30, 2014, compared to $5.9 million, or 3.2% of cost of goods sold, for fiscal year 2013. This minimal decrease in cost is due to the decrease in repair and maintenance cost and supplies.

Depreciation totaled approximately $6.9 million, or 5.6% of cost of goods sold, for the fiscal year ended September 30, 2014, compared to $7.1 million, or 3.8% of cost of goods sold, for fiscal year 2013.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $5.9 million, or 4.7% of cost of goods sold, during the fiscal year ended September 30, 2014, compared to $9.8 million, or 5.3% of cost of goods sold, for fiscal year 2013.  The decrease is due to Lincolnway Energy's change in ethanol marketers on January 1, 2013. The new ethanol marketer sells all of ethanol gallons at a FOB price. No expenses for freight are passed on to Lincolnway Energy with the new marketer.

General and administrative expenses totaled approximately $3.8 million during the fiscal year ended September 30, 2014, compared to $3.2 million for fiscal year 2013. The $.6 million increase is due to employee bonuses which were not accrued or paid in fiscal year 2013.

Comparison of Fiscal Years Ended September 30, 2013 and 2012

Statements of Operations Data:	2013		2012
	Amount	%	Amount	%
Revenues	$182,469,541	100.0%	$169,567,374	100.0%
Cost of goods sold	186,301,560	102.1%	171,827,633	101.3%
Gross loss	(3,832,019)	(2.1)%	(2,260,259)	(1.3)%
General and administrative expense	3,224,382	1.8%	2,955,565	1.7%
(Gain) on sale or disposal of property and equipment	—	—%	(489,664)	(0.3)%
Contract Settlement fee	—	—%	1,700,000	1.0%
Operating loss	(7,056,401)	(3.9)%	(6,426,160)	(3.7)%
Interest expense	(160,068)	(0.1)%	(237,565)	(0.1)%
Other income-interest	4,277	—%	6,957	—%
Net loss	$(7,212,192)	(4.0)%	$(6,656,768)	(3.8)%

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

Corn costs excluding hedging activity for the fiscal year ended September 30, 2013 totaled approximately $145.6 million, compared to $129.1 million for fiscal year 2012. The corn cost increase is partially attributed to tight corn supply caused by the drought that the U.S. experienced in the summer of 2012. Ethanol yields stayed relatively neutral from fiscal year 2013 compared to 2012. Corn hedging activity includes a combined unrealized and realized net gain of $1.1 million from derivative instruments compared to a $1.0 million combined unrealized and realized net loss for fiscal year 2012.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 77.6% of cost of goods sold for the fiscal year ended September 30, 2013, compared to75.9% of costs of goods sold for fiscal year 2012.

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

Ingredient costs for the fiscal year ended September 30, 2013 totaled approximately $7.9 million, or 4.2% of cost of goods sold, compared to $7.0 million, or 4.1% of cost of goods sold, for the 2012 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. Denaturant costs (natural gasoline) increased $.3 million for the fiscal year ended September 30, 2013 compared to fiscal year 2012.  This increase is a result of a 1.4% increase in ethanol gallons produced for the fiscal year ended September 30, 2013 compared to fiscal year 2012. Enzyme costs increased $.3 million or 16.9% for the fiscal year ended September 30, 2013 compared to fiscal year 2012. The alpha enzyme previously used in production became unavailable so a different enzyme had to be purchased at a higher price. A new enzyme additive was also introduced into our process to gain efficiencies in fermentation and reduce the amount of cleaning chemicals needed. The introduction of this additive contributed to a $.2 million decrease in process chemical cost in the 2013 fiscal year. Fermentation chemicals increased $.4 million or 19% for the fiscal year ended September 30, 2013 compared to fiscal year 2012. Antibiotics were increased to fight infections.

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

Corn
In 2014 corn values completed the 2 year bear market that commenced after the drought of 2012. Prices were on the defensive from planting through harvest as generous rains in virtually all growing areas ensured a record yield. The consistently favorable weather brought forth steady country corn selling and cash basis was relatively subdued and benign until the end of the growing season. But at under 10% of use, ending 2013/14 corn stocks proved very tight when late season rains delayed harvest. With the record yield reported by USDA at above 173.4 bushels per acre, futures prices were unable to rally, and basis rose precipitously to bring forth supply. But with a record supply well in excess of 15 billion bushels and the USDA carryout forecast at 2 billion bushels, or 15% of usage, management expects relatively stable corn futures and basis for the first half of 2015. Weather must be favorable in 2015 however, as significant national corn acreage reductions and increased local feed demand in our area could quickly force prices higher if weather doesn’t cooperate during the 2015 growing season.

Ethanol
As we complete 2014 the high margins of the past 15 months have at last brought forth a record pace of ethanol production and at times a weakening margin environment in the US ethanol industry. The high margins had been driven by steady domestic gasoline demand, low imports and sizeable exports. Despite increased production, the extremely low summertime stocks of ethanol have been very slow to rebuild, and we end 2014 with strong margins nearby and the weakest margins in 2 years forward.
But the forward environment for the US ethanol industry is very much in question as we enter 2015. Organic capacity growth, the reopening of virtually all shuttered ethanol production capacity and record feedstock supplies ensure record production. Imports should remain nil and exports may falter with much cheaper petroleum. But that same cheap petroleum has sown the seeds of potential demand expansion in our domestic market. Gasoline demand has expanded significantly in recent months with the 35% reduction in pump prices. 93% of US ethanol production is consumed at home. Where domestic demand finally settles in will determine if the industry is able to maintain a strong margin environment. We expect a volatile first quarter of 2015, and a weakening environment moving through 2015.

Other/Regulatory/Governmental

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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2014 and 2013 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn contracts and as a component of revenue in the case of ethanol sales.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Forward contracts may also be subject to lower of cost or market assessments. In the valuation of inventories and forward contracts, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

For the years ended September 30, 2014 and 2013, Lincolnway Energy did not have any lower of cost or market inventory adjustments.

Off-Balance Sheet Arrangements

Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources

On September 30, 2014, Lincolnway Energy had $23.0 million in cash and equivalents and approximately $13.4 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distillers grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2014 and 2013:

	Year ended September 30,
	2014	2013
Net cash provided by operating activities	$29,223,046	$6,486,339
Net cash (used in) investing activities	(8,129,409)	(1,213,395)
Net cash (used in) financing activities	(52,049)	(3,487,968)

For the fiscal year ended September 30, 2014, cash provided by operating activities was $29.2 million, compared to cash provided by operating activities of $6.5 million for the fiscal year ended 2013. The $22.5 million increase is due primarily to the Company's increase in net income.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $6.7 million for the fiscal year ended September 30, 2014, when compared to the fiscal year ended 2013.  The increase is primarily due to several capital projects started or completed in fiscal year 2014.

Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash used in financing activities decreased by $3.4 million for the fiscal year ended September 30, 2014, w hen compared to the fiscal year ended 2013.  The decrease is due to less payments on the CoBank credit line for the fiscal year ended September 30, 2014 compared to the 2013 fiscal year.

  Lincolnway Energy anticipates keeping cash balances at an acceptable level that will meet covenants and allow it to continue with several capital projects.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $19.5 million available on its revolver term and term loan agreements.

As of September 30, 2014, Lincolnway Energy was in compliance with all covenants in its loan agreements with CoBank.

Loans and Agreements

Lincolnway Energy entered into a Master Loan Agreement on June 1, 2014 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA, along with various related supplements and collateral related agreements and documents. CoBank, ACB has a participation interest in the underlying loans and serves as administrative agent for the loans, and is therefore also a party to some of the agreements and documents.

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

Another supplement entered into pursuant to the Master Loan Agreement is a monitored revolving credit loan for $8.5 million. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement ($2.4 million as of September 30, 2014). Lincolnway Energy will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the loan, on November 1, 2019. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

The final supplement entered into pursuant to the Master Loan Agreement is a revolving credit loan for $3.1 million. The purpose of the loan was to allow Lincolnway Energy to open an irrevocable letter of credit for its account.

The loans are secured by first priority liens created by security agreements and mortgages covering all of Lincolnway Energy's assets and properties, including Lincolnway Energy's inventory, receivables, plant, real estate and commodity trading accounts.

Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and interest at 2.11% per annum began to accrue on January 1, 2007.  Payments began on July 1, 2007.  The remaining loan balance on the Department of Transportation loan was $135,004 as of September 30, 2014. Principal payments will be made semiannually through January 2017.

Lincolnway Energy leases 105 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has two leases for the hopper rail cars that will expire in October 2016 and June 2019. Lincolnway Energy also leases 160 tank rail cars that are used for transporting ethanol. The scheduled term of the leases goes to September 2016 for 100 cars, March 2019 for 15 cars, March 2020 for 15 cars and June 2021 for 30 cars.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2014:

			Payment Due By Period
		Less than	Two to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years
Long Term Debt	$135,004	$53,153	$81,851	$0
Interest on Obligation of Long-Term Debt 1	4,012	2,570	1,442	—
Irrevocable letter of credit fees	315,000	107,000	148,000	60,000
Settlement Payable	425,000	425,000	—	—
Operating Lease Obligations	8,359,021	2,200,350	3,617,161	2,541,510
Capital Project Commitments	3,102,028	3,102,028	—	—
Total	$12,340,065	$5,890,101	$3,848,454	$2,601,510
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

Lincolnway Energy has loan agreements,including an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2014
Farm Credit - revolving credit loan	$—
Farm Credit - revolving term loan	—
Farm Credit - revolving credit - letter of credit *	—
IA Department of Transportation	135,004
* Letter of credit issued is $3,100,000	$135,004

The interest rate under the IA Department of Transportation loan agreement is fixed at 2.11%.  The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.20%, adjusting weekly. The interest rate on the Farm Credit revolving term loan and revolving credit is a variable interest rate based on the one-month LIBOR index plus 3.45% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.

Lincolnway Energy does not anticipate any material increase in interest rates during 2015.

Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and natural gas. The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains. The prices for ethanol, distillers' grains, corn and natural gas are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers' grains are declining, but the price Lincolnway Energy pays for its corn, natural gas and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

During the fiscal year ended September 30, 2014, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.20 per bushel in September 2014 to a high of $5.14 per bushel in April 2014. During the fiscal year ended September 30, 2013, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.415 per bushel in September 2013 to a high of $7.605 per bushel in October 2012.

During the fiscal year ended September 30, 2014, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.59 per gallon in September 2014 to a high of $3.46 per gallon in March 2014. During the fiscal year ended September 30, 2013, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.617 per gallon in September 2013 to a high of $2.256 per gallon in October 2012.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2014 was a gain of $2,981,107, as compared to a gain of $1,041,427 for the fiscal year ended September 30, 2013, and a loss of $1,000,438 for the fiscal year ended September 30, 2012. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2014 was a loss of $578,981, as compared to a gain of $12,550 for the fiscal year ended September 30, 2013, and a loss of $7,308 for the fiscal year ended September 30, 2012.

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

[THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2014 and 2013, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Des Moines, Iowa
December 19, 2014

Lincolnway Energy, LLC

Balance Sheets
September 30, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,273	$250
Cash equivalents - repurchase account	22,948,115	1,936,550
Derivative financial instruments (Notes 9 and 10)	487,078	431,476
Trade and other accounts receivable (Note 8)	1,543,599	5,300,204
Inventories (Note 3)	4,738,106	5,342,199
Prepaid expenses and other	362,495	325,880
Total current assets	30,109,666	13,336,559

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	81,268,966	79,559,692
Construction in progress	7,854,739	1,185,662
Office furniture and equipment	402,406	409,730
	98,095,947	89,724,920
Accumulated depreciation	(66,104,599)	(58,859,269)
	31,991,348	30,865,651
OTHER ASSETS
Financing costs, net of amortization of $375,522 and $340,453	96,439	131,508
Other	550,184	665,012
	646,623	796,520
	$62,747,637	$44,998,730

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2014 and 2013

	2014	2013
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,111,296	$2,313,615
Accounts payable, related party (Note 7)	717,554	554,478
Current maturities of long-term debt (Note 5)	53,153	52,049
Current settlement payable, related party (Note 7)	—	425,000
Accrued expenses	1,738,131	999,460
Total current liabilities	4,620,134	4,344,602

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	81,851	135,004
Settlement payable, net of current amount, related party (Note 7)	425,000	850,000
Deferred revenue	925,000	1,000,000
Other	450,000	450,000
Total noncurrent liabilities	1,881,851	2,435,004

COMMITMENTS AND CONTINGENCY (Notes 6, 8 and 12)

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	17,255,547	(770,981)
	56,245,652	38,219,124
	$62,747,637	$44,998,730

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
Revenues (Notes 1 and 8)	$147,334,193	$182,469,541	$169,567,374

Cost of goods sold (Notes 7 and 8)	125,501,344	186,301,560	171,827,633

Gross profit (loss)	21,832,849	(3,832,019)	(2,260,259)

General and administrative expenses	3,771,961	3,224,382	2,955,565
(Gain) on sale or disposal of property and equipment	—	—	(489,664)
Contract settlement fee (Note 7)	—	—	1,700,000
Operating income (loss)	18,060,888	(7,056,401)	(6,426,160)

Other income (expense):
Interest income	20,803	4,277	6,957
Interest expense	(55,163)	(160,068)	(237,565)
	(34,360)	(155,791)	(230,608)

Net income (loss)	$18,026,528	$(7,212,192)	$(6,656,768)

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$428.70	$(171.52)	$(158.31)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2014, 2013 and 2012

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2011	$38,990,105	$14,149,204	$53,139,309
Net loss	—	(6,656,768)	(6,656,768)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, September 30, 2012	38,990,105	6,441,211	45,431,316
Net loss	—	(7,212,192)	(7,212,192)
Balance, September 30, 2013	38,990,105	(770,981)	38,219,124
Net income	—	18,026,528	18,026,528
Balance, September 30, 2014	$38,990,105	$17,255,547	$56,245,652

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,026,528	$(7,212,192)	$(6,656,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,465,338	7,760,954	7,850,854
(Gain) on sale or disposal of property and equipment	(70,368)	—	(489,664)
Contract settlement fee	—	—	1,700,000
Changes in working capital components:
Trade and other accounts receivable	3,756,605	3,976,120	(1,234,801)
Inventories	604,093	580,737	427,608
Prepaid expenses and other	78,213	179,921	181,607
Accounts payable	(579,609)	1,239,248	(340,860)
Accounts payable, related party	163,076	(274,589)	(350,914)
Settlement fee payable, related party	(850,000)	(425,000)	—
Accrued expenses	684,772	20,638	17,512
Deferred revenue	—	1,000,000	—
Derivative financial instruments	(55,602)	(359,498)	448,067
Net cash provided by operating activities	29,223,046	6,486,339	1,552,641

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,209,409)	(1,207,781)	(1,041,800)
Proceeds from sale of property and equipment	80,000	—	1,181,000
Purchase of investments	—	(5,614)	(7,518)
Net cash provided by (used in) investing activities	(8,129,409)	(1,213,395)	131,682

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	—	(1,051,225)
Net proceeds (payments) from revolving credit loan	—	(200,000)	200,000
Proceeds from long-term borrowings	—	1,700,000	24,170,000
Payments on long-term borrowings	(52,049)	(4,987,968)	(24,885,409)
Net cash (used in) financing activities	(52,049)	(3,487,968)	(1,566,634)
Net increase in cash and cash equivalents	21,041,588	1,784,976	117,689

CASH AND CASH EQUIVALENTS
Beginning	1,936,800	151,824	34,135
Ending	$22,978,388	$1,936,800	$151,824
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2014, 2013 and 2012

	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$55,418	$123,191	$231,132

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$459,368	$55,392	$—
Construction in progress included in accrued expenses	$34,291	$82,078	$—

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

Cash and cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company may periodically invest excess cash in a bank overnight reverse repurchase account, which totaled approximately $22.9 million and $1.9 million at September 30, 2014 and 2013, respectively.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of September 30, 2014 and September 30, 2013.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the 10 year agreement.

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

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distiller’s grain, title passes upon the loading into trucks or railcars.    Shipping and handling costs incurred by the Company for the sale of distiller’s grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Revenue by product is as follows:

(In thousands)	2014	2013	2012
Ethanol	$114,317	$133,228	$126,440
Distiller's Grain	29,807	45,047	38,564
Other	3,210	4,182	4,570

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Management has evaluated the Company's material tax positions and determined there were no uncertain tax positions that require adjustment to the financial statements. The Company does not currently anticipate significant changes in its uncertain tax positions over the next twelve months. Generally, the Company remains subject to income tax examinations by U.S. federal or state tax authorities for fiscal years 2011 and thereafter.

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented.

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, accounts payable, accrued expenses and long-term debt approximate fair value.

Note 2.    Members' Equity

The Company has one class of membership units.  The membership approved an increase in authorized member units from 45,608 to 90,000 at the March 4, 2013 annual meeting.

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2014	2013
Raw materials, including corn, coal, chemicals and supplies	$2,525,462	$2,737,470
Work in process	770,759	1,063,759
Ethanol and distillers grain	1,441,885	1,540,970
Total	$4,738,106	$5,342,199

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $2.4 million as of September 30, 2014). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on November 1, 2019. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of September 30, 2014 and 2013.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30:

	2014	2013
Revolving term loan. (A)	$—	$—
Note payable to Iowa Department of Transportation. (B)	135,004	187,053
	135,004	187,053
Less current maturities	(53,153)	(52,049)
	$81,851	$135,004

Maturities of long-term debt as of September 30 are as follows:

Years ending September 30:
2015	$53,153
2016	54,281
2017	27,570
2018	—
$135,004

(A)
The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.45%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019.

(B)
The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments are due semiannually through January 2017.  The loan is secured by all rail track material constructed as part of the plant construction.  The debt is subordinate to the above financial institution revolving term loan (A) and revolving credit loan (Note 4.)

Note 6.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2014.

Years ending September 30:
2015	$2,200,350
2016	2,198,746
2017	1,418,415
2018	1,415,385
2019	1,126,125
Thereafter	690,750
Total	$9,049,771
Rent expense under the above operating leases totaled approximately $1,810,000, $1,816,000 and $1,890,000 for the years ended September 30, 2014, 2013 and 2012 respectively.

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed in fiscal year 2012. Payments of $425,000 are made annually over a four year period with interest at 3.25%, due in October of each year. On January10, 2013, the Company began originating its own corn.

The Company had the following related-party activity with members during the year ending September 30:

		2014	2013	2012
Key Cooperative	Corn purchased for fiscal year	$16,456,905	$85,648,581	$128,490,494
	Corn forward purchase commitment	$86,461	$85,808	$4,343,755
	Basis corn commitment - bushels	300,000	51,000	1,350,000
	Miscellaneous purchases	$123,032	$76,068	$200,610
	Amount due at fiscal year end	$203,023	$151,747	$829,067

Heartland Co-op	Corn purchased for fiscal year	$16,204,192	$6,523,278	$—
	Corn forward purchase commitment	$98,906	$16,962	$—
	Basis corn commitment - bushels	400,000	—	—
	Amount due at fiscal year end	$92,388	$67,687	$—

Mid-Iowa Cooperative	Corn purchased for fiscal year	$14,630,305	$9,262,327	$—
	Corn forward purchase commitment	$49,861	$—	$—
	Basis corn commitment - bushels	300,000	—	—
	Amount due at fiscal year end	$112,608	$—	$—

Other Members	Corn purchased for fiscal year	$8,335,488	$4,982,894	$—
	Corn forward purchase commitment	$3,862,320	$309,845	$—
	Amount due at fiscal year end	$308,536	$334,415	$—

Note 8.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $114,895,877, and $99,214,531 for the years ended September 30, 2014 and 2013, respectively. Trade accounts receivable of $1,069,476 and $3,413,190 was due from the customer as of September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company has ethanol sales commitments with the unrelated entity of 11,472,000 unpriced gallons through May 2015. As of September 30, 2014, the Company has ethanol sales commitments with the unrelated entity of 3,710,000 priced gallons through December 2014.The average sales price is approximately $1.67 per gallon.

The Company had a prior agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. Revenues with this customer were $0, $34,012,975 and $126,439,534 for the years ended September 30, 2014, 2013 and 2012, respectively.  There was no trade accounts receivable due from the customer as of September 30, 2014 and 2013.

 The Company has entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller’s grain as of October 1, 2007.  Revenues with this customer were $15,579,463, $45,047,371 and $38,564,213 for the years ended September 30, 2014, 2013 and 2012, respectively.  Trade accounts receivable of $0 and $1,435,105 was due from the customer as of September 30, 2014 and 2013, respectively.

Effective January 1, 2014, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer were $14,227,865, none and none for the years ended September 30, 2014, 2013 and 2012 , respectively. Trade accounts receivable of $247,390 and none was due from the customer as of September 30, 2014 and 2013, respectively. The Company has distiller’s grain sales commitments with the unrelated entity of approximately 16,650 tons for a total sales commitment of approximately $1,813,800 less marketing fees.

The Company has entered into a variable contract with a supplier of denaturant.  The variable contract is for a minimum purchase of 117,000 gallons at $2.14 per gallon. The term of the contract is from October 1, 2014 through October 31, 2014.   The estimated future purchase commitment on this contract is approximately $250,000.

As of September 30, 2014, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, at a corn commitment total of approximately $2,911,000, representing 694,653 bushels. The Company also had basis contract commitments to purchase 550,000 bushels of corn. These contracts mature at various dates through March 2015.

In fiscal 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. The Company also assigned a $3.1 million irrevocable standby letter of credit to the party to stand as security for the Company's obligation under the Agreement. The letter of credit will be reduced over time as the Company makes it payment under the Agreement.

On December 19, 2013, the Company signed an agreement with an unrelated party for the procurement and installation of a package boiler (Boiler) and Regenerative Thermal Oxidizer (RTO) at the Company's facility. The purchase price is approximately $7 million. Approximately $5 million has been paid. The remaining balance of approximately $2 million will be paid as invoiced over the course of the completion of the project in fiscal year 2015.

On June 14, 2014, the Company entered into an agreement with an unrelated party for an oil separation process. The purchase price is approximately $2.4 million. The Company has paid approximately $1 million and approximately $.4 million is included in accounts payable as of September 30, 2014.

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2014	2013
Derivative assets - corn contracts	$878,463	$193,060
Derivative assets - ethanol contracts	420,709	—
Derivative liabilities - corn contracts	(268,394)	(394,699)
Cash held by (due to) broker	(543,700)	633,115
Total	$487,078	$431,476

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2014	2013	2012
Increase (decrease) in revenue due to derivatives related to ethanol sales:
Realized	$(1,000,178)	$—	$(7,308)
Unrealized	421,197	12,550	—
Total effect on revenue	(578,981)	12,550	(7,308)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized	2,371,526	1,255,616	(1,134,488)
Unrealized	609,581	(214,189)	134,050
Total effect on cost of goods sold	2,981,107	1,041,427	(1,000,438)

Total (decrease) increase to operating income due to derivative activities	$2,402,126	$1,053,977	$(1,007,746)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,299,172	$1,299,172	$—	$—
Liabilities, derivative financial instruments	$268,394	$268,394	$—	$—

	2013
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$193,060	$193,060	$—	$—
Liabilities, derivative financial instruments	$394,699	$394,699	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees effective February 1, 2006.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2014, 2013 and 2012 totaled $87,262, $58,310 and $72,360, respectively.

Note 12.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company’s operation of the corn oil extraction system is infringing at least one patent and that all parties have engaged in willful infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel and has asserted various defenses including that it does not infringe; that the patents are invalid; and/or that the patents are unenforceable.  The court issued a ruling in November 2014 which was favorable to the Company, however various matters remain outstanding and the plaintiff has indicated its intent to appeal. The Company is unable at this time to estimate the ultimate outcome or determine if the lawsuit will have a material adverse affect on the Company.

Note 13.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2014 and 2013.

	12/31/2013	3/31/2014	6/30/2014	9/30/2014
Revenue	$34,755,136	$36,494,001	$38,991,719	$37,093,337
Gross profit	623,134	5,050,374	8,794,502	7,364,839
Operating income (loss)	(251,400)	4,273,784	7,806,391	6,232,113
Net income (loss)	(268,807)	4,274,431	7,795,526	6,225,378
Basic & diluted earnings (loss) per unit	(6.39)	101.65	185.39	148.05

	12/31/2012	3/31/2013	6/30/2013	9/30/2013
Revenue	$47,412,674	$47,474,370	$40,894,385	$46,688,112
Gross profit (loss)	(2,775,998)	(1,009,646)	(1,217,271)	1,170,896
Operating income (loss)	(3,658,696)	(1,793,190)	(1,969,114)	364,599
Net income (loss)	(3,723,037)	(1,816,135)	(2,009,175)	336,155
Basic & diluted earnings (loss) per unit	(88.54)	(43.19)	(47.78)	7.99

Note 14.    Subsequent Event

On December 8, 2014, the board of directors declared a distribution to members in the amount of $325 per unit, totaling approximately $13.7 million. The distribution is payable to members of record as of December 8, 2014, and was paid on December 17, 2014.

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2014.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2014, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2014 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

Lincolnway Energy did not have any information that was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2014 that was not reported on a Form 8-K.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference from the related sections in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2015, which definitive proxy statement shall be filed not later the 120 days after the end of the fiscal year covered by this annual report.

The directors and executive officers of Lincolnway Energy as of the date of this annual report were as follows:

Name	Age	Position(s)
Jeff Taylor	48	Director and Chairman
Brian Conrad	53	Director and Vice Chairman
Richard Johnson	79	Director and Secretary
Terrill Wycoff	72	Director and Treasurer
Timothy Fevold	54	Director
William Couser	60	Director
James Hill	69	Director
Rick Vaughan	55	Director
Kurt Olson	58	Director
Gregory Geoffroy	68	Director
Eric Hakmiller	51	President and Chief Executive Officer
Kristine Strum	48	Director of Finance

An individual may be nominated for election as a director of Lincolnway Energy by the members of Lincolnway Energy in accordance with the procedures set out in the second amended and restated operating agreement, or by the nominating committee of the directors, with the recommendations of the nominating committee being subject to approval by the directors. The directors are elected by the members for three year terms, with the terms of the directors being staggered so that three or four, as the case may be, directors are elected at each annual meeting. The vote by the members is generally done by a written ballot and without any discussion by the members.

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

Jeff Taylor. Mr. Taylor has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2017. Mr. Taylor served as the vice president/vice chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. Mr. Taylor has served as the chairman of Lincolnway Energy since May, 2008. Mr. Taylor has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Mr. Taylor received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies. Mr. Taylor provides, among other things, agriculture and management background and experience to the directors. An agricultural background provides, among other things, experience that is useful to the directors in connection with analyzing issues related to corn and distillers' grain. Mr. Taylor also completed board member and chairman certification from the Iowa Institute of Cooperatives.

Brian Conrad. Brian Conrad has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2017. Mr. Conrad has served on the following committees of Lincolnway Energy and during the time periods indicated: Human Resources, from 2005 through 2006; Risk Management, from 2005 through 2007 and again from 2013 to the present; and Audit Committee and Finance Committee since Lincolnway Energy was organized in May, 2004. Mr. Conrad served as the vice chairman of Lincolnway Energy from May, 2008 until February, 2011 and March 2014 to present. Mr. Conrad has been employed with Exelon Generation, in wind and solar since December 2010. Mr. Conrad has held the postion of Commercial Project Manager since September 2014 and prior to that was Manager, Business Development. Prior to Exelon Wind, Mr. Conrad was employed with John Deere Credit from 1988 until December, 2010. He held various positions with John Deere Credit, including credit operations, and sales and marketing. His last position with John Deere Credit was Business Development Manager for the Western U.S. for John Deere Wind Energy. On December 10, 2010 Exelon Corporation purchased John Deere Wind Energy. Mr. Conrad has an undergraduate degree in economics and business administration and a Masters in Business Administration. Mr. Conrad provides, among other things, background and experience in sales, financing and acquisitions to the directors.

Richard Johnson. Richard Johnson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2016.  He has served as the secretary of Lincolnway Energy since March, 2011.  He has also served on Lincolnway Energy’s Audit Committee and on its Nominating and Governance Committee since 2007. Richard was a self-employed certified public accountant from 2003 until his retirement in 2009.  He has served as a director of a bank holding company, Vision Bankshares, Inc. (f/k/a Ogden Bancshares), since 2006, and as a director of one of its subsidiaries, Vision Bank of Iowa (f/k/a Ames Community Bank), since 2009.  He served as a director of another Ogden Bancshares subsidiary, Vision Bank of Iowa, from 2006 until April, 2010.  He also served as a director of EMC National Life Insurance Company (EMCNL) from 2003 until May, 2010.  Richard has been a director and the treasurer of Petroleum Marketers Management Insurance Company (PMMIC) since 2000.  Richard served as chairman of the Capital/Shareholder Committee of Ogden Bancshares and is chairman of the audit committee for PMMIC.  Richard served as the audit committee chair of EMCNL from 2003 until May, 2010, and as a member of the audit committee of Vision Bank of Iowa from 2006 until April, 2010.  He also served as the elected auditor of the State of Iowa from 1979 to 2003.  Richard completed a six year term on December 31, 2006 as a trustee of the Financial Accounting Foundation, which is the board that oversees and provides board member selection and funding of the national Accounting Standards Boards.  Richard served as a member of the Iowa Accountancy Examining Board from January 2003 to May 2009.  The Accountancy Board licenses and regulates certified public accountants and accounting practitioners in the State of Iowa.  Richard brings, among other things, financial accounting experience, including audit committee experience, and outside board and association experience to the directors.

Terrill Wycoff. Terry Wycoff has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. Terry has also served as the treasurer of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. He has served on Lincolnway Energy’s Finance Committee, and on its Governance Committee, both since 2008. Terry retired on March 31, 2012 from his employment at First National Bank, Ames, Iowa after 50 years of service. Terry's last position with First

National Bank was Executive Vice President. He still serves as a member of the board of directors of First National Bank. Terry adds, among other things, background and experience in banking and finance to the directors.

Timothy Fevold. Mr. Fevold has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2017. Mr. Fevold served as the secretary of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He is currently chairman of Lincolnway Energy's Corporate Governance and Nominating Committee, and he also serves on the Audit Committee. He served on the Human Resources Committee from 2008 to 2012. Mr. Fevold has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager. He represents absentee landowners throughout Central Iowa. Mr. Fevold has also been licensed as a real estate broker in Iowa since 1987. Mr. Fevold brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

William Couser. Mr. Couser has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. Mr. Couser was the chairman of Lincolnway Energy from the time Lincolnway Energy was organized in May, 2004 until April, 2008. He also served as the interim president and chief executive officer of Lincolnway Energy from May, 2004 until July 13, 2005. Mr. Couser has served on Lincolnway Energy’s Finance Committee and on its Human Resources Committee since 2008. Mr. Couser has served as a director of Iowa Renewable Fuels Association for the past ten years, and he served as the president of the Iowa Renewable Fuels Association from January, 2004 to December, 2010. He is also serving as a director of the Iowa Cattlemen's Association and Iowa Institute for Coops. He has served as director on those boards for the past seven years. Mr. Couser has been self-employed as a farmer since 1977. His farming operations include row crops and cattle. Mr. Couser brings, among other things, additional agricultural and management background and experience to the directors. Mr. Couser also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

James Hill. Mr. Hill has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2016. Mr. Hill has served on Lincolnway Energy’s Risk Management Committee since May 2013, and on Lincolnway Energy's Human Resources and Compensation Committee and on its Finance Committee, each since 2008. Following graduation from college, Mr. Hill worked in management at Northwestern Bell Telephone Company in various capacities in Minnesota. In 1969, he returned to the family farming and cattle feeding operation in Iowa. While farming and feeding cattle, Mr. Hill became involved in cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and president of the Iowa Cattlemen's Association. He also served as president of the board of directors of the Ellsworth-Williams Coop during its merger with Prairie Land Coop. He has also served as an advisory council member for Farm Credit Services of America since approximately 1994. Mr. Hill brings, among other things, additional agricultural, management and outside board and industry association background and experience to the directors.

Rick Vaughan. Rick Vaughan has been a director of Lincolnway Energy since Lincolnway Energy was organized in May, 2004. His current term as a director will end at the annual meeting of the members that will be held in 2015. He has served on the following committees of Lincolnway Energy and during the time periods indicated: Human Resources and Compensation Committee since 2008; Governance Committee, from 2008 to 2012; Audit Committee since 2008; and Risk Committee since 2013. Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August 2011. Prairie Land Cooperative merged with Innovative Ag Services on September 1, 2011. He became Co-CEO of Innovative Ag Services on September 1, 2011 and CEO in December 2012. Innovative Ag Services is a farm supply business serving producers in grain marketing and services, agronomy products and services, feed manufacturing, diesel fuel and propane products and services. Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Kurt Olson. Kurt Olson has been a director of Lincolnway Energy since July 27, 2007, and his current term as a director will end at the annual meeting of the members that will be held in 2016. Mr. Olson served as the secretary of Lincolnway Energy from May, 2008 until February, 2011. He has served as the Vice Chairman of Lincolnway Energy since March 1, 2011. He has served as the Chairman of the Human Resources and Compensation Committee since May, 2008. Mr. Olson graduated in 1978 from Iowa State University in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for over 28 years. Mr. Olson was employed with Litchfield Realty Company from 1987 to 2003. He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC. The business of AgServ Company included a grain elevator, an agronomy supplier, a feed manufacturer and a soybean seed processor. In 2003, Mr. Olson purchased Farmland Real Estate and Management, LC. Farmland Real Estate and Management, LC markets crop insurance and manages farmland. Mr. Olson provides, among other things, agricultural, real estate and farm management background and experience to the directors.
Gregory Geoffroy. Dr. Geoffroy has been a director of Lincolnway Energy since March 4, 2013. His current term as a director will end at the annual meeting of the members that will be held in 2016. Dr. Geoffroy has served on Lincolnway

Energy’s Human Resources and Compensation Committee and on its Finance Committee since 2013. Dr. Geoffroy received his B.S. in chemistry in 1968 from the University of Louisville. He served two years on active duty as an officer in the US Navy, and he did his graduate studies at the California Institute of Technology. After receiving his Ph.D. in chemistry in 1974, he joined the chemistry faculty at Penn State University. An accomplished teacher and research scientist with over 200 publications in organometallic chemistry and catalysis, he rose through the faculty ranks and served as Department Chair and Dean of the Eberly College of Science before moving to the University of Maryland, College Park in 1997 as senior Vice President and Provost. He was appointed President of Iowa State University in 2001 and served in that capacity until 2012. He served as Professor of Chemistry from that time until he retired from Iowa State University in 2013. He occasionally gives leadership lectures in Iowa State's graduate program in higher education. He has been a member of the board of directors of Bankers Trust Co., Des Moines, Iowa since August, 2001, and of the board of directors of National Merit Scholarship Corporation, Chicago, Illinois, since November, 2008. He has also been a member and has served as Chair of the Board of Trustees of Ashford University since November, 2012. He served as a consultant to Lincolnway Energy from March, 2012 until his election as a director of Lincolnway Energy at the March 4, 2013 annual meeting of the members. Dr. Geoffroy provides, among other things, science and chemistry and management experience to the directors.

Eric Hakmiller. Eric Hakmiller has served as the president and chief executive officer of Lincolnway Energy since April 9, 2013. Eric has 25 years of experience in the grain processing industry, including working in wet milling, soy processing, animal feeds and biofuels. For the six years prior to becoming Lincolnway Energy’s chief executive officer, Eric served as the Vice President and General Manager of the Bunge Biofuels Division. In that capacity, Eric oversaw all biofuels activities in Bunge’s North American operation. Eric has served as a director of Aventine Renewable Energy since October, 2013. Eric also served as a director of Southwest Iowa Renewable Energy from July, 2009 to October, 2013, as a director of Bunge Ergon Vicksburg from July, 2009 to October, 2013, and as a director of Renewable Energy Group from December, 2009 to January, 2013. The two prior companies are ethanol companies, and the latter is a biodiesel company. Eric served as the Managing Director of Bunge Germany and Austria from September, 2004 to October, 2005, and in the Bunge affiliated operation of Solae from March, 2003 to September, 2004.

Kristine Strum.    Ms. Strum served the controller for Lincolnway Energy from December 12, 2005 until October 3, 2014, at which time she became the Director of Finance for Lincolnway Energy. She was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August, 1989 to December, 2005. Iowa Newspapers, Inc. is a newspaper publishing company.

Kim Supercynski served as the chief financial officer of Lincolnway Energy from October, 2005 until January 15, 2014. Kim served as Lincolnway Energy's interim president and chief executive officer from November 9, 2012 until April 9, 2013. She served as the corporate controller for Garst Seed Company, located in Slater, Iowa, from approximately February 1996 to October 2005. Her responsibilities in that capacity included overseeing the accounting department. Garst Seed Company is an affiliate of Syngenta, Inc., which is a large international company that sells, markets and produces agricultural seed. Prior to working at Garst Seed Company.

Neal Greenberg served as Lincolnway Energy's interim chief financial officer from January 21, 2014 until October 3, 2014. Neal has been a director of CFO Systems since July, 2012. CFO Systems provides financial services to middle market entities in the United States, and was retained by Lincolnway Energy on an interim basis to provide financial and consulting services to Lincolnway Energy. Neal served as the interim chief financial officer pursuant to that consulting agreement. Prior to joining CFO Systems, Neal served as the Director of Operations of MedWellRx from August, 2011 to June, 2012, and as the Controller of Jet Linx, LLC from July, 2010 to August, 2011. Neal was the Director of Financial Reporting as a full-time consultant for American Gramaphone from July, 2003 to July, 2010.

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

Significant Employees

Lincolnway Energy currently has three employees who Lincolnway Energy expects to make a significant contribution to its business, in addition to Lincolnway Energy's executive officers identified above. Those employees are David Sommerlot, Blair Picard and Lee Mason. Lincolnway Energy does not have a written employment agreement with any of those employees.

David Sommerlot. Mr. Sommerlot has been Lincolnway Energy's plant manager since September 8, 2009. He was employed by Cargill, Inc. from 1976 to July 1985, working at Cargill, Inc.'s Iowa Protein Products Soy Specialties facility in Cedar Rapids, Iowa. He was transferred by Cargill, Inc. in July of 1985 to Bloomington, Illinois, where he served as the plant superintendent of Cargill, Inc.'s soy crushing facility. He was transferred again in September 1994 to Des Moines, Iowa, where he served as the plant superintendent for Cargill, Inc.'s oil processing facility until March 2009. Mr. Sommerlot is 60.

Blair Picard. Blair Picard was retained as Lincolnway Energy's commercial manager on February 1, 2014. In that role, he manages the buying and selling of Lincolnway Energy's ethanol, distillers' grains and corn oil. Blair was employed by Bunge North America from July, 1990 to December, 2013, during which time he managed Bunge North America's commodities operations. He was an independent floor trader at the Chicago Board of Trade from December, 1987 to January, 1990. Blair traded for Cobec Warehousing (Brazil), Richo Grain (Switzerland) and HBI Inc. (India) over the period from October, 1979 to November, 1987. Blair is 62.

Lee Mason. Lee Mason was retained as an engineer by Lincolnway Energy on April 28, 2014. Lee was with Flint Hills Resources in Menlo, Iowa from October, 2011 to April, 2014, where he worked as an engineer. He was with Air Liqnide in Houston, Texas from May, 2007 to October, 2011, where he worked as a technical engineer, manufacturing business analyst. Lee is 35.

Code of Ethics

Lincolnway Energy has adopted a code of ethics that applies to Lincolnway Energy's directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for Lincolnway Energy.

No Changes to Director Nomination Procedures

There were no material changes during the fiscal year ended September 30, 2014 to the procedures by which the members of Lincolnway Energy may recommend nominees for election as a director of Lincolnway Energy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Tim Fevold is a director of Lincolnway Energy. Mr. Fevold purchased 25 units of Lincolnway Energy on December 31, 2013. Under the regulations of the U.S. Securities and Exchange Commission, Mr. Fevold was required to file a Form 4 with the SEC regarding that transaction by not later than January 3, 2014, but the Form 4 was not filed with the SEC until January 8, 2014. Mr. Fevold’s failure to timely file the Form 4 was inadvertent, and, as noted, Mr. Fevold did file a Form 4 with the SEC regarding the transaction. Mr. Fevold has timely filed all other Form 3 and Form 4 filings that were required to be made by Mr. Fevold under the regulations of the SEC.

Neal Greenberg served as the interim chief financial officer of Lincolnway Energy from January 21, 2014 to October 3, 2014. Under the regulations of the U.S. Securities and Exchange Commission, Mr. Greenberg should have filed a Form 3 by not later than February 4, 2014, but the Form 3 has not yet been filed. Mr. Greenberg has advised Lincolnway Energy that he is in the process of obtaining filing numbers for the filing of the Form 3 and that he will promptly file the Form 3 once those numbers have been obtained. Mr.

Greenberg’s failure to file the Form 3 was inadvertent, and Mr. Greenberg immediately agreed to file the Form 3 when the matter was brought to his attention.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference from the "Compensation Of Directors", "Compensation Of Executive Officers", "Compensation Committee Interlocks And Insider Participation" and "Compensation Committee Report" sections in Lincolnway Energy's definitive proxy statement to be filed by Lincolnway Energy with respect to the annual meeting of the members of Lincolnway Energy which will be held in 2015, which definitive proxy statement shall be filed not later than 120 days after the end of the fiscal year covered by this annual report.

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

The following table sets forth certain information regarding the beneficial ownership of units of Lincolnway Energy as of November 30, 2014 by the directors and executive management of Lincolnway Energy.  Lincolnway Energy had 42,049 outstanding units on November 30, 2014.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership1		Percent of Class
William Couser, Director	413	2	0.98%
Jeff Taylor, Director and Chairman	580	2,3	1.38%
Timothy Fevold, Director	126		0.30%
Terrill Wycoff, Director and Treasurer	275		0.65%
James Hill, Director	250		0.59%
Brian Conrad, Director	553	2	1.32%
Rick Vaughan, Director	—		—%
Richard Johnson, Director and Secretary	145		0.34%
Kurt Olson, Director and Vice Chairman	200		0.48%
Gregory Geoffroy, Director	—		—%
Eric Hakmiller, Chief Executive Officer	—		—%
Kristine Strum, Director of Finance	—		—%
David Sommerlot, Plant Manager	—		—%
All directors and executive officers as a group	2,542		6.05%

1	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.

2	All of the units are pledged as security by the listed individual, except that only 417 of Mr. Conrad's units are pledged.

3	Fifty of the units are held by a trust for which Jeff Taylor serves as one of the trustees and fifty units are held by minor children of Mr. Taylor.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

There were no transactions since the beginning of Lincolnway Energy's fiscal year ended September 30, 2014, and there are no currently proposed transactions, in which Lincolnway Energy was or is to be a participant where the amount involved exceeds $120,000, and in which any of the following types of persons had, or will have, a direct or indirect material interest:

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

Item 14.    Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by McGladrey LLP for the audit of Lincolnway Energy's annual financial statements for the fiscal years ended September 30, 2014 and 2013 and fees billed for other services rendered by McGladrey LLP during those periods:

	Year Ended September 30,
	2014	2013
Audit Fees	$79,700	$82,200
Tax Fees	$24,000	$24,000
Audit-Related Fees	$5,700	$1,000
Total	$109,400	$107,200
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
Audit-Related Fees. The audit-related fees were incurred for assistance with certain SEC reporting matters and other audit-related services.

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

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.7	Distiller's Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distiller's Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.24	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.25	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.26	5/15/2013
*10.27	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014
10.28	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014
10.29	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.29	8/13/2014
10.30	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.30	8/13/2014
10.31	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.31	8/13/2014
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2014	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 18, 2014	/s/ Kristine Strum
Kristine Strum, Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 18, 2014	/s/ William Couser
William Couser, Director

December 18, 2014	/s/ Jeff Taylor
Jeff Taylor, Director

December 18, 2014	/s/ Timothy Fevold
Timothy Fevold, Director

December 18, 2014	/s/ Terrill Wycoff
Terrill Wycoff, Director

December 18, 2014	/s/ Kurt Olson
Kurt Olson, Director

December 18, 2014	/s/ James Hill
James Hill, Director

December 18, 2014	/s/ Brian Conrad
Brian Conrad, Director

December 18, 2014	/s/ Richard Johnson
Richard Johnson, Director

December 18, 2014	/s/ Rick Vaughan
Rick Vaughan, Director

December 18, 2014	/s/ Gregory Geoffroy
Gregory Geoffroy, Director

December 18, 2014	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 18, 2014	/s/ Kristine Strum
Kristine Strum, Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2014