Form 10-Q
period 2014-12-31
Lincolnway Energy, LLC
filed 2015-02-13
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2015.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2014	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250	$30,273
Cash equivalents - repurchase account	8,927,515	22,948,115
Derivative financial instruments (Note 8 and 9)	757,496	487,078
Trade and other accounts receivable (Note 7)	3,505,837	1,543,599
Inventories (Note 3)	4,562,332	4,738,106
Prepaid expenses and other	354,038	362,495
Total current assets	18,107,468	30,109,666

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	87,901,323	81,268,966
Office furniture and equipment	428,477	402,406
Construction in progress	5,502,630	7,854,739
	102,402,266	98,095,947
Accumulated depreciation	(68,109,054)	(66,104,599)
	34,293,212	31,991,348

OTHER ASSETS
Financing costs, net of amortization of $384,289 and $375,522	87,672	96,439
Other	777,479	550,184
	865,151	646,623

Total assets	$53,265,831	$62,747,637

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2014	September 30, 2014
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,381,854	2,111,296
Accounts payable, related party (Note 6)	2,129,996	717,554
Current maturities of long-term debt (Note 5)	26,716	53,153
Current settlement payable, related party (Note 6)	425,000	—
Accrued expenses	2,541,788	1,738,131
Total current liabilities	7,505,354	4,620,134

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	81,851	81,851
Settlement payable, net of current amount, related party (Note 6)	—	425,000
Deferred revenue	925,000	925,000
Other	450,000	450,000
Total noncurrent liabilities	1,456,851	1,881,851

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)	—	—

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	5,313,521	17,255,547
Total members' equity	44,303,626	56,245,652

Total liabilities and members' equity	$53,265,831	$62,747,637

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)
Revenues (Notes 2 and 7)	$30,020,963	$34,755,136

Cost of goods sold	27,432,473	34,132,002

Gross profit	2,588,490	623,134

General and administrative expenses	862,799	874,534

Operating income (loss)	1,725,691	(251,400)

Other income (expense):
Interest income	11,169	2,791
Interest expense	(12,961)	(20,198)
	(1,792)	(17,407)

Net income (loss)	$1,723,899	$(268,807)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$41.00	$(6.39)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2014	December 31, 2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,723,899	$(268,807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,014,665	1,863,721
Changes in working capital components:
Derivative financial instruments	(270,418)	(513,652)
Trade and other accounts receivable	(1,962,238)	691,488
Inventories	175,774	807,433
Prepaid expenses and other	(218,838)	85,639
Accounts payable	(107,497)	310,332
Accounts payable, related party	1,412,442	2,141,772
Settlement fee payable, related party	—	(425,000)
Accrued expenses	766,467	75,314
Net cash provided by operating activities	3,534,256	4,768,240

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,892,517)	(1,839,758)
Net cash (used in) investing activities	(3,892,517)	(1,839,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Member Distributions	(13,665,925)	—
Payments on long-term borrowings	(26,437)	(25,888)
Net cash (used in) financing activities	(13,692,362)	(25,888)

Net increase (decrease) in cash and cash equivalents	(14,050,623)	2,902,594

CASH AND CASH EQUIVALENTS
Beginning	22,978,388	1,936,800
Ending	$8,927,765	$4,839,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$1,424	$44,385

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$378,055	$80,237
Construction in progress included in accrued expenses	37,190	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2014 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2014 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company periodically invests excess cash in a bank overnight reverse repurchase account, which totaled approximately $8.9 million and $22.9 million at December 31, 2014 and September 30, 2014, respectively. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank's total obligations under the agreements.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of December 31, 2014 and September 30, 2014.

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

Note 2.    Revenue

Components of revenue are as follows:

	Three Months Ended
	December 31, 2014	December 31, 2013
Ethanol, net of hedging gain (loss)	$25,366,226	$24,562,296
Distillers Grains	4,001,044	9,343,485
Other	653,693	849,355
Total	$30,020,963	$34,755,136

Note 3.    Inventories

Inventories consist of the following as of:

	December 31, 2014	September 30, 2014

Raw materials, including corn, chemicals and supplies	$2,776,166	$2,525,462
Work in process	827,699	770,759
Ethanol and distillers grains	958,467	1,441,885
Total	$4,562,332	$4,738,106

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $1.9 million as of December 31, 2014). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on November 1, 2019. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of December 31, 2014 and September 30, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

Long-term debt consists of the following as of:

	December 31, 2014	September 30, 2014

Revolving term loan. (A)	$—	$—

Note payable to Iowa Department of Transportation. (B)	108,567	135,004
	108,567	135,004
Less current maturities	(26,716)	(53,153)
	$81,851	$81,851

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement it held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed for the quarter ending June 30, 2012. Payments of $425,000 will be made annually over a 4 year period with interest at 3.25%, due on October 10 of each year. As of December 31, 2014, the amount remaining under the agreement is $425,000. On January 10, 2013, the Company began originating its own corn.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The Company had the following related-party activity with members during the three months ending December 31:

		Three Months Ended	Three Months Ended
		As of and for
		December 31, 2014	December 31, 2013
Key Cooperative	Corn purchased	$4,178,651	$4,038,857
	Corn forward purchase commitment	$151,800	$—
	Basis corn commitment - bushels	700,000	—
	Miscellaneous purchases	$33,183	$27,344
	Amount due (at September 30, 2014, $203,023)	$263,344

Heartland Co-op	Corn purchased	$3,037,878	$1,624,617
	Corn forward purchase commitment	$325,412	$71,336
	Basis corn commitment - bushels	250,000	50,000
	Amount due (at September 30, 2014, $92,388)	$17,811

Mid-Iowa Cooperative	Corn purchased	$1,988,337	$7,070,043
	Corn forward purchase commitment	$72,008	$30,951
	Basis corn commitment - bushels	450,000	200,000
	Amount due (at September 30, 2014, $112,608)	$1,744

Other Members	Corn purchased	$2,008,207	$2,780,353
	Corn forward purchase commitment	$3,750,636	$664,898
	Amount due (at September 30, 2014, $308,536)	$1,847,097

Note 7.    Commitments and Major Customers

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $25,760,081 and $25,090,185, respectively, for the three months ended December 31, 2014 and 2013. Trade accounts receivable of $3,190,848 was due from the customer as of December 31, 2014. As of December 31, 2014, the Company has ethanol sales commitments with the unrelated entity of approximately 800,000 priced gallons through March 2015 at an average sales price of approximately $1.66 per gallon.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer were $4,001,044 and $0, respectively, for the three months ended December 31, 2014 and 2013. Trade accounts receivable of $170,152 was due from the customer as of December 31, 2014. The Company has distiller's grain sales commitments with an unrelated entity of approximately 29,500 tons for a total sales commitment of approximately $3.6 million.

The Company previously had an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. This agreement ended December 31, 2013. Revenues with this customer were $0 and $9,343,486, respectively for the three months ended December 31, 2014 and 2013. There was no trade receivable due from the customer as of December 31, 2014.

As of December 31, 2014, the Company had purchase commitments for corn forward contracts with various unrelated parties, of approximately $3.6 million. These contracts mature at various dates through February 2016. The Company also had basis contract commitments to purchase 400,000 bushels of corn. These contracts mature at various dates through March 2015.

On April 17, 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. The Company also assigned a $3.1 million irrevocable standby letter of credit to the party to stand as security for the Company's obligation under the Agreement. The letter of credit will be reduced over time as the Company makes it payment under the Agreement.

The Company entered into several forward natural gas contracts with an unrelated party for a commitment total of approximately $1.4 million. These contracts mature at various dates through June 2015.

On June 14, 2014, the Company entered into an agreement with an unrelated party for an oil separation process. The purchase price is approximately $2.4 million. The Company has paid approximately $1.3 million. The remaining balance of approximately $1.1million will be paid as invoiced over the course of the project. The project is expected to be completed in March 2015.

On November 18, 2014, the Company entered into an agreement with an unrelated party for the installation of several process flow improvements. The commitment totals approximately $3.7 million. As of December 31, 2014, approximately $1.5 million has been paid. The remaining balance of $2.2 million will be paid as invoiced over the course of the project. The project is expected to be completed in July 2015.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and sales contracts.  Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives. The Company treats all contracts with the same counterparty on a net basis on the balance sheet.

Derivatives not designated as hedging instruments are as follows:

	December 31, 2014	September 30, 2014
Derivative assets - corn contracts	$283,076	$878,463
Derivative assets - ethanol contracts	535,705	420,709
Derivative liabilities - corn contracts	(157,888)	(268,394)
Derivative liabilities - ethanol contracts	(44,079)	—
Cash held by broker	140,682	(543,700)
Total	$757,496	$487,078

The effects on operating income from derivative activities is as follows:

	Three Months Ended
	December 31, 2014	December 31, 2013
Decrease in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$(464,772)	$(527,890)
Unrealized gain (loss)	70,917	—
Total effect on revenue	(393,855)	(527,890)

(Increase) decrease in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	1,082,369	322,902
Unrealized gain (loss)	(484,881)	(457,844)
Total effect on cost of goods sold	597,488	(134,942)

Total gain (loss) due to derivative activities	$203,633	$(662,832)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$818,781	$818,781	$—	$—

Liabilities, derivative financial instruments	201,967	201,967	—	—

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,299,172	$1,299,172	$—	$—

Liabilities, derivative financial instruments	268,394	268,394	—	—

Note 10.     Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company’s operation of the corn oil extraction system is infringing at least one

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, natural gas fired ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 22, 2006. The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year.

Lincolnway Energy's ethanol is marketed by Eco-Energy, LLC. Lincolnway Energy's distillers grains were marketed by Hawkeye Gold, LLC until December 31, 2013, at which time the distillers grains began to be marketed by Gavilon Ingredients, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers grains.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol. Lincolnway Energy's corn oil is marketed internally.

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

Executive Summary

Highlights for the three months ended December 31, 2014, are as follows:

•Total revenues decreased 13.6% or $4.7 million, compared to the 2013 comparable period.

•Total cost of goods sold decreased 19.6% or $6.7 million, compared to the 2013 comparable period.

•Net income increased by about $2.0 million to a net income of $1.7 million, compared to net loss of $0.3 million for the 2013 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2014		2013

Revenue	$30,020,963	100.0%	$34,755,136	100.0%
Cost of goods sold	27,432,473	91.4%	34,132,002	98.2%
Gross profit	2,588,490	8.6%	623,134	1.8%
General and administrative expenses	862,799	2.9%	874,534	2.5%
Operating income (loss)	1,725,691	5.7%	(251,400)	(0.7)%
Other net expense	(1,792)	—%	(17,407)	(0.1)%
Net income (loss)	$1,723,899	5.7%	$(268,807)	(0.8)%

Results of Operations for the Three Months Ended December 31, 2014 as Compared to the Three Months Ended December 31, 2013

Revenues. Total revenues decreased by 13.6% for the three months ended December 31, 2014 from the three months ended December 31, 2013. While ethanol sales increased by 2.7%, sales from co-products decreased by 54.3% for the three months ended December 31, 2014 from the three months ended December 31, 2013. The change in ethanol revenue was a result of a 3.9% decrease in the price per gallon received offset by a 7.2% increase in volume for the three months ended December 31, 2014, when compared to the three months ended December 31, 2013.

Sales from co-products decreased by 54.3% for the three months ended December 31, 2014 from the three months ended December 31, 2013. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the volume of dried distillers grains sold and the decrease in DDG price resulted in the the co-product decrease for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The average price per ton of dried distillers grain sold decreased by 53.2% for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. The decrease in dried distillers grains price is attributable to lower corn prices and the lower demand for distillers grains in the China market. Dried distillers grain sales volume decreased by 7.8% for the three months ended December 31, 2014, compared to the three months ended December 31, 2013. Dried distillers grain tons sold decreased due to railcar constraints, which caused higher unit inventory levels, and reduced DDG yields during the three months ended December 31, 2014 from the three months ended December 31, 2013.

Cost of goods sold. Cost of goods sold decreased by 19.6% for the three months ended December 31, 2014 from the three months ended December 31, 2013. Costs decreased primarily due to lower corn costs and decreased DDG freight expense when compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, coal costs, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 24.3% for the three months ended December 31, 2014 from the three months ended December 31, 2013. The three months ended December 31, 2014 corn costs also included a $.6 million marked to market net gain for derivatives relating to corn costs, compared to a $.1 million loss in the same quarter for the prior year. Corn costs represented 66.3% of cost of goods sold for the three months ended December 31, 2014 compared to 70.4% for the three months ended December 31, 2013.

Risks, Trends and Factors that May Affect Future Operating Results

During the three months ended December 31, 2014, the ethanol industry experienced declining ethanol margins as a result of a combination of factors including the following:

•Corn prices increased modestly during the three months ended December 31, 2014 after scoring multiple year lows in September 2014. The price per bushel rallied during the quarter after the market overshot on the downside on fears of an extremely large corn crop. For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013, the average price per bushel paid was $3.58 and $4.56, respectively.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2015 ending corn stocks of over 1.8 billion bushels, suggesting stable to lower corn prices. Despite these estimates corn prices rallied. Lower than normal ethanol stocks gave way to rapidly rising ethanol stock and falling ethanol prices, especially during December 2014.

•Gasoline demand is currently higher than expected but ethanol inventories continue to rise as the industry profitability in 2014 encouraged significant capacity increases which resulted in large production rates in the three months ended December 31, 2014.

•Decrease in export sales of ethanol to foreign consumers, particularly Brazil, resulted from lower petroleum prices and a sugar ethanol glut in Brazil. This negatively impacted the attractiveness of U.S. ethanol in Brazil and other world markets.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover some of the risk involved with changing ethanol and distillers market prices. Lincolnway Energy continues to monitor the markets and attempts to provide for an adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented :

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2014	2013
Net cash provided by operating activities	$3,534,256	$4,768,240
Net cash used in investing activities	(3,892,517)	(1,839,758)
Net cash used in financing activities	(13,692,362)	(25,888)
Net increase (decrease) in cash and cash equivalents	$(14,050,623)	$2,902,594

For the three months ended December 31, 2014, net cash provided by operating activities decreased by $1.2 million, when compared to cash provided by operating activities for the three months ended December 31, 2013. The decrease in cash provided by operating activities is primarily due to timing in payments of working capital components offset by a $2.0 million increase in net income.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $2.1 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase is due to payments for the front end oil separation project and process flow improvements.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $13.7 million for the three months ended December 31, 2014 compared to the three months ended December 31, 2013. The increase is due to distributions paid to members during the three months ended December 31, 2014.

Lincolnway Energy's financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	Lincolnway Energy's ability to generate cash flows from operations;

•	the level of Lincolnway Energy's outstanding indebtedness and the interest Lincolnway Energy is obligated to pay;

•	Lincolnway Energy's capital expenditure requirements, which includes plant improvements to improve efficiencies; and

•	Lincolnway Energy's margin maintenance requirements on all commodity trading accounts.

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from existing cash, the current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a oversupply of ethanol has negatively impacted ethanol prices. Working capital exceeded $10.6 million as of December 31, 2014 and is projected to be in the $10 to $8 million range through the remaining fiscal year. Management continues to monitor the liquidity position on a regular basis.

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

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All the derivative contracts are recognized on the December 31, 2014 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

Commodity Price Risk

Lincolnway Energy is exposed to market risk with respect to the price of ethanol, which is Lincolnway Energy's principal product, and the price and availability of corn and natural gas, which are the principal commodities used by Lincolnway Energy to produce ethanol.  The other primary product of Lincolnway Energy is distillers grains, and Lincolnway Energy is also subject to market risk with respect to the price for distillers grains.  The prices for ethanol, distillers grains, corn and natural gas are volatile, and Lincolnway Energy may experience market conditions where the prices Lincolnway Energy receives for its ethanol and distillers grains are declining, but the price Lincolnway Energy pays for its corn, natural gas and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.3 million for the year, assuming corn use of 23 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices, but the record corn harvest in the fall of 2014 significantly lowered corn prices.

Lincolnway Energy's average gross corn cost during the three months ended December 31, 2014 was approximately $3.58 per bushel, compared to $4.56 per bushel for the three months ended December 31, 2013.

During the quarter ended December 31, 2014, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.31 per bushel for March 2015 delivery to a high of $4.17 per bushel for March 2015 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2013 ranged from a low of $4.18 per bushel for March 2014 delivery to a high of $5.00 per bushel for March 2014 delivery.

The average price Lincolnway Energy received for its ethanol during the three months ended December 31, 2014 was $1.72 per gallon, as compared to $1.79 per gallon during the three months ended December 31, 2013.

During the quarter ended December 31, 2014, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.46 per gallon for March 2015 delivery to a high of $1.77 per gallon for March 2015 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2013 ranged from a low of $1.57 per gallon for March 2014 delivery to a high of $1.80 per gallon for March2014 delivery.

Lincolnway Energy may from time to time take various cash, futures, options or other positions in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn and ethanol. The extent to which Lincolnway Energy enters into such positions may vary substantially from time to time and based on various factors, including seasonal factors and Lincolnway Energy's views as to future market trends. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences that are beyond the control of Lincolnway Energy. Lincolnway Energy could incur substantial losses on its cash, futures, options or other positions.

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2014 was $597,488, as opposed to the net loss of $134,942 for the three months ended December 31, 2013.

Lincolnway Energy attempts to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of January1, 2015, Lincolnway Energy had corn coverage through approximately February 28, 2015. Lincolnway Energy continues to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. Lincolnway Energy continues to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond the control of Lincolnway Energy.

Another important raw material for the production of ethanol by Lincolnway Energy is natural gas. Lincolnway Energy's cost per MMBTU is subject to various factors that are outside of the control of Lincolnway Energy's management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Lincolnway Energy's natural gas costs will therefore vary, and the variations could be material.  Lincolnway Energy's natural gas costs for the three months ended December 31, 2014 representated approximately 2.3% of Lincolnway Energy's total cost of goods sold for that period.  Lincolnway Energy switched from coal to natural gas as its fuel source in November 2014.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

Lincolnway Energy has loan agreements, including an irrevocable letter of credit, with the following entities, with the principal balance and interest rates indicated:

Principal Balance
Lender:	As of December 31, 2014
Farm Credit - revolving credit loan	$—
Farm Credit - revolving term loan	$—
Farm Credit - revolving credit - letter of credit*	$—
Iowa Department of Transportation	$108,567
* Letter of credit issued is $3,100,000	$108,567

The interest rate under the Iowa Department of Transportation loan agreement is fixed at 2.11% The interest rate on the Farm Credit revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.20%, adjusted weekly. The interest rate on the Farm Credit revolving term loan is a variable interest rate based on the one-month LIBOR index plus 3.45%, adjusted weekly.

Lincolnway Energy does not anticipate any material increase in interest rates during 2015.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's  management,  under the supervision and with  the  participation  of  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's director of finance,  have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  Lincolnway Energy's president and chief executive officer and Lincolnway Energy's director of finance have concluded  that, as of the end of the period covered by this quarterly report, Lincolnway Energy's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  Lincolnway Energy believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in Lincolnway Energy's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, Lincolnway Energy's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Except as noted in the following paragraphs, as of the date of this quarterly report, Lincolnway Energy was not aware of any material pending legal proceeding to which Lincolnway Energy was a party or of which any of Lincolnway Energy's property was the subject, other than ordinary routine litigation, if any, that was incidental to Lincolnway Energy's business. As of the da te of this quarterly report, Lincolnway Energy was not aware that any governmental authority was contemplating any material proceeding against Lincolnway Energy or any of Lincolnway Energy's property.

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

Lincolnway Energy was successful on the Motion For Summary Judgment as noted above, but given CleanTech's stated intention to appeal, Lincolnway Energy is unable as of the date of this quarterly report to determine the ultimate likelihood of an unfavorable outcome or the amount or range of possible loss or whether the lawsuit will have a material adverse affect on Lincolnway Energy. The lawsuit has, however, increased Lincolnway Energy's legal costs.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in Lincolnway Energy's Form 10-K for the fiscal year ended September 30, 2014 and filed with the Securities and Exchange Commission on December 19, 2014.

An investment in any membership units of Lincolnway Energy involves a high degree of risk and is a speculative and volatile investment. An investor could lose all or part of his or her investment in any membership units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of October 1, 2014 through December 31, 2014.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of October 1, 2014 through December 31, 2014.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of October 1, 2014 through December 31, 2014 which was not reported on a Form 8-K.

There were no material changes during the period of October 1, 2014 through December 31, 2014 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization.		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement.		8-K		3.2.1	3/6/2013
10.7	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.7.1 for an amendment to this agreement.		10-K	9/30/2007	10.7	12/21/2007
10.7.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2012	10.7.1	12/21/2012
10.13	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad.		10-Q	6/30/2006	10.13	8/14/2006
10.16	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.17	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.18	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.19	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC.		10-Q	12/30/2012	10.19	2/14/2013
*10.20	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.21	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company.		10-Q	3/31/2013	10.21	5/15/2013
**10.22	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller.		10-Q	3/31/2013	10.22	5/15/2013

10.23	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.23	5/15/2013
10.24	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.24	5/15/2013
10.25	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.25	5/15/2013
10.26	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	3/31/2013	10.26	5/15/2013
*10.27	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC.		10-K/A	9/30/2013	10.27	4/23/2014
10.28	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.28	8/13/2014
10.29	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.29	8/13/2014
10.30	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.30	8/13/2014
10.31	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC.		10-Q	6/30/2014	10.31	8/13/2014
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer.	E-1
31.2	Rule 13a-14(a) Certification of Director of Finance.	E-2
32.1	Section 1350 Certification of President and Chief Executive Officer.	E-3
32.2	Section 1350 Certification of Director of Finance.	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 13, 2015	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 13, 2015	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2014

Description of Exhibit			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive officer	E-3

	32.2	Section 1350 Certification of Director of Finance	E-4

101	Interactive Data Files ( furnished electronically herewith pursuant to Rule 405 of Regulation S-T)