Form 10-Q
period 2015-03-31
Lincolnway Energy, LLC
filed 2015-05-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2015.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2015	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250	$30,273
Cash equivalents-repurchase account	4,722,319	22,948,115
Derivative financial instruments (Note 8 and 9)	626,754	487,078
Trade and other accounts receivable (Note 7)	4,230,914	1,543,599
Inventories (Note 3)	3,839,193	4,738,106
Prepaid expenses and other	252,367	362,495
Total current assets	13,671,797	30,109,666

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	1,625,531	1,625,531
Plant and process equipment	88,147,815	81,268,966
Office furniture and equipment	428,477	402,406
Construction in progress	8,929,046	7,854,739
	106,075,174	98,095,947
Accumulated depreciation	(70,135,112)	(66,104,599)
Total property and equipment	35,940,062	31,991,348

OTHER ASSETS
Financing costs, net of amortization of $393,057 and $375,522	78,905	96,439
Other	777,479	550,184
Total other assets	856,384	646,623

Total assets	$50,468,243	$62,747,637

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2015	September 30, 2014
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,734,500	2,111,296
Accounts payable, related party (Note 6)	643,602	717,554
Current maturities of long-term debt (Note 5)	53,714	53,153
Current settlement payable, related party (Note 6)	425,000	—
Accrued expenses	1,117,137	1,738,131
Total current liabilities	4,973,953	4,620,134

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	54,853	81,851
Settlement payable, net of current amount, related party (Note 6)	—	425,000
Deferred revenue	941,667	925,000
Other	450,000	450,000
Total noncurrent liabilities	1,446,520	1,881,851

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	5,057,665	17,255,547
Total members' equity	44,047,770	56,245,652

Total liabilities and members' equity	$50,468,243	$62,747,637

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$30,168,024	$36,494,001	60,188,987	71,249,137

Cost of goods sold (Note 7)	29,667,066	31,443,627	57,099,539	65,575,629

Gross profit	500,958	5,050,374	3,089,448	5,673,508

General and administrative expenses	748,136	776,590	1,610,935	1,651,124

Operating income (loss)	(247,178)	4,273,784	1,478,513	4,022,384

Other income (expense):
Interest income	4,065	2,660	15,234	5,451
Interest expense	(12,743)	(2,013)	(25,704)	(22,211)
	(8,678)	647	(10,470)	(16,760)

Net income (loss)	$(255,856)	$4,274,431	$1,468,043	$4,005,624

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(6.08)	$101.65	$34.91	$95.26

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2015	March 31, 2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,468,043	$4,005,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,049,490	3,688,396
(Gain) on sale or disposal of property and equipment	—	(70,367)
Changes in working capital components:
Derivative financial instruments	(139,676)	349,361
Trade and other accounts receivable	(2,687,315)	(681,499)
Inventories	898,913	730,493
Prepaid expenses and other	(117,167)	19,660
Accounts payable	335,773	(1,068,228)
Accounts payable, related party	(73,952)	(251,710)
Settlement fee payable, related party	—	(425,000)
Accrued expenses	(602,544)	47,974
Net cash provided by operating activities	3,131,565	6,344,704

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,695,022)	(2,349,254)
Proceeds from sale of equipment	—	80,000
Purchase of investments	—	(3,082)
Net cash (used in) investing activities	(7,695,022)	(2,272,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Members distributions	(13,665,925)	—
Payments on long-term borrowings	(26,437)	(25,888)
Net cash (used in) financing activities	(13,692,362)	(25,888)

Net increase (decrease) in cash and cash equivalents	(18,255,819)	4,046,480

CASH AND CASH EQUIVALENTS
Beginning	22,978,388	1,936,800
Ending	$4,722,569	$5,983,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$1,425	$33,056

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$746,799	$1,752,195
Construction in progress included in accrued expenses	32,508	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2014 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2015 and for the three months and six months ended March 31, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2014 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company periodically invests excess cash in a bank overnight reverse repurchase account, which totaled approximately $4.7 million and $22.9 million at March 31, 2015 and September 30, 2014, respectively. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank's total obligations under the agreements.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of March 31, 2015 and September 30, 2014.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Ethanol, net of hedging gain (loss)	$22,767,894	$27,318,521	$48,134,120	$51,880,817
Distillers Grains	6,501,539	8,501,041	10,502,583	17,844,526
Other	898,591	674,439	1,552,284	1,523,794
Total	$30,168,024	$36,494,001	$60,188,987	$71,249,137

Note 3.    Inventories

Inventories consist of the following as of:

	March 31, 2015	September 30, 2014

Raw materials, including corn, chemicals and supplies	$2,575,658	$2,525,462
Work in process	689,567	770,759
Ethanol and distillers grains	573,968	1,441,885
Total	$3,839,193	$4,738,106

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $4.0 million as of March 31, 2015). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on November 1, 2019. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of March 31, 2015 and September 30, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.45%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019. There are no outstanding borrowings at March 31, 2015 and September 30, 2014.

The Company entered into a $500,000 loan agreement with the Iowa Department of Transportation (IDOT) in February 2005.  The proceeds were disbursed upon submission of paid invoices.  Interest at 2.11% began accruing on January 1, 2007.  Principal payments will be due semiannually through January 2017.  The loan is secured by all rail track material constructed as part of the plant construction.  The debt is subordinate to the above financial institution revolving term loan and revolving credit loan (Note 4.) As of March 31, 2015, $108,567 is outstanding of which $53,714 has been classified as current.

Note 6.    Related-Party Transactions

The Company has recorded a settlement payable of $425,000 at March 31, 2015 to Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, related to the termination of an agreement related to corn origination. Payments of $425,000 are due annually with interest at 3.25% with the final payment due on October 10, 2015.

The Company had the following related-party activity with members during the three and six months ending March 31:

Corn Commitment as of:
March 31, 2015

	Corn Forward Purchase Commitment	Basis Corn Commitment Bushels	Commitment Through	Amount Due
Key	$1,143,601	250,000	May 2015	$47,359
Heartland	$258,559	425,000	May 2015	$87,332
Mid Iowa	$860,263	1,050,000	July 2015	$156,053
Kaltenhauser	$1,004,000	0	February 2016	$—
Other	$1,130,657	0	December 2015	$352,858

Corn Purchased:
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014
Key	$3,011,156	$2,440,393	$7,189,807	$6,479,250
Heartland	$2,814,716	$4,752,977	$5,852,593	$6,377,594
Mid Iowa	$3,214,003	$3,916,795	$5,202,339	$10,986,808
Kaltenhauser	$1,516,809	$20,703	$1,803,172	$52,966
Other	$2,163,708	$2,515,237	$3,885,552	$5,050,837
In addition to the above, the Company has made miscellaneous purchases from Key amounting to $19,837 and $53,020 for the three months and six months ended March 31, 2015, respectively. There were miscellaneous purchases of $24,751 and $52,095, respectively for the three months and six months ended March 31, 2014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 7.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $22,029,408 and $47,789,489, respectively, for the three and six months ended March 31, 2015. Revenues with this customer were $27,524,006 and $52,614,191, respectively, for the three and six months ended March 31, 2014. Trade accounts receivable of $2,924,773 was due from the customer as of March 31, 2015. As of March 31, 2015, the Company has ethanol unpriced sales commitments with the unrelated entity of approximately 12.2 million gallons through June 30, 2015.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer were $6,501,539 and $10,502,583, respectively, for the three and six months ended March 31, 2015. Revenues with this customer were $2,265,063 for both the three and six months ended March 31, 2014. Trade accounts receivable of $860,405 was due from the customer as of March 31, 2015. The Company has distiller's grain sales commitments with an unrelated entity of approximately 18,500 tons for a total sales commitment of approximately $2.9 million.

As of March 31, 2015, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $2.5 million. These contracts mature at various dates through October 2014. The Company also had basis contract commitments to purchase 510,150 bushels of corn. These contracts mature at various dates through May 2016.

On February 27, 2015, the Company entered into an agreement with an unrelated entity for the purchase of enzymes. The agreement expires on February 29, 2016. The agreement is subject to a minimum purchase requirement. The estimated purchase commitment totals approximately $1.2 million.

On April 17, 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. The Company also assigned a $3.1 million irrevocable standby letter of credit to the party to stand as security for the Company's obligation under the Agreement. The letter of credit will be reduced over time as the Company makes payments under the Agreement.

On June 14, 2014, the Company entered into an agreement with an unrelated party for an oil separation process. The purchase price is approximately $2.4 million. The Company has paid approximately $1.3 million. The project is expected to be completed in April 2015.

On November 18, 2014, the Company entered into an agreement with an unrelated party for the installation of several process flow improvements. The commitment totals approximately $3.7 million. As of March 31. 2015, approximately $2 million has been paid. The remaining balance of $1.7 million will be paid as invoiced over the course of the project. The project is expected to be completed in July 2015.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchases and

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

sales contracts.  Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives. The Company treats all contracts with the same counterparty on a net basis on the balance sheet.

Derivatives not designated as hedging instruments are as follows:

	March 31, 2015	September 30, 2014
Derivative assets - corn contracts	348,850	$878,463
Derivative assets - ethanol contracts	50,400	420,709
Derivative liabilities - corn contracts	(34,394)	(268,394)
Derivative liabilities - ethanol contracts	(13,650)	—
Derivative liabilities - natural gas contracts	(18,000)	—
Cash held by broker	293,548	(543,700)
Total	$626,754	$487,078

The effects on operating income from derivative activities is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$1,193,850	$(205,483)	$729,078	$(733,373)
Unrealized gain (loss)	(455,364)	—	(384,447)	—
Total effect on revenues	738,486	(205,483)	344,631	(733,373)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	216,587	(544,625)	1,298,956	(221,723)
Unrealized gain (loss)	189,756	460,881	(295,125)	3,038
Total effect on corn cost	406,343	(83,744)	1,003,831	(218,685)

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	56,810	—	56,810	—
Unrealized gain (loss)	(20,920)	—	(20,920)	—
Total effect on natural gas cost	35,890	—	35,890	—
Total effect on cost of good sold	$442,233	$(83,744)	$1,039,721	$(218,685)
Total gain (loss) due to derivative activities	$1,180,719	$(289,227)	$1,384,352	$(952,058)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$399,250	$399,250	$—	$—

Liabilities, derivative financial instruments	$66,044	$66,044	—	—

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,299,172	$1,299,172	$—	$—

Liabilities, derivative financial instruments	$268,394	$268,394	—	—

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

Lincolnway Energy's ethanol is marketed by Eco-Energy, LLC. Lincolnway Energy's distillers grains are marketed by Gavilon Ingredients, LLC. Lincolnway Energy's revenues are derived primarily from the sale of its ethanol and distillers grains.

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

Executive Summary

Highlights for the six months ended March 31, 2015, are as follows:

•Total revenues decreased 15.5% or $11.1 million compared to the 2014 comparable period.

•Total cost of goods sold decreased 12.9% or $8.5 million, compared to the 2014 comparable period.

•Net income decreased by approximately $2.5 million to a net income of $1.5 million, compared to net income of $4.0 million for the 2014 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2015		2014		2015		2014

Revenue	$30,168	100.0%	$36,494	100.0%	$60,189	100.0%	$71,249	100.0%
Cost of goods sold	29,667	98.3%	31,444	86.2%	57,100	94.9%	65,576	92.0%
Gross profit	501	1.7%	5,050	13.8%	3,089	5.1%	5,674	8.0%
General and administrative expenses	748	2.5%	777	2.1%	1,611	2.7%	1,651	2.3%
Operating income (loss)	(247)	(0.8)%	4,273	11.7%	1,479	2.4%	4,022	5.7%
Other net income (expense)	(9)	—%	1	—%	(10)	—%	(17)	—%
Net income (loss)	$(256)	(0.8)%	$4,274	11.7%	$1,468	2.4%	$4,006	5.7%

Results of Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Revenues. Total revenues decreased by 17.3% for the three months ended March 31, 2015 from the three months ended March 31, 2014. Ethanol sales decreased by 20.0% and sales from co-products decreased by 22.2% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The change in ethanol revenue was a result of a 30.8% decrease in the price per gallon received which was partially offset by a 14.7% increase in volume for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014. The three months ended March 31, 2015 also included a $.7 million net gain for derivatives related to ethanol sales, compared to a $.2 million loss in the same quarter for the prior year.

Sales from co-products decreased by 22.2% for the three months ended March 31, 2015 from the three months ended March 31, 2014. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in dried distillers grains price generated the co-product decrease for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The average price per ton of dried distillers grain sold decreased by 35.8% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in dried distillers grains price is attributable to lower corn prices and the lower demand for distillers grains in the China market.

Cost of goods sold. Cost of goods sold decreased by 5.6% for the three months ended March 31, 2015 from the three months ended March 31, 2014. Costs decreased primarily due to lower corn costs and decreased DDG freight expense when compared to the same quarter in the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 4.4% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The three months ended March 31, 2015 corn costs also included a $.4 million net gain for derivatives relating to corn costs, compared to a $.08 million loss in the same quarter for the prior year. Corn costs represented 72.2% of cost of goods sold for the three months ended March 31, 2015 compared to 71.1% for the three months ended March 31, 2014.

Distillers grains freight decreased $1.7 million or 100% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The decrease is due to the change in distillers grains marketers in January 2014. The new DDG marketer prices all contracts freight on board from Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price received by Lincolnway Energy, which are recorded in DDG sales.

Results of Operations for the Six Months Ended March 31, 2015 as Compared to the Six Months Ended March 31, 2014

Revenues. Revenues decreased by 15.5% for the six months ended March 31, 2015 from the six months ended March 31, 2014. There was a decrease in ethanol sales of 9.2% for the six months ended March 31, 2015 from the six months ended March 31, 2014. The average price per gallon of ethanol sold decreased 18.4% for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Ethanol sales volume increased approximately 10.9% for the six months ended March 31, 2015, when compared to the six months ended March 31, 2014 which offset the decrease in revenues. The increase in sales volume in 2015 is due to higher production rates gained from the installation of the SMT and other production efficiencies. The six months ended March 31, 2015 also included a $.3 million net gain for derivatives related to ethanol sales, compared to a $.7 million loss in the prior year.

Sales from co-products decreased by 39.4% for the six months ended March 31, 2015 from the six months ended March 31, 2014. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the price of dried distillers grains generated the co-product decrease for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The average price per ton of dried distillers grain sold decreased 43.9% for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume increased by 6.4% for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. Dried distillers grain production increased for the six months ended March 31, 2015, due to increased ethanol production rates during the six months ended March 31, 2015.

Cost of goods sold. Cost of goods sold decreased by 12.9% for the six months ended March 31, 2015 from the six months ended March 31, 2014. Costs decreased primarily due to lower corn costs and reduced distillers grains freight compared to the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 14.6% for the six months ended March 31, 2015 from the six months ended March 31, 2014. The average price of corn per bushel declined 17.7% for the six months ended March 31, 2015, compared to the six months ended March 31, 2014. For the six months ended March 31, 2015, corn costs also included a $1.0 million net gain for derivatives relating to future contracts, compared to a $.2 million loss in the same quarter for the prior year. Corn costs represented 69.4% of cost of goods sold for the six months ended March 31, 2015 compared to 70.7% for the six months ended March 31, 2014.

Distillers grains freight decreased $3.0 million or 100% for the six months ended March 31, 2015 from the six months ended March 31, 2014. The decrease is due to the change in distillers grains marketers in January 2014. The new DDG marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in DDG sales.

Risks, Trends and Factors that May Affect Future Operating Results

During the six months ended March 31, 2015, the ethanol industry initially experienced weak margins which later improved as a result of a combination of factors.

•
Corn prices decreased during the three months ended March 31, 2015 as a result of the record United States corn crop in 2014. For the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, the price per bushel paid was $3.85 and $4.56, respectively.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2015 ending corn stocks of over 1.8 billion bushels, suggesting stable to lower corn prices. Somewhat higher than normal ethanol stocks continued to have a mixed effect on ethanol margins in the six months ended March 31, 2015 compared to the six months ended March 31, 2014.

•	Gasoline demand is currently higher than expected but ethanol inventories continue to be ample.

•
Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2014, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association.

Lincolnway Energy uses futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. Lincolnway Energy incorporates risk management strategies to also cover some of the risk involved with changing ethanol, natural gas and distillers market prices. Lincolnway Energy continues to monitor and works to ensure adequate supply and protection against rapid price increases for corn and natural gas and price decreases for ethanol and distillers grains.

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2015	2014
Net cash provided by operating activities	$3,131,565	$6,344,704
Net cash used in investing activities	(7,695,022)	(2,272,336)
Net cash used in financing activities	(13,692,362)	(25,888)
Net increase (decrease) in cash and cash equivalents	$(18,255,819)	$4,046,480

For the six months ended March 31, 2015, net cash provided by operating activities decreased by $3.2 million, when compared to cash provided by operating activities for the six months ended March 31, 2014. The decrease in cash provided by operating activities is primarily due to a $2.5 million decrease in net income and due to timing in working capital components.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities increased by $5.4 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase is due to payments for the front end oil separation project and process flow improvements.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $13.7 million for the six months ended March 31, 2015 compared to the six months ended March 31, 2014. The increase is due to distributions paid to members during the six months ended March 31, 2015.
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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from existing cash, the current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital exceeded $8.7 million as of March 31, 2015 and is projected to be sufficient with current cash balances and credit facilities available for the remaining of the fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Lincolnway Energy has an agreement with Gavilon to purchase all of the distillers grains produced at Lincolnway Energy's ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distillers grains in question, less certain logistics costs and a service fee.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2015 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none has been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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
In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices but the near record corn harvest in the fall of 2014 significantly lowered corn prices.
Lincolnway Energy's average gross corn cost during the three months ended March 31, 2015 was approximately $3.85 per bushel, compared to $4.47 per bushel for the three months ended March 31, 2014.
During the quarter ended March 31, 2015, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.66 per bushel for March 2015 delivery to a high of $4.08 per bushel for March 2015 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2014 ranged from a low of $4.57 per bushel for March 2014 delivery to a high of $4.95 per bushel for March 2014 delivery.
The average price Lincolnway Energy received for its ethanol during the three months ended March 31, 2015 was $1.39 per gallon, as compared to $2.01 per gallon, during the three months ended March 31, 2014.
During the quarter ended March 31, 2015, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.33 per gallon for March 2015 delivery to a high of $1.58 per gallon for March 2015 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2014 ranged from a low of $1.72 per gallon for March 2014 delivery to a high of $3.57 per gallon for March 2014 delivery.
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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended March 31, 2015 was $.4 million, as opposed to the net loss of $.08 million for the three months ended March 31, 2014.
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
Another important raw material for the production of ethanol by Lincolnway Energy is natural gas. Lincolnway Energy's cost per ton for natural gas under its current natural gas supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices and increases in transportation costs.  Lincolnway Energy's natural gas costs will therefore vary, and the variations could be material.  Lincolnway Energy's natural gas costs for the six months ended March 31, 2015 represented approximately 6.8% of Lincolnway Energy's total cost of goods sold for that period.  Lincolnway Energy switched from coal to natural gas as its fuel source in November 2014.
Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

Lincolnway Energy has loan agreements, including an irrevocable letter of credit, with the following entities, with the principal balance and interest rates indicated:

Principal Balance
Lender:	As of March 31, 2015
Farm Credit - revolving credit loan	$—
Farm Credit - revolving term loan	—
Farm Credit - revolving credit - letter of credit*	—
Iowa Department of Transportation	108,567
$108,567
* Letter of credit issued is $3,100,000

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

Item 1A. Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2014, included in our annual report on Form 10-K.

Decreasing gasoline prices could negatively impact our ability to operate profitability. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending if financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which incrased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of January 1, 2015 through March 31, 2015.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of January 1, 2015 through March 31, 2015.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of January 1, 2015 through March 31, 2015 which was not reported on a Form 8-K.

There were no material changes during the period of January 1, 2015 through March 31, 2015 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

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

LINCOLNWAY ENERGY, LLC

May 11, 2015	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 11, 2015	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2015

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