Form 10-Q
period 2015-06-30
Lincolnway Energy, LLC
filed 2015-08-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2015.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2015	September 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$250	$30,273
Cash equivalents-repurchase account	4,434,823	22,948,115
Derivative financial instruments (Note 8 and 9)	—	487,078
Trade and other accounts receivable (Note 7)	3,226,308	1,543,599
Inventories (Note 3)	4,518,651	4,738,106
Prepaid expenses and other	459,597	362,495
Total current assets	12,639,629	30,109,666

PROPERTY AND EQUIPMENT
Land and land improvements	6,944,305	6,944,305
Buildings and improvements	2,966,003	1,625,531
Plant and process equipment	91,617,259	81,268,966
Office furniture and equipment	455,736	402,406
Construction in progress	7,894,727	7,854,739
	109,878,030	98,095,947
Accumulated depreciation	(72,257,260)	(66,104,599)
Total property and equipment	37,620,770	31,991,348

OTHER ASSETS
Financing costs, net of amortization of $401,823 and $375,522	70,138	96,439
Other	777,479	550,184
Total other assets	847,617	646,623

Total assets	$51,108,016	$62,747,637

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2015	September 30, 2014
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,660,207	2,111,296
Accounts payable, related party (Note 6)	548,651	717,554
Current maturities of long-term debt (Note 5)	26,998	53,153
Current settlement payable, related party (Note 6)	425,000	—
Derivative financial instruments (Note 8 and 9)	141,366	—
Accrued expenses	1,241,321	1,738,131
Total current liabilities	5,043,543	4,620,134

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	54,853	81,851
Settlement payable, net of current amount, related party (Note 6)	—	425,000
Deferred revenue	913,044	925,000
Other	450,000	450,000
Total noncurrent liabilities	1,417,897	1,881,851

COMMITMENTS AND CONTINGENCY (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	5,656,471	17,255,547
Total members' equity	44,646,576	56,245,652

Total liabilities and members' equity	$51,108,016	$62,747,637

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$29,047,061	$38,991,719	89,236,048	110,240,856

Cost of goods sold (Note 7)	27,783,975	30,197,217	84,883,514	95,772,846

Gross profit	1,263,086	8,794,502	4,352,534	14,468,010

General and administrative expenses	667,769	988,111	2,278,704	2,639,235

Operating income	595,317	7,806,391	2,073,830	11,828,775

Other income (expense):
Interest income	3,754	5,644	18,988	11,095
Interest expense	(265)	(16,509)	(25,969)	(38,720)
	3,489	(10,865)	(6,981)	(27,625)

Net income	$598,806	$7,795,526	$2,066,849	$11,801,150

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income per unit - basic and diluted	$14.24	$185.39	$49.15	$280.65

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2015	June 30, 2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,066,849	$11,801,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,182,045	5,563,697
(Gain) on sale or disposal of property and equipment	—	(70,367)
Changes in working capital components:
Derivative financial instruments	628,444	(1,084,641)
Trade and other accounts receivable	(1,682,709)	670,485
Inventories	219,455	(193,417)
Prepaid expenses and other	(324,397)	35,969
Accounts payable	226,706	(84,414)
Accounts payable, related party	(168,903)	(117,327)
Settlement fee payable, related party	—	(425,000)
Accrued expenses	(489,688)	625,349
Net cash provided by operating activities	6,657,802	16,721,484

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,482,039)	(4,657,834)
Proceeds from sale of equipment	—	80,000
Purchase of investments	—	(3,082)
Net cash (used in) investing activities	(11,482,039)	(4,580,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Members distributions	(13,665,925)	—
Payments on long-term borrowings	(53,153)	(52,049)
Net cash (used in) financing activities	(13,719,078)	(52,049)

Net increase (decrease) in cash and cash equivalents	(18,543,315)	12,088,519

CASH AND CASH EQUIVALENTS
Beginning	22,978,388	1,936,800
Ending	$4,435,073	$14,025,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest (capitalized interest 2015 - $12,521, 2014 - none)	$2,569	$34,756

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$781,573	$1,102,324
Construction in progress included in accrued expenses	15,212	2,621
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

Basis of presentation and other information: The balance sheet as of September 30, 2014 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2015 and for the three months and nine months ended June 30, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2014 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company periodically invests excess cash in a bank overnight reverse repurchase account, which totaled approximately $4.4 million and $22.9 million at June 30, 2015 and September 30, 2014, respectively. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank's total obligations under the agreements.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful account balance as of June 30, 2015 and September 30, 2014.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Ethanol, net of hedging gain (loss)	$21,618,704	$31,119,465	$69,752,824	$83,000,282
Distillers Grains	6,315,359	6,958,254	16,817,942	24,802,780
Other	1,112,998	914,000	2,665,282	2,437,794
Total	$29,047,061	$38,991,719	$89,236,048	$110,240,856

Note 3.    Inventories

Inventories consist of the following as of:

	June 30, 2015	September 30, 2014

Raw materials, including corn, chemicals and supplies	$3,067,216	$2,525,462
Work in process	764,017	770,759
Ethanol and distillers grains	687,418	1,441,885
Total	$4,518,651	$4,738,106

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $3.6 million as of June 30, 2015). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.20%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .30% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on September 1, 2015. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loanas of June 30, 2015 and September 30, 2014. The Company is currently in discussions to extend the revolving credit loan.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.45%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2019. There are no outstanding borrowings on the revolving term loan at June 30, 2015 and September 30, 2014.

Note 6.    Related-Party Transactions

The Company has recorded a settlement payable of $425,000 at June 30, 2015 to Heart of Iowa Coop (HOIC), dba Key Cooperative, a member of the Company, related to the termination of an agreement related to corn origination. Payments of $425,000 are due annually with interest at 3.25% ,with the final payment due on October 10, 2015.

The Company had the following related-party activity with members during the three and nine months ended June 30,:

Corn Commitment as of:
June 30, 2015

	Corn Forward Purchase Commitment	Basis Corn Commitment Bushels	Commitment Through	Amount Due
Key	$98,227	950,000	June 2015	$118,910
Heartland	$291,213	900,000	June 2015	$41,513
Mid Iowa	$352,604	400,000	June 2015	$84,447
Other	$4,082,986	5,000	May 2016	$303,781

Corn Purchased:
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Key	$2,834,235	$3,349,766	$10,024,042	$9,829,017
Heartland	$2,842,166	$6,492,536	$8,694,760	$12,870,130
Mid Iowa	$4,113,282	$2,887,476	$9,315,621	$13,874,284
Other	$2,172,747	$2,049,447	$7,861,470	$6,241,304

In addition to the above, the Company has made miscellaneous purchases from Key amounting to $15,611 and $68,631 for the three months and nine months ended June 30, 2015, respectively. There were miscellaneous purchases from Key amounting to $53,112 and $105,207, respectively, for the three months and nine months ended June 30, 2014.

Note 7.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this entity were $21,672,068 and $69,461,557, respectively, for the three

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

and nine months ended June 30, 2015. Revenues with this entity were and , respectively, for the three and nine months ended June 30, 2014. Trade accounts receivable of $1,799,767 was due from this entity as of June 30, 2015. As of June 30, 2015, the Company has ethanol unpriced sales commitments with this entity of approximately 21.7 million gallons through March, 2016.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing the distillers grains produced by the Company. Revenues with this entity were $6,315,359 and $16,817,942, respectively, for the three and nine months ended June 30, 2015. Revenues with this entity were $6,958,254 and $9,223,317 for both the three and nine months ended June 30, 2014. Trade accounts receivable of $1,031,569 was due from this entity as of June 30, 2015. The Company has distiller's grain sales commitments with this entity of approximately 17,175 tons, for a total sales commitment of approximately $2.5 million.

As of June 30, 2015, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $4.4 million. These contracts mature at various dates through May 2016.
On April 17, 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. The Company also assigned a $3.1 million irrevocable standby letter of credit to the party to stand as security for the Company's obligation under the agreement. As per the agreement, the letter of credit was reduced as the Company made payments. The revised letter of credit amount as of June 30, 2015 was $2,996,500.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2015	September 30, 2014
Derivative assets - corn contracts	674,912	$878,463
Derivative assets - ethanol contracts	134,064	420,709
Derivative liabilities - corn contracts	(1,574,131)	(268,394)
Derivative liabilities - ethanol contracts	(285,537)	—
Derivative liabilities - natural gas contracts	(1,690)	—
Cash held by (due to) broker	911,016	(543,700)
Total	$(141,366)	$487,078

The effects on operating income from derivative activities is as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$134,858	$(27,300)	$863,936	$(760,673)
Unrealized (loss)	(188,223)	(15,057)	(572,670)	(15,057)
Total effect on revenues	(53,365)	(42,357)	291,266	(775,730)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	277,255	380,099	1,576,211	158,376
Unrealized gain (loss)	(1,213,675)	904,512	(1,508,800)	907,550
Total effect on corn cost	(936,420)	1,284,611	67,411	1,065,926
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	6,550	—	63,360	—
Unrealized gain (loss)	16,310	—	(4,610)	—
Total effect on natural gas cost	22,860	—	58,750	—
Total effect on cost of good sold	$(913,560)	$1,284,611	$126,161	$1,065,926
Total gain (loss) due to derivative activities	$(966,925)	$1,242,254	$417,427	$290,196

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$808,976	$808,976	$—	$—

Liabilities, derivative financial instruments	$1,861,358	$1,861,358	—	—

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,299,172	$1,299,172	$—	$—

Liabilities, derivative financial instruments	$268,394	$268,394	—	—

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements and Industry and Market Data

Various discussions and statements in this Item and other sections of this quarterly report are or contain forward looking statements that express Lincolnway Energy's current beliefs, forecasts, projections and predictions about future events. All statements other than statements of historical fact are forward looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning ethanol prices, distillers grain prices, corn prices, gas prices, operations, capital needs and cash flow; investment, business, growth, joint venture, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections, predictions and statements of expectation. Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "future," "strategy," "potential," "predicts,"

"projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

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

Executive Summary

Highlights for the nine months ended June 30, 2015, are as follows:

•Total revenues decreased 19.1%, or $21 million, compared to the 2014 comparable period.

•Total cost of goods sold decreased 11.4%, or $10.9 million, compared to the 2014 comparable period.

•Net income was $2.1 million, which was a decrease of approximately $9.7 million when compared to net income of $11.8 million for the 2014 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in Lincolnway Energy's statement of operations for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2015		2014		2015		2014

Revenue	$29,047	100.0%	$38,992	100.0%	$89,236	100.0%	$110,241	100.0%
Cost of goods sold	27,784	95.7%	30,197	77.4%	84,884	95.1%	95,773	86.9%
Gross profit	1,263	4.3%	8,795	22.6%	4,353	4.9%	14,468	13.1%
General and administrative expenses	668	2.3%	988	2.5%	2,279	2.6%	2,639	2.4%
Operating income	595	2.0%	7,807	20.1%	2,074	2.3%	11,829	10.7%
Other income (expense), net	3	—%	(11)	—%	(7)	—%	(28)	—%
Net income	$599	2.0%	$7,796	20.1%	$2,067	2.3%	$11,801	10.7%

Results of Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Revenues. Total revenues decreased by 25.5% for the three months ended June 30, 2015 from the three months ended June 30, 2014. Ethanol sales decreased by 30.5% and sales from co-products decreased by 9.0% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The change in ethanol revenue was a result of a 36.0% decrease in the price per gallon received, which was partially offset by a 7.2% increase in volume for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014.

Sales from co-products decreased by 9.0% for the three months ended June 30, 2015 from the three months ended June 30, 2014. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in dried distillers grains price, offset by an increase in DDG tons sold, generated the co-product decrease for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The average price per ton of dried distillers grain sold decreased by 23.6% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in dried distillers grains price is attributable to lower corn prices and the lower demand for distillers grains in the China market. DDG tons sold increased by 18.0%.

Cost of goods sold. Cost of goods sold decreased by 8.0% for the three months ended June 30, 2015 from the three months ended June 30, 2014. Costs decreased primarily due to lower corn costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 7.4% for the three months ended June 30, 2015 from the three months ended June 30, 2014. The three months ended June 30, 2015 corn costs also included a $.9 million net loss for derivatives relating to corn costs, compared to a $1.3 million gain in the same quarter for the prior year. Corn costs represented 71.5% of cost of goods sold for the three months ended June 30, 2015, compared to 71.2% for the three months ended June 30, 2014.

Results of Operations for the Nine Months Ended June 30, 2015 as Compared to the Nine Months Ended June 30, 2014

Revenues. Revenues decreased by 19.1% for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. There was a decrease in ethanol sales of 17.1% for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. The average price per gallon of ethanol sold decreased 24.9% for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Ethanol sales volume increased approximately 9.7% for the nine months ended June 30, 2015, when compared to the nine months ended June 30, 2014, which offset the decrease in price. The increase in sales volume in 2015 is due to higher production rates gained from the installation of the SMT and other production efficiencies.

Sales from co-products decreased by 30.6% for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and CO2. A decrease in the price of dried distillers grains generated the co-product decrease for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The average price per ton of dried distillers grain sold decreased 37.6% for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The decrease in dried distillers grains price is attributable to lower corn prices. Dried distillers grain sales volume increased by 9.9% for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. Dried distillers grain production increased for the nine months ended June 30, 2015, due to increased ethanol production rates during the nine months ended June 30, 2015.

Cost of goods sold. Cost of goods sold decreased by 11.4% for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. Costs decreased primarily due to lower corn costs, reduced denaturant costs and reduced distillers grains freight compared to the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by 12.3% for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. The average price of corn per bushel declined 20.5% for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. For the nine months ended June 30, 2015, corn costs also included a $.07 million net gain for derivatives relating to future contracts, compared to a $1.1 million gain in the same period for the prior year. Corn costs represented 70.1% of cost of goods sold for the nine months ended June 30, 2015, compared to 70.9% for the nine months ended June 30, 2014.

Ingredient costs decreased by 14.6%, or $.8 million, for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. The decrease is primarily due to a decrease in the price of denaturant.

Distillers grains freight decreased $3.0 million, or 100%, for the nine months ended June 30, 2015 from the nine months ended June 30, 2014. The decrease is due to the change in distillers grains marketers in January 2014. The new DDG marketer prices all contracts freight on board to Lincolnway Energy. The shipping charges are the responsibility of the buyer and netted against the price to Lincolnway Energy, which are recorded in DDG sales.

Risks, Trends and Factors that May Affect Future Operating Results

During the nine months ended June 30, 2015, the ethanol industry initially experienced weak margins which later modestly improved during the first calendar quarter of 2015, only to dip during the second quarter of 2015. This was the result of a combination of factors including the following:

•
Corn prices declined during the nine month period ended June 30, 2015 as a result of the record United States corn crop in 2014. However the corn price rapidly accelerated upward during the final two weeks of June due to extremely wet weather in much of the corn growing areas. For the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, the price per bushel paid was $3.66 and $4.90, respectively.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2015 ending corn stocks of just under 1.8 billion bushels, suggesting stable to lower corn prices. Modestly higher than normal ethanol stocks exerted a mixed effect on ethanol margins in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014.

•	Gasoline demand is currently higher than expected but ethanol inventories continue to be adequate.

•
Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2014, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association. However, due to a changing exchange rate, ethanol imports into the U.S. from Brazil are expected to increase modestly.

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

Liquidity and Capital Resources

The following table summarizes Lincolnway Energy's sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2015	2014
Net cash provided by operating activities	$6,657,802	$16,721,484
Net cash used in investing activities	(11,482,039)	(4,580,916)
Net cash used in financing activities	(13,719,078)	(52,049)
Net increase (decrease) in cash and cash equivalents	$(18,543,315)	$12,088,519

For the nine months ended June 30, 2015, net cash provided by operating activities decreased by $10.1 million, when compared to net cash provided by operating activities for the nine months ended June 30, 2014. The decrease in cash provided by operating activities is primarily due to a $9.7 million decrease in net income and due to timing in working capital components.

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities increased by $6.9 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The increase is due to payments for the front end oil separation project and process flow improvements.

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $13.7 million for the nine months ended June 30, 2015, compared to the nine months ended June 30, 2014. The increase is due to distributions paid to members during the nine months ended June 30, 2015.
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

Based on the financial projections prepared by management, Lincolnway Energy anticipates that it will have sufficient cash from existing cash, the current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $7.6 million as of June 30, 2015 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor the liquidity position on a weekly basis.

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

Lincolnway Energy has an agreement with Gavilon to purchase all of the distillers grains produced at Lincolnway Energy's ethanol plant. The purchase price payable to Lincolnway Energy is the corresponding price being paid to Gavilon for the distillers grains in question, less certain logistics costs and a service fee.

Derivative Instruments

Lincolnway Energy enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the June 30, 2015 balance sheet at their fair value. Although Lincolnway Energy believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in Lincolnway Energy's financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and forward contracts, market is based on current replacement values, except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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
In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers.  Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply.  If Lincolnway Energy's corn costs were to increase $.10 per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices, but the near record corn harvest in the fall of 2014 significantly lowered corn prices.
Lincolnway Energy's average gross corn cost during the three months ended June 30, 2015 was approximately $3.66 per bushel, compared to $4.90 per bushel for the three months ended June 30, 2014.
During the quarter ended June 30, 2015, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.47 per bushel for July 2015 delivery to a high of $4.25 per bushel for July 2015 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2014 ranged from a low of $4.22 per bushel for July 2014 delivery to a high of $5.25 per bushel for July 2014 delivery.
The average price Lincolnway Energy received for its ethanol during the quarter ended June 30, 2015 was $1.51 per gallon, as compared to $2.36 per gallon, during the quarter ended June 30, 2014.
During the quarter ended June 30, 2015, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.49 per gallon for July 2015 delivery to a high of $1.67 per gallon for July 2015 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2014 ranged from a low of $1.98 per gallon for July 2014 delivery to a high of $2.27 per gallon for July 2014 delivery.
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

Although Lincolnway Energy intends its futures and option positions to accomplish an economic hedge against Lincolnway Energy's future purchases of corn or futures sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn and natural gas positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, Lincolnway Energy's net loss on corn derivative financial instruments that was included in its cost of goods sold for the three months ended June 30, 2015 was $.9 million, as opposed to the gain of $1.3 million for the three months ended June 30, 2014.
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
Another important raw material for the production of ethanol by Lincolnway Energy is natural gas. Lincolnway Energy's cost per ton for natural gas under its current natural gas supply agreement is subject to various fixed and periodic adjustments based on factors that are outside of the control of Lincolnway Energy's management. The factors include changes in certain inflation type indices and increases in transportation costs.  Lincolnway Energy's natural gas costs will therefore vary, and the variations could be material.  Lincolnway Energy's natural gas costs for the three months ended June 30, 2015 represented approximately 5.0% of Lincolnway Energy's total cost of goods sold for that period.  Lincolnway Energy switched from coal to natural gas as its fuel source in November 2014.

Interest Rate Risk

Lincolnway Energy has various outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

Lincolnway Energy has loan agreements, including an irrevocable letter of credit, with Farm Credit.

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

Item 1A. Risk Factors.

The risk factors as previously disclosed in Lincolnway Energy's form 10-K for the fiscal year ended September 30, 2014 continue to apply to Lincolnway Energy and its business. The following risks could also significantly and adversely affect Lincolnway Energy's prospects, business, results of operations and financial conditions:

Decreasing gasoline prices could negatively impact our ability to operate profitability. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline, which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline, which has reduced the spread between the price of gasoline and the price of ethanol, which in turn could discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant, which could decrease the value of our units.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Lincolnway Energy did not sell any membership units during the period of April 1, 2015 through June 30, 2015.

None of Lincolnway Energy's membership units were purchased by or on behalf of Lincolnway Energy or any affiliated purchaser (as defined in Rule 10b-18(a)(3) of the Exchange Act) during the period of April 1, 2015 through June 30, 2015.

Item 3.    Defaults Upon Senior Securities.

No disclosures are required to be made by Lincolnway Energy under this Item.

Item 4.     Mine Safety Disclosures.

This Item is not applicable to Lincolnway Energy.

Item 5.    Other Information.

There was no information required to be disclosed in a report on Form 8-K during the period of April 1, 2015 through June 30, 2015 which was not reported on a Form 8-K.

There were no material changes during the period of April 1, 2015 through June 30, 2015 to the procedures by which the members of Lincolnway Energy may recommend nominees to Lincolnway Energy's board.

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

LINCOLNWAY ENERGY, LLC

August 11, 2015	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 11, 2015	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2015

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