Form 10-K
period 2015-09-30
Lincolnway Energy, LLC
filed 2015-12-18
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $41,076,360 as of March 31, 2015. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $1,048 book value per-unit as of March 31, 2015.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2015 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2016 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2015

Certification of President and Chief Executive Officer.	E-1
Certification of Director of Finance.	E-2
Section 1350 Certification of President and Director of Finance.	E-3
Section 1350 Certification of Director of Finance.	E-4

CAUTIONARY STATEMENTS ON FORWARD LOOKING STATEMENTS

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
Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of Lincolnway Energy and its management.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy’s various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy’s operations or financial condition;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements; and

•	Volatile commodity and financial markets.

i

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in the Company’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  Lincolnway Energy is not under any obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.  The forward-looking statements contained in this Form 10-K are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I

Item 1.    Business.

General Overview

Lincolnway Energy, LLC (“Lincolnway Energy” or the “Company”) is an Iowa limited liability company that operates a dry mill ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distiller’s grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller’s grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 30% above the nameplate production capacity. Lincolnway Energy operated its plant at approximately18% over nameplate capacity during the fiscal year ended September 30, 2015.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 8,500 tons of corn oil per year at the plant.

EPCO Carbon Dioxide Products, Inc. has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  EPCO markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will sell approximately 74,500 tons of carbon dioxide per year.

Lincolnway Energy does not anticipate that sales of corn oil and carbon dioxide will be material sources of revenue for Lincolnway Energy, but Lincolnway Energy was able to implement the processes to collect corn oil and carbon dioxide on an economical basis and Lincolnway Energy does not have significant operating costs related to those processes.

During the fiscal year ended September 30, 2015, the Lincolnway Energy board of directors declared two distributions to its members; one on December 8, 2014 in the amount of $325 per unit, resulting in an aggregate distribution of $13,665,925 to its members and another on September 18, 2015 in the amount of $100 per unit resulting in an aggregate distribution of $4,204,900 to its members.

Financial Information

Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about Lincolnway Energy’s revenue, profit and loss measurements and total assets and liabilities, and “Item 8 - Financial Statements and Supplementary Data” for its financial statements and supplementary data.

Principal Products and Their Distribution Markets

Lincolnway Energy's principal products are fuel grade ethanol and distiller’s grains. In addition, Lincolnway Energy is extracting corn oil for sale and capturing a portion of the raw carbon dioxide produced for sale. The table below shows the approximate percentage of Lincolnway Energy’s total revenue which is attributed to each of its products during the last three fiscal years.

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013

Ethanol	78%	78%	73%
Distiller’s Grain	19%	20%	25%
Corn Oil	<2%	<2%	<2%
Carbon Dioxide	<1%	<1%	<1%

Ethanol

Lincolnway Energy’s primary product is fuel grade ethanol which it produces from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.
Lincolnway Energy entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. effective January 1, 2013. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy. Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The agreement has a two year term, and will be renewed for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current two year term. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy. On October 2, 2015, Eco-Energy and Lincolnway Energy entered into another agreement under substantially the same terms. The term of this new agreement commences on January 1, 2016 and continues until September 30, 2018.

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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 175 tank rail cars that are used for transporting ethanol. The scheduled term of the leases goes to September 2016 for 100 cars, May 2018 for 15 cars, March 2019 for 15 cars, March 2020 for 15 cars and June 2021 for 30 cars.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2015, however, by approximately 18%, with about 58,906,605 gallons of ethanol produced during that period, and with an average daily production of 163,236 gallons. This is a .6% increase from the prior fiscal year.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2016.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2015, 2014 and 2013 accounted for approximately 78%, 78% and 73% respectively, of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2016 will account for approximately 75% of Lincolnway Energy's total revenues for that fiscal year.

Distiller’s Grains

Lincolnway Energy's other primary product is distiller’s grains, which is a byproduct of the ethanol production process.  Distiller’s grains are the solids that are left after the processing and fermentation of corn into ethanol.  Distiller’s grains are a high protein feed supplement that are marketed primarily in the swine, dairy and beef industries.  Distiller’s grains can also be used in poultry and other livestock feed.

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distiller’s grains and dried distiller’s grains.  Wet distiller’s grain contains approximately 60% moisture, and has a shelf life of approximately ten days.  Wet distiller’s grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distiller’s grain is wet distiller’s grain that has been dried to 10% to 12% moisture.  Dried distiller’s grain has an extended shelf life and may be sold and shipped to any market.

Until December 31, 2013, Lincolnway Energy sold all of its distiller’s grains to Hawkeye Gold, LLC under a Distiller’s Grains Marketing Agreement between Lincolnway Energy and Hawkeye Gold. Lincolnway Energy and Hawkeye Gold mutually agreed to terminate the agreement effective as of December 31, 2013 at the request of Lincolnway Energy. Under this prior marketing agreement, Lincolnway Energy paid Hawkeye Gold, LLC a marketing fee for dried distiller’s grains and wet distiller’s grains. The fee for dried distiller’s grains was a set percentage of the FOB plant price, but with both a specified maximum and minimum per short ton price. The fee for wet distiller’s grains was also a set percentage of the FOB plant price, but with a specified maximum per short ton price.

In connection with the termination of its marketing agreement with Hawkeye Gold, Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC effective January 1, 2014. Under this agreement, Gavilon is required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price will be the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon must use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions. The agreement can be terminated after its initial one year term by either Lincolnway Energy or Gavilon on a 60 days prior written notice. The agreement can also be terminated for an uncured breach of the Agreement and in the event of the bankruptcy or other similar circumstances with respect to Lincolnway Energy or Gavilon.

Lincolnway Energy is dependent upon its distiller’s grains marketing agreement with Gavilon for the marketing and sale of Lincolnway Energy's distiller’s grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Gavilon or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of distiller’s grains are individuals or companies involved in dairy, beef or other livestock production.  Lincolnway Energy anticipates that approximately 7% of its distiller’s grains will be locally marketed to nearby livestock producers, but Lincolnway Energy’s distiller’s grains marketer controls the marketing of all of Lincolnway Energy's distiller’s grains.

Lincolnway Energy's primary means of shipping and distributing distiller’s grain is by rail and truck.  Local livestock producers are also able to pick up distiller’s grains directly from the ethanol plant. Lincolnway Energy leases 105 hopper rail cars which are used for transporting distiller’s grains. Lincolnway Energy has two leases for the hopper rail cars that will expire in October 2016 and June 2019.

Lincolnway Energy produced 153,833 tons of distiller’s grains during the fiscal year ended September 30, 2015, or approximately 12,819 tons of distiller’s grains per month.  The composition of the distiller’s grains was approximately 5% wet distiller’s grains and 95% dried distiller’s grains. Dried distiller’s production increased approximately 2.3% from the prior fiscal year.

Lincolnway Energy anticipates producing distiller’s grains at a similar rate or higher during the fiscal year ending September 30, 2016.

Lincolnway Energy's revenues from the sale of distiller’s grains during the fiscal years ended September 30, 2015, 2014 and 2013 accounted for approximately 19%, 20% and 25%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from the syrup that is generated in the production of ethanol. Lincolnway Energy had an agreement with FEC Solutions, L.L.C. (“FEC”), until October 1, 2014, under which FEC purchased all of Lincolnway Energy's output of corn oil for resale by FEC. Lincolnway Energy paid FEC a marketing and technical assistance fee of a set percentage of the FOB sales price of the corn oil, but the fee was lowered or waived during some periods. Lincolnway Energy terminated the agreement with FEC on October 1, 2014.

Lincolnway Energy now markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.
Lincolnway Energy estimates that it will produce and sell approximately 8,500 tons of corn oil per year at the plant.  Lincolnway Energy does not, however, anticipate that corn oil will be a material product of Lincolnway Energy. Lincolnway Energy’s corn oil sales were approximately $2,300,000, $2,700,000 and $3,300,000 respectively, for the fiscal years ended September 30, 2015, 2014 and 2013, which represented less than 2% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's oil sales decreased approximately 11% during the fiscal year ended September 30, 2015 when compared to the prior fiscal year. The decrease was primarily due to reduced market price.

Carbon Dioxide

Lincolnway Energy has a Carbon Dioxide Purchase and Sale Agreement and a related Non-Exclusive CO2 Facility Site Lease Agreement with EPCO Carbon Dioxide Products, Inc. (“EPCO”).  Under those agreements, EPCO maintains a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.

EPCO also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by EPCO for the raw carbon dioxide provided by Lincolnway Energy is based upon EPCO shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires EPCO to purchase, during each contract year, the greater of a specified number of shipped tons per day or a percentage of the annual liquid carbon dioxide production capacity of the EPCO plant at full capacity.  The annual liquid carbon dioxide production capacity of the EPCO plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by EPCO during the contract year. The term of the marketing agreement with EPCO is ten years from the date on which liquid carbon dioxide was first produced at the plant, which was during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement. EPCO is required to remove the plant and related equipment following any termination of the agreement.

EPCO is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy contemplates will be by truck.

Lincolnway Energy estimates it will sell approximately 74,500 tons of carbon dioxide per year to EPCO. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to EPCO will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

Principal Product Markets
As described above in the section entitled “Principal Products and Their Distribution Methods,” Lincolnway Energy markets and distributes all of its ethanol and distiller’s grains through third party marketers.  Lincolnway Energy’s ethanol and distiller’s grains are primarily sold in the domestic market; however, as markets allow, its products can be and have been sold in the export markets.
Over the past fiscal year, United States exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, a strong U.S. Dollar is another example of a force that may negatively impact ethanol exports from the United States.

As distiller’s grains become more accepted as an animal feed throughout the world, distiller’s grains exporting may increase. The United States ethanol industry exported a significant amount of distiller’s grains to China and Mexico during Fiscal 2015 with South Korea and Vietnam also receiving notable amounts; however, exports of distiller’s grains weakened towards the end of Fiscal 2015. A new registration requirement for Chinese importers of distiller’s grains which went into effect on September 1, 2015 and other uncertainties over trade with China may result in a further decline in demand for distiller’s grains requiring United States producers to seek out alternatives markets.
Lincolnway Energy expects its third party marketing agents to explore all markets for its products, including export markets, and believes that there is some potential for increased international sales of its products. However, due to high transportation costs, and the fact that Lincolnway Energy is not located near a major international shipping port, Lincolnway Energy expects the majority of its ethanol and distiller’s grains to continue to be marketed and sold domestically.
As described above in the section entitled “Principal Products and Their Distribution Methods,” Lincolnway Energy sells carbon dioxide to EPCO and Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers in the domestic market.

Sources and Availability of Raw Materials

Corn

The principal raw material necessary to produce ethanol, distiller’s grain and corn oil is corn. Lincolnway Energy is significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, Lincolnway Energy cannot predict the future price of corn. Because the market price of ethanol is not directly related to corn prices, Lincolnway Energy, like most ethanol producers, is not able to compensate for increases in the cost of corn through adjustments in its prices for its ethanol although Lincolnway Energy does see increases in the prices of its distiller’s grain during times of higher corn prices. However, given that ethanol sales comprise over a majority of Lincolnway Energy’s revenues, the inability of the Company to adjust its ethanol prices can result in a negative impact on its profitability during periods of high corn prices.

Lincolnway Energy estimates that it will utilize approximately 20,400,000 bushels of corn per year at its ethanol plant, or approximately 1,700,000 bushels per month, assuming production at a capacity of approximately 57,750,000 gallons of ethanol per year.
Lincolnway Energy's ethanol plant is located in Nevada, Iowa, which is located in Story County. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant.  There is not, however, any assurance that Lincolnway Energy will be able to purchase sufficient corn supplies from Story County or regarding the supply or availability of corn given the numerous factors that affect the supply and price for corn.

On November 10, 2015, the United States Department of Agriculture (the “USDA”) released a report estimating the 2015/2016 corn crop at 13.6 billion bushels with yields averaging 169.3 bushels per acre. These projections are slightly lower than the 2014/2015 estimates which represented record corn yield and production in the United States. The USDA also forecasted the area harvested for corn at 80.7 million acres which is slightly less than the 83.1 million acres harvested in the USDA report for 2014/2015.
Lincolnway Energy’s management expects that corn prices will continue to remain lower through the first two quarters of the fiscal year ended September 30, 2016 as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, due to circumstances not foreseen by the Company, unless Lincolnway Energy can increase the price it receives for its ethanol and distiller’s grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.
Lincolnway Energy originates its corn needs in house and procures corn from various sources which is delivered to the plant by truck. Lincolnway Energy has corn storage capabilities for approximately 10 days of continuous ethanol production.

Lincolnway Energy purchased 21,220,985 bushels of corn during the fiscal year ended September 30, 2015, and, respectively, 20,342,604 and 20,215,430 bushels during the fiscal years ended September 30, 2014 and 2013.

Energy and Water Requirements
The production of ethanol is an energy intensive process which uses significant amounts of electricity and natural gas as a heat source.  Presently, about 24,000 BTUs of energy are required to produce a gallon of ethanol.  It is Lincolnway Energy’s goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of wet distiller’s grains as compared to dry distiller’s grains. The Company’s investment in the conversion from a coal fired plant to a natural gas plant is one example of the Company’s commitment to energy efficiency and the environment.
Natural Gas

During November 2014, Lincolnway Energy converted from a coal fired plant to a natural gas plant. The Company has pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural

Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.5 million MMBTUs of natural gas for $6.6 million during the fiscal year ended September 30, 2015.

Lincolnway Energy is also exploring the possibility of repurposingits combustor for the best use.

Electricity and Water

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

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller’s grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy and tracks owned by the Union Pacific.  Lincolnway Energy has agreements with the Union Pacific Railroad regarding the use of its railroad tracks.

Technology Changes

Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for Lincolnway Energy's ethanol plant.    For example, Lincolnway Energy used coal as the source for process heat energy during fiscal year 2014. This put Lincolnway Energy at a cost disadvantage to other dry grind ethanol producers. Through collaboration between two entities and a natural gas line provider, Lincolnway Energy brought natural gas supply to Lincolnway Energy's plant. In addition to the cost benefits of running natural gas, Lincolnway Energy has realized other potential benefits such as reduced energy usage, reduced environmental compliance cost, and reduced fly ash disposal cost.

In April 2014, Lincolnway Energy installed a Selective Milling Technology (SMT) machine. The SMT allows a more uniform and consistent feedstock giving the Company more consistent production. In the spring of 2015, Lincolnway Energy installed a front end oil extraction process as well as a third corn oil centrifuge for thin stillage. These improvements allow the Company to maximize corn oil production. In October 2015, the Company installed some additional technology that separates fermentable starches and sugars. These efficiencies increase yields and the reliability of the plant.

Lincolnway Energy also continues to monitor technological developments in the industry, such as those purported to increase operating or production efficiencies.

Competition

Domestic Ethanol Competitors

Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices, including during the 2012 drought. According to the Renewable Fuels Association, as of October 30, 2015, there were 213 ethanol plants in the United States capable of producing 15.5 billion gallons and one additional plant under expansion or construction with capacity to produce an additional 5 million gallons. However, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is idled.

The top five producers account for approximately 40% of production.  Lincolnway Energy is in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than Lincolnway Energy has. In addition, Lincolnway Energy believes that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production.

Lincolnway Energy is at a competitive disadvantage compared to the oil companies and its larger competitors who have greater production capacity, greater access to capital and other financial resources, multiple ethanol plants that may help them achieve certain efficiencies and other benefits that Lincolnway Energy cannot achieve with one ethanol plant or may be able to operate at times when it is unprofitable for Lincolnway Energy to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which Lincolnway Energy is unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over Lincolnway Energy.
Foreign Competition
The ethanol industry continues to face increasing competition from international suppliers of ethanol. International suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Many of these international suppliers are companies with much greater resources than Lincolnway Energy with greater production capacities.

Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. In 2014, 14.4 billion gallons of conventional biofuels blending was mandated by the Renewable Fuel Standard, when U.S. ethanol production was 14.3 billion gallons. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 2.0 billion gallons of advanced biofuels. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. Energy Information Administration (“EIA”) data shows ethanol imports from Brazil fell to 675 thousand barrels in the first eight months of calendar 2015 from 1,018 thousand barrels in the first eight months of calendar 2014.

Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Competition and Smaller Competitors

Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Iowa Renewable Fuels Association, as of September 2015, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 3.82 billion gallons of ethanol.

In addition, smaller competitors also pose a threat. Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry; although Lincolnway Energy believes that smaller ethanol plants may have increasing difficulty in competing with larger plants over the longer term and if the volatile market conditions of the last few years continue. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.

Competition from Alternative Renewable Fuels

Lincolnway Energy anticipates increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants some of which are working with the U.S. Department of Energy and have received grant funds. Although those plants have faced some financial and technological issues, cellulosic ethanol plants have been developed and Lincolnway Energy believes the production of ethanol from these types of sources will become economical at some point in the future.

As discussed elsewhere in this annual report, DuPont Danisco Cellulosic Ethanol, LLC purchased approximately 59 acres of real estate from Lincolnway Energy and has constructed a cellulosic ethanol plant on the real estate. Lincolnway Energy's plant is not designed to produce ethanol from cellulosic stocks, and Lincolnway Energy does not contemplate converting its plant to produce ethanol from cellulosic stocks. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for Lincolnway Energy’s product or result in competitive disadvantages for its ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, the Company may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact Lincolnway Energy’s profitability.
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

Distiller’s Grain Competition

Ethanol plants in the Midwest produce the majority of distiller’s grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2015 (the “RFA 2015 Outlook”), ethanol plants produced more than 39 million metric tons of distiller’s grains and other animal feed in 2014.  The Company competes with other producers of distiller’s grains products both locally and nationally.
The primary customers of distiller’s grains are dairy and beef cattle, according to the RFA 2015 Outlook. In recent years, an increasing amount of distiller’s grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distiller’s grains; however, no assurance can be given that these markets will in fact expand, or if they do, that the Company will benefit from such expansion.
The market for distiller’s grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distiller’s grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distiller’s grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distiller’s grains contain nutrients, fat content, and fiber that Lincolnway Energy believes will differentiate its distiller’s grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than Lincolnway Energy does and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs.
Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
On February 3, 2010, the EPA implemented new regulations governing the RFS which are referred to as “RFS2.” The RFS2 requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations (“EPA Proposed Rule”) which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. The public comment period on the proposed rules was open through July 27, 2015. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “EPA Final Rule”). The following chart sets forth the statutory volumes, the EPA Proposed Rule volumes for 2014, 2015 and 2016 (in billion gallons) and the EPA Final Rule volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	EPA Proposed Rule	15.93	13.25
	EPA Final Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Proposed Rule	16.30	13.40
	EPA Final Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Proposed Rule	17.40	14.00
	EPA Final Rule	18.11	14.50

Although the EPA Final Rule increased the volume requirements over the requirements proposed in the EPA Proposed Rule, the final volume requirements are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.
Based on the final regulations, the Company believes its plant, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.   However, expansion of the plant will require the Company to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at the plant, Lincolnway Energy may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distiller’s grains.
Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that the Company produces.

Due primarily in response to the drought conditions experienced in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the

EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills failed to make it out of congressional committee and were not enacted into law. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and the Company’s business operations.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, are subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117 tank car and establishes a schedule beginning in May 2017 to retrofit or replace older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT-111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols.

On September 10, 2015, the Food & Drug Administration announced that the “Preventive Controls for Human Food” rule and “Preventive Controls for Animal Food” rules are now final. While the Company is still reviewing these rules, Lincolnway Energy believes the supply chain management and audit requirements contained in these rules may require many additional human resources to comply with the rules.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 14 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that there were 2,676 retail gasoline stations supplying E85 as of September, 2015.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
Changes in Corporate Average Fuel Economy (“CAFÉ”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.
E15

E15 is a blend of gasoline and up to 15% ethanol.   The EPA has completed its evaluation of the health effects tests of E15 and on February 17, 2012, they announced that fuel manufacturers are now able to register E15 with the EPA for sale. In April 2012, a group of ethanol industry members funded a national fuel survey on E15 to meet one of the final requirements of the EPA prior to introducing E15 into the marketplace. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred. According to the EPA, as of October 22, 2015, there were 157 gas stations in 21 states offering E15 to consumers.
In May 2015, the USDA announced that the agency will invest up to $100 million in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program will provide competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market.

Cellulosic Ethanol

The Energy Independence and Security Act provided numerous funding opportunities in support of cellulosic ethanol. In addition, RFS2 mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol.
Environmental Regulations and Permits
Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  Lincolnway Energy is required to maintain various environmental and operating permits.  Even though it has successfully acquired the permits necessary for operations, any retroactive change in environmental regulations, either at the federal or state level, could require Lincolnway Energy to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if Lincolnway Energy sought to expand the plant’s capacity in the future, above its current 50 million gallons, it would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   The failure of Lincolnway Energy to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force the Company to make material changes to its plant or to shut down altogether.
The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, the Company believes the final RFS2 regulations grandfather the plant at its current operating capacity, though expansion of the plant will need to meet a threshold of a 20% reduction in greenhouse gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at the plant above the current 50 million gallons, the Company will likely be required to obtain additional permits and install improved technology.
Separately, the California Air Resources Board (“CARB”) has adopted a Low Carbon Fuel Standard (the “LCFS”) requiring a 10% reduction in GHG emissions from transportation fuels by 2020 using a lifecycle GHG emissions calculation, On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. CARB appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on the overall market demand for corn-based ethanol and result in decreased ethanol prices.

Part of Lincolnway Energy’s business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Other examples of government policies that can have an impact on the Company’s business include tariffs, duties, subsidies, import and export restrictions and outright embargoes.
The Company also employs maintenance and operations personnel at its plant. In addition to the attention that the Company places on the health and safety of its employees, the operations at the plant are governed by the regulations of the Occupational Safety and Health Administration, or OSHA.

The Company has obtained all of the necessary permits to operate the plant. Although Lincolnway Energy has been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require the Company to obtain additional or new permits or spend considerable resources in complying with such regulations.

Dependence on One or a Few Major Customers
As discussed above, Lincolnway Energy has marketing agreements with certain third parties for the purpose of marketing and distributing its principal products, ethanol and distiller’s grain. Currently, Lincolnway Energy does not have the ability to market its ethanol and distiller’s grains internally should its third party marketers be unable or refuse to market these products at acceptable prices.  However, Lincolnway Energy anticipates that it would be able to secure competitive marketers should it need to replace any of its current marketers for any reason.

Working Capital

Lincolnway Energy primarily uses its working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on its credit facilities, for distributions to its members and for capital expenditures to maintain and upgrade the ethanol plant. Lincolnway Energy’s primary sources of working capital are income from operations as well as various loan arrangements, including a revolving credit loan and a revolving term loan with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.

Seasonality of Sales
Lincolnway Energy experiences some seasonality of demand for its ethanol and distiller’s grains. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, Lincolnway Energy experiences some seasonality of demand for ethanol in the summer months related to increased driving. In addition, Lincolnway Energy experiences some increased ethanol demand during holiday seasons related to increased gasoline demand.

Patents, Trademarks, Licenses, Franchises and Concessions
Lincolnway and Lincolnway Energy are common law trademarks and/or service marks of the Company. Other parties’ marks referred to in this report are the property of their respective owners. Lincolnway Energy was granted a perpetual license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate its plant.  There is no ongoing fee or definitive calendar term for this license.
Employees

As of November 30, 2015, Lincolnway Energy had 42 employees, with 6 open positions.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2015, 2014 and 2013 were produced in the United States and all of its long-lived assets are domiciled in the United States.

As discussed above, Lincolnway Energy has engaged third-party professional marketers who decide where to market Lincolnway Energy’s ethanol and distiller’s grains and the company has no control over the marketing decisions made by its third-party professional marketers. These third-party marketers may decide to sell Lincolnway Energy’s products in countries other than the United States. During the past year, exports of ethanol and distiller’s grains produced in the United States have increased. However, despite the increase in such exports and the potential for the sale of Lincolnway Energy’s products in the international market, the Company anticipates that its products will still be marketed and sold principally in the domestic market.

Lincolnway Energy sells its corn oil directly to end users and third party brokers in the domestic market and its carbon dioxide is sold to EPCO which operates a carbon dioxide liquefaction plant on the Lincolnway Energy property.

Available Information

Information about the Company is available on its website at www.lincolnwayenergy.com under the “Investors” tab which includes links to the reports the Company has filed with the SEC. The information found on the Company’s website is not part of this or any other report the Company files with or furnishes to the SEC.

The public may read and copy any materials Lincolnway Energy files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.        Risk Factors.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones Lincolnway Energy may face. The following risks, together with additional risks and uncertainties not currently known to the Company or that the Company currently deems immaterial, could impair the Company’s financial condition and results of operation.

Risks Relating to Lincolnway Energy and Its Business

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues.     Although Lincolnway Energy's ethanol plant produces distiller’s grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 78%, 78% and 73% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably. Lincolnway Energy anticipates the price of ethanol to continue to be volatile during the 2016 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of the Company’s units.

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

Decreasing Oil And Gasoline Prices Resulting In Ethanol Trading At A Premium To Gasoline Could Negatively Impact The Ability To Operate Profitably. Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the Renewable Fuel Standard. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on the Company’s business, results of operation and financial condition which could decrease the value of its units.

Decreased Prices For Distiller’s Grains Could Adversely Affect The Company’s Results Of Operations And Its Ability To Operate At A Profit. Distiller’s grains compete with other protein-based animal feed products. The price of distiller’s grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distiller’s grains.

Historically, sales prices for distiller’s grains have been correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, the Company’s distiller’s grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price the Company may receive for distiller’s grains may not rise as corn prices rise, thereby lowering its cost recovery percentage relative to corn.

Due to industry increases in U.S. dry mill ethanol production, the production of distiller’s grains in the United States has increased dramatically, and this trend may continue. This may cause distiller’s grains prices to fall in the United States, unless demand increases or other market sources are found. Since 2010, approximately 25% of distiller’s grains produced in the United States have been exported; China has been the largest importer. To date, demand for distiller’s grains in the United States has increased roughly in proportion to supply. Lincolnway Energy believes this is because U.S. farmers use distiller’s grains as a feedstock, and distiller’s grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distiller’s grains in the United States fall, it may have an adverse effect on the Company’s business and financial condition.

The Lincolnway Energy Business Is Not Diversified. The success of the Company depends largely on its ability to profitably operate its ethanol plant. Lincolnway Energy does not have any other lines of business or other sources of revenue if it is unable to operate its ethanol plant and manufacture ethanol, distiller’s grains, corn oil and carbon dioxide. If economic or political factors adversely affect the market for ethanol, distiller’s grain, corn oil or carbon dioxide, the Company has no other line of business to fall back on. Lincolnway Energy’s business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

If The Company’s Marketers Fail To Sell All Of The Ethanol And Distiller’s Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distiller’s grain marketers to sell all of its products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distiller’s grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distiller grains and corn oil; representing 99% of the Company’s revenues in the fiscal year ended September 30, 2015. If the Company’s marketers are unable to sell all of the ethanol and distiller grains produce by the Company, or if they are unable to sell them at prices that allow the Company to operate profitability, the value of the Lincolnway Energy units may be negatively impacted. Although management believes that the Company could secure alternative marketers, if either of the current marketers fail or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

Lincolnway Energy's gross margin will depend significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future. It is possible for the circumstance to arise where corn costs increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations. Any suspension of operations could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

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

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, natural gas and other inputs will adversely affect Lincolnway Energy's business, results of operation and financial position. For example, as noted above, Lincolnway Energy anticipated lower corn prices following the 2012 crop season, but the drought instead resulted in significantly higher corn prices. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy will experience periods during which the prices for ethanol and distiller’s grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses, which could be material at times, and which will adversely affect Lincolnway Energy's financial condition.

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy seeks to minimize the effects of the volatility of natural gas, corn, ethanol, distiller’s grains and other prices by entering into forward pricing contracts and taking positions in the futures markets. The primary intent of those positions will be to attempt to protect the supply of, and the price at which Lincolnway Energy can buy natural gas and corn and the price at which Lincolnway Energy can sell its ethanol or distiller’s grains, but not all of the positions may be able to be properly categorized as being for hedging purposes. Any attempt by Lincolnway Energy to use forward pricing contracts or the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because commodity price movements and price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors that are beyond the control of the Company.

Lincolnway Energy will likely vary the amount of forward pricing, hedging and other risk mitigation strategies Lincolnway Energy may undertake from time to time, and Lincolnway Energy may at times choose not to engage in hedging transactions in the future. As a result, Lincolnway Energy's results of operations and financial position may be adversely affected by increases in the price of natural gas or corn or decreases in the price of ethanol or unleaded gasoline.

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

Lincolnway Energy Competes With Larger, Better Financed Entities, Which Could Negatively Impact The Ability To Operate Profitably. There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The Company’s business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than the Company can, and from other plants similar to the Lincolnway Energy plant.  Large ethanol producers such as Archer Daniels Midland, Flint Hills Resources LP, Green Plains Renewable Energy, Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than the Company produces. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. The Company may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to Lincolnway Energy which could affect its financial performance.
Increased Ethanol Industry Penetration By Oil Companies May Adversely Impact the Company’s Margins. The ethanol industry is a highly competitive environment and it is principally comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. The Company has historically always faced competition with other small independent producers as well as larger, better financed producers for capital, labor, corn and other resources. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have begun to penetrate the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there may be a decrease in the demand for ethanol from smaller independent ethanol producers like Lincolnway Energy which could result in an adverse effect on the Company’s operations, cash flows and financial condition.

Changes And Advances In Ethanol Production Technology Could Require The Company To Incur Costs To Update The Company’s Plant Or Could Otherwise Hinder The Ability To Compete In The Ethanol Industry Or Operate Profitably.  Technological advances in the processes and procedures for producing ethanol and in the efficiency of ethanol plants are continually occurring, and further ongoing advances should be expected. Such advances and changes may make the ethanol production technology installed in the Lincolnway Energy plant less desirable or obsolete.  These advances could also allow competitors to produce ethanol at a lower cost than the Company.  If the Company is unable to adopt or incorporate technological advances, its ethanol production methods and processes could be less efficient than those of its competitors, which could cause the Lincolnway Energy plant to become uncompetitive or completely obsolete.  If competitors develop, obtain or license technology that is superior to the Company’s or that makes the Company’s technology obsolete, the Company may be required to incur significant costs to enhance or acquire new technology so that its ethanol production remains competitive.  Alternatively, Lincolnway Energy may be required to seek third-party licenses, which could also result in significant expenditures.  The Company cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact the Company’s financial performance by increasing its operating costs and reducing the Company’s net income.

Competition From The Advancement Of Alternative Fuels May Decrease The Demand For Ethanol And Negatively Impact Profitability. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, hydrogen, electric or solar powered vehicles or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to lower fuel costs, decrease dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, the Company may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact the Company’s profitability.

Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offer a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

Although Lincolnway Energy believes there will continue to be a place for corn based ethanol production within the ethanol industry, it is possible that at some point in the future governmental and public support of the ethanol industry may be focused primarily upon, and provide significant advantages or benefits to, cellulosic and other developing ethanol technologies, which could have adverse effects on Lincolnway Energy and corn based ethanol production in general. The requirements for the use of cellulosic and other advanced biofuels in the Energy Independence and Security Act of 2007 are evidence of the government's support of, and trending to, those types of biofuels. The public may also eventually support cellulosic and other advanced biofuels because of the perception that those types of biofuels do not have some of the perceived negative effects of corn based ethanol, such as the food versus fuel debate, given that cellulosic and other advanced biofuels are not made from products otherwise used in the food chain and are in some cases produced from waste type products.

Depending On Commodity Prices, Foreign Producers May Produce Ethanol At A Lower Cost Which May Result In Lower Ethanol Prices Which Would Adversely Affect Financial Results. The Company faces competition from foreign ethanol producers with Brazil currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS2 certain parties are obligated to meet an advanced biofuel standard and sugarcane ethanol imported from Brazil has historically been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than the Company can. While foreign demand, transportation costs and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect the Company’s ability to sell its ethanol profitably, which may have an adverse effect on its operations, cash flows and financial position.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States. Such foreign competition is a risk to the Lincolnway Energy business. Any penetration of ethanol imports into the domestic market may have a material adverse effect on the Company’s operations, cash flows and financial position.

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

There Are Potential Conflicts Of Interest In The Structure And Operation Of Lincolnway Energy.  Although Lincolnway Energy does not believe any conflict of interest exists which in practice will be detrimental to Lincolnway Energy, potential conflicts of interest do exist in the structure and operation of Lincolnway Energy and its business.  For example, the directors and officers of Lincolnway Energy are not required to devote their full time attention to Lincolnway Energy, and they are all involved in other full time businesses and may provide services to others.  Some of the directors or officers might be owners or otherwise interested in other ethanol plants.  The directors and the officers will experience conflicts of interest in allocating their time and services between Lincolnway Energy and their other businesses and interests.

The various companies that provide marketing and other services to Lincolnway Energy are also not required to devote their full time attention to those services, and they will very likely be involved in other ethanol plants and ethanol related businesses and possibly other businesses or ventures, including having ownership or other interests in other ethanol plants.  The companies will therefore experience conflicts of interest in allocating their time and services between Lincolnway Energy and their various other ethanol plants or business ventures.  The companies providing ethanol and distiller’s grains marketing services to Lincolnway Energy will be providing those same services to other ethanol plants, and may experience conflicts of interest in allocating favorable sales and sales when the supply of ethanol or distiller’s grains exceeds the demand.

Tank Cars Used To Transport Crude Oil And Ethanol May Need To Be Retrofitted Or Replaced To Meet Proposed New Rail Safety Regulations. The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Company has leased approximately 175 ethanol cars and 105 hopper cars. These leased cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of the Company’s tank cars, would likely have an adverse effect on the Company’s operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
Lincolnway Energy Is Increasingly Dependent On Information Technology; Disruptions, Failures Or Security Breaches Of Its Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.  Lincolnway Energy utilizes various software applications in connection with its ethanol operation and the Company’s software and other information technology is critically important to the Company’s business operations. The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. Lincolnway Energy depends on its information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. The Company also uses information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of the Company’s’ significant information technology systems suffer severe damage, disruption or shutdown, and the Company’s disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, the Company’s product sales, financial condition and results of operations may be materially and adversely affected.
            In addition, if the Company is unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, the Company may encounter significant disruptions in the Company’s operations including its production and manufacturing processes, which can cause it to suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties. Any such disruption could materially and adversely impact the Company’s reputation, business, financial condition and results of operations.
Such breaches may also result in the unauthorized disclosure of confidential information belonging to the Company or to its partners, customers, suppliers or employees which could further harm the Company’s reputation or cause it to suffer financial losses or be subject to litigation or other costs or penalties. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage its reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on the Company’s reputation, business, financial condition and results of operations.
Risks Associated With Government Regulation and Subsidization

The Ethanol Industry Is Highly Dependent On Government Mandates Relating To The Production And Use Of Ethanol And Changes To Such Mandates And Related Regulations Could Adversely Affect The Market For Ethanol And The Company’s Results Of Operations. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. The RFS2 mandate helps support a market for ethanol that might disappear without this incentive. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA has delayed the adoption of the rule on the 2014 and 2015 RFS2 standards. On November 30, 2105, the EPA released final rules which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS2. The EPA's reduction of the volume requirements under the RFS2 set forth in the EPA’s final rules combined with any further reduction to or elimination of the RFS2 requirements, could materially decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

Additionally, under the provisions of the Energy Independent and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. Although the EPA has not granted any waiver, the Company cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  The Company’s operations could be adversely impacted if such a waiver is ever granted and any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.
Due primarily in response to the drought conditions in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating the renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than 10% ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills failed to make it out of congressional committee and were not enacted into law. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and the Company’s business operations.

The compliance mechanism for RFS2 is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol the Company produces and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS2 result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and the Company’s operations could be adversely impacted.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be significantly reduced. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact the Company’s operating results.

To the extent that such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect the Company’s ability to operate profitably.

The Company Is Subject To Extensive Environmental Regulation And Operational Safety Regulations That Impact Expenses And Could Reduce Profitability. Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. The Company is subject to regulations on emissions from the EPA and the IDNR (Iowa Department of Natural Resources). The EPA’s and IDNR’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if the Company has the proper permits now, it may be required to invest or spend considerable resources to comply with future environmental regulations.

The Company’s failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect the Company’s business, operating results or financial condition. The Company must follow procedures for the proper handling, storage, and transportation of finished products and materials used in the production process and for the disposal of waste products.  In addition, state or local requirements also restrict the Company’s production and distribution operations. The Company could incur significant costs to comply with applicable laws and regulations.  Changes to current environmental rules for the protection of the environment may require the Company to incur additional expenditures for equipment or processes.
Lincolnway Energy is subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in ethanol production.  Costs and liabilities related to worker safety may be incurred.  Possible future developments-including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from the Company’s operation could result in substantial costs and liabilities that could reduce the amount of cash that the Company would otherwise have to distribute to members or use to further enhance the Company’s business.

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

Carbon Dioxide May Be Regulated By The EPA In The Future As An Air Pollutant, Requiring The Company To Obtain Additional Permits And Install Additional Environmental Mitigation Equipment, Which May Adversely Affect Financial Performance.     The Company’s plant emits carbon dioxide as a by-product of the ethanol production process and the Company sells a portion of its carbon dioxide by-product to EPCO carbon Dioxide Products, Inc. pursuant to a Carbon Dioxide Purchase and Sale Agreement. The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as the Company’s ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to the Company concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants similar to the Company’s ethanol plant, the Company may have to apply for additional permits or may be required to install carbon dioxide mitigation equipment or take other steps unknown to the Company at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent the Company from operating the plant profitably.

The California Low Carbon Fuel Standard May Decrease Demand For Corn Based Ethanol Which Could Negatively Impact Profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that the California LCFS and other state regulations aimed at reducing greenhouse gas emissions could impact the price of corn-based ethanol which could have an adverse impact on the market for corn-based ethanol produced in the Midwest. California represents a significant ethanol demand market. This could result in a reduction of the Company’s revenues and negatively impact the Company’s ability to profitably operate the ethanol plant.

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

If Exports To Europe Are Decreased Due To The Imposition By The European Union Of A Tariff On U.S. Ethanol, Ethanol Prices May Be Negatively Impacted. The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact the Company’s ability to profitably operate the ethanol plant.

If Distiller’s Grains Exports To China Were To Be Reduced, This Could Have A Negative Effect On The Price Of Distiller’s Grains In The U.S. And Negatively Affect Profitability.    China, the largest buyer of distiller’s grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distiller’s grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distiller’s grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distiller’s grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top exporter. If export demand of distiller’s grains is significantly reduced as a result, the price of distiller’s grains in the U.S. would likely continue to decline which would have a negative effect on the Company’s revenue and could impact its ability to profitably operate which could in turn reduce the value of the Company’s units.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during 2015.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE constructed a cellulosic ethanol plant on the real estate. Lincolnway Energy and DDCE entered into a Load Out Services Agreement in October 2011. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. Lincolnway Energy has completed the construction of the tank and awaits for DDCE to complete the tie in to their aboveground pipeline.

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

The MDL defendants collectively filed Motions for Summary Judgment asserting that each did not infringe the patents-at-issue and, further, that said patents are invalid. On November 13, 2014, the U.S. District Court released its Ruling & Order on Summary Judgment. The Court held that Lincolnway Energy did not infringe the patents-at-issue and further ruled that said patents are invalid and, thus, unenforceable against Lincolnway Energy. The Court also denied CleanTech's Motion for Summary Judgment of Infringement and Enforceability against Lincolnway Energy.

There are remaining claims of inequitable conduct of CleanTech and its attorneys as well as counterclaims filed by various of the MDL defendants. Once these issues are determined, a final judgment against CleanTech will be entered, at which time CleanTech has announced that it will appeal the unfavorable determinations to the U.S. Court of Appeals for the Federal Circuit.

Lincolnway Energy was successful on the Motion For Summary Judgment as noted above, but given CleanTech's stated intention to appeal, Lincolnway Energy is unable as of the date of this annual report to determine the ultimate likelihood of an unfavorable outcome or the amount or range of possible loss or whether the lawsuit will have a material adverse effect on Lincolnway Energy. The lawsuit has, however, increased Lincolnway Energy's legal costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2015, which were held of record by 950 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy's units are not listed on any exchange, and there is no public trading market for Lincolnway Energy's units.  However, the Company does provide access to a qualified matching service for its members, which provides a system for limited transfers of the Company’s units.
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

Lincolnway Energy made two distributions to its members during the fiscal year ended September 30, 3015 but did not make any distributions to its members in the prior fiscal year. The Company declared a distribution on December 8, 2014 in the amount of $325 per unit, resulting in an aggregate distribution of $13,665,925 and a distribution on September 18, 2015 in the amount of $100 per unit, resulting in an aggregate distribution of $4,204,900.

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2015	2014	2013	2012	2011
Revenue	$115,927,769	$147,334,193	$182,469,541	$169,567,374	$173,951,126
Cost of goods sold	110,311,445	125,501,344	186,301,560	171,827,633	169,817,362
Gross profit (loss)	5,616,324	21,832,849	(3,832,019)	(2,260,259)	4,133,764
General and administrative expenses	2,952,005	3,771,961	3,224,382	2,955,565	2,649,796
Gain on sale of property	—	—	—	(489,664)	—
Contract settlement fee	—	—	—	1,700,000	—
Operating income (loss)	2,664,319	18,060,888	(7,056,401)	(6,426,160)	1,483,968
Other (expense)	(12,755)	(34,360)	(155,791)	(230,608)	(583,919)
Net income (loss)	$2,651,564	$18,026,528	$(7,212,192)	$(6,656,768)	$900,049

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$63.06	$428.70	$(171.52)	$(158.31)	$21.40
Cash distributions per unit	$425.00	$—	$—	$25.00	$—

Balance Sheet Data:	2015	2014	2013	2012	2011
Working Capital	$3,767,450	$25,489,532	$8,991,957	$12,327,668	$10,403,670
Net Property Plant & Equipment	37,638,404	31,991,348	$30,865,651	$37,246,286	$44,693,362
Total Assets	49,065,346	62,747,637	$44,998,730	$54,001,124	$61,198,788
Long-Term Obligations	1,218,312	1,881,851	$2,435,004	$5,149,053	$3,188,021
Members' Equity	41,026,391	56,245,652	$38,219,124	$45,431,316	$53,139,309
Book Value per Member Unit	$976	$1,338	$909	$1,080	$1,264

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

Overview

Lincolnway Energy is an Iowa limited liability company that operated as a dry mill, coal fired ethanol plant located in Nevada, Iowa. In November of 2014, Lincolnway Energy converted from coal to natural gas as its primary energy source. Lincolnway Energy has been processing corn into fuel grade ethanol and distiller’s grains since May 22, 2006. Lincolnway Energy's plant also produces corn oil and carbon dioxide.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distiller’s' grains per year. The ethanol plant produced 58,906,605 gallons of ethanol and 154,305 tons of distiller’s' grains during the fiscal year ended September 30, 2015. Lincolnway Energy had planned shut downs during the months of October 2014, November 2014 and April 2015 to complete routine maintenance work.

Comparison of Fiscal Years Ended September 30, 2015 and 2014

Statements of Operations Data:	2015		2014
	Amount	%	Amount	%
Revenues	$115,927,769	100.0%	$147,334,193	100.0%
Cost of goods sold	110,311,445	95.2%	125,501,344	85.2%
Gross profit (loss)	5,616,324	4.8%	21,832,849	14.8%
General and administrative expense	2,952,005	2.5%	3,771,961	2.6%
Operating income (loss)	2,664,319	2.3%	18,060,888	12.2%
Interest expense	(34,736)	—%	(55,163)	—%
Interest income	21,981	—%	20,803	—%
Net income (loss)	$2,651,564	2.3%	$18,026,528	12.2%

Net income was approximately $2.7 million in the fiscal year ended September 30, 2015, which was a 85.3% decrease when compared to 2014 fiscal year. 2014 was an exceptional year. The strong margins and ethanol prices in 2014 contributed to higher production levels throughout the industry in 2015. The surplus ethanol stocks dropped ethanol prices and weakened ethanol margins resulting in lower net income.

Revenues from operations for the fiscal year ended September 30, 2015 were approximately $115.9 million, consisting of $90.3 million of ethanol sales (net of hedging activity), or 77.9% of revenues, $21.8 million in distiller's grains sales, or 18.8% of revenues, and $3.8 million of corn oil, syrup and CO2 sales, or 3.3% of revenues.  Revenues decreased in fiscal year 2015 by approximately 21.3%, when compared to the fiscal year 2014. The decrease in revenues for the fiscal year ended September 30, 2015 resulted from a 25.6% decrease in average price for ethanol and a 27.9% decrease in average price per distiller's grains tons as compared to the previous fiscal year partially offset by a 5.6% increase in ethanol sales volume and a 2.3% increase in distiller's grains sale volume. The drop in ethanol prices was due to surplus ethanol production during fiscal year ended September 30, 2015. Management believes the decrease in the price for distiller's grains is a result of lower corn prices, the value of the U.S. dollar and the reduced demand for these grains in China.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2015 totaled approximately $110.3 million, which was a decrease of 12.1% when compared to fiscal year 2014.  The decrease in cost of goods sold for the 2015 fiscal year is primarily due to a 17.3% decrease in the average cost of corn per bushel compared to fiscal year 2014.  Cost of goods sold major components are: corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs including hedging activity for the fiscal year ended September 30, 2015 totaled approximately $77.4 million, compared to $88.4 million for fiscal year 2014. There were 707,000 more bushels ground due to an increase in production during fiscal year 2015 while the average cost of corn per bushel decreased 17.3%. The decrease in corn price is partially attributed to a surplus crop in 2014, good growing conditions and yields for 2015. Corn hedging activity for fiscal year 2015 includes a combined unrealized and realized net gain of $1.5 million from derivative instruments compared to a $3.0 million combined unrealized and realized net gain for fiscal year 2014.  Corn costs, including the combined unrealized and realized net loss from derivative instruments, represented 70.2% of cost of goods sold for the fiscal year ended September 30, 2015, compared to 70.3% of costs of goods sold for fiscal year 2014.

Lincolnway Energy anticipates less volatility in Lincolnway Energy's corn costs due to increased U.S. and world stocks and production of feed grains related to demand.

Energy costs for the fiscal year ended September 30, 2015 totaled approximately $9.9 million , or 9.0% of cost of goods sold, compared to $10.7 million, or 8.6% of cost of goods sold, for the 2014 fiscal year.  Energy costs consist of coal costs, natural gas and electricity costs.  Lincolnway Energy switched from a coal to a natural gas boiler as its primary energy source in November of 2014. The capital investment in the Company's natural gas boiler has provided efficiencies in the Company's production process and a reduction in downtime. For fiscal year 2015, Lincolnway Energy purchased 1,661,020 MMBTUs of energy with one month of coal and 11 months of natural gas use at an average price of $4.39. In comparison, fiscal year 2014 used 1,717,675 MMBTUs of coal energy at an average price of $4.63. Fiscal year 2015 had 7 more days of production when compared to fiscal year 2014. Electricity costs amounted to approximately $2.6 million, a decrease of $.02 million from fiscal year 2014. The decrease in electricity is also due to the installation of the natural gas boiler and no longer using electricity to run the coal handling system and large motors and fans.

Ingredient costs for the fiscal year ended September 30, 2015 totaled approximately $6.1 million, or 5.5% of cost of goods sold, compared to $7.5 million, or 6.0% of cost of goods sold, for the 2014 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. The decrease in ingredient costs is primarily due to a decrease in the price for denaturant, anhydrous and enzymes. The usage of anhydrous has decreased with the elimination of coal use in the plant.

Production labor, repairs and maintenance and other plant costs totaled approximately $6.2 million, or 5.3% of cost of goods sold, for the fiscal year ended September 30, 2015, compared to $5.8 million, or 4.6% of cost of goods sold, for fiscal year 2014. The increase is due to the addition of production and engineering positions related to the improvements in the production process and capital projects.

Depreciation totaled approximately $7.1 milltion, or 6.4% of cost of goods sold, for the fiscal year ended September 30, 2015, compared to $6.9 million, or 5.6% of cost of goods sold, for fiscal year 2014.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $3.3 million, or 3.0% of cost of goods sold, during the fiscal year ended September 30, 2015, compared to $5.9 million, or 4.7% of cost of goods sold, for fiscal year 2014.  The decrease is due to Lincolnway Energy's change in distiller's grain marketers on January 1, 2014. The new distiller's grain marketer sells all of the distiller's grain tons at a FOB price. No expenses for freight are passed on to Lincolnway Energy with the new marketer.

General and administrative expenses totaled approximately $3.0 million during the fiscal year ended September 30, 2015, compared to $3.8 million for fiscal year 2014. The $.8 million decrease is due to lower employee bonuses and the elimination of an accounting position.

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

Ingredient costs for the fiscal year ended September 30, 2014 totaled approximately $7.5 million, or 6.0% of cost of goods sold, compared to $7.9 million, or 4.9% of cost of goods sold, for the 2013 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals. The decrease in ingredient costs is primarily due to a decrease in the price for anhydrous and a decrease in urea usage that resulted from a change in enzymes.

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

Corn
In 2015 corn values continued the ongoing 3 year bear market that commenced after the drought of 2012. Prices were generally defensive as generous rains in virtually all growing areas suggested another record yield, or close to it. The favorable weather brought forth steady country corn selling and cash basis was relatively subdued and benign until the end of the growing season. The one exception was a rapid $1.00 per bushel rally in early summer caused by excessive rains in the east. But as rainfall moderated throughout the corn belt in late July, prices retreated just as rapidly. Futures prices and basis remained narrowly range bound thereafter and with a good harvest ahead, farm movement was steady right into harvest. With the yield reported by USDA at 168 bushels per acre, another year of total supply well in excess of 15 billion bushels is expected. The USDA currently forecasts carryout at an ample 1.6 billion bushels, or 11.3% of usage, and management expects relatively stable corn futures and basis for the first half of 2016. Weather must be favorable in 2016 however, as national corn acreage reductions are a distinct possibility after 2 years of low prices.

Ethanol
As the 2015 calendar year ends, the high margins of 2014 have brought forth a record pace of ethanol production and a weak margin environment in the ethanol industry. High margins had been driven by steady domestic gasoline demand, low imports and sizeable exports. Ethanol stocks have rebuilt, ample corn supplies are assured and the industry has proven its ability to run consistently at record rates. Imports from Brazil have accelerated and exports have decelerated as much lower crude oil and gasoline prices, in addition to soft overseas economies, have eroded foreign ethanol demand.

The forward environment for the U.S. ethanol industry is very much in question as the Company enters 2016. Organic capacity growth, the reopening of virtually all shuttered ethanol production capacity and large feedstock supplies ensure record production. If corn and gasoline process remain low or further decrease, this could have a significant negative impact on the market price of ethanol and the Company’s profitability if ethanol stocks remain high. A decline in U.S. exports due to the premium of the price of ethanol as compared to unleaded gasoline, the imposition of a new tax by Brazil on ethanol imported to that country or other factors may continue to contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the reduction of the renewable volume obligations set forth in the Final EPA Rules may further decrease demand for ethanol and could negatively impact ethanol prices.

However, the lower gas prices have increased demand in the domestic market. Gasoline demand has expanded significantly in recent months with the 35% reduction in pump prices. With 93% of U.S. ethanol production consumed domestically, if domestic demand remains on its 3-5% annual growth track for another year, the industry may be able to return to a stronger margin environment. We expect a subdued first quarter of 2016, and a steady environment moving through 2016.

Other/Regulatory/Governmental

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates, with one of the most significant federal ethanol supports being the Federal Renewable Fuels Standard. (the “RFS”) The RFS has been and will continue to be a driving factor in the growth of ethanol usage. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. The public comment period on the proposed rules was open through July 27, 2015. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules.

Although the final rules increased the volume requirements over the requirements proposed in May, the final volume requirements are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

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

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck.   For distiller's grains, title passes upon the loading of distiller's grains into trucks or railcars.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distiller's grain are included in costs of goods sold.

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2015 and 2014 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or market assessment.
Inventories at Lower of Cost or Market

Inventories are stated at the lower of cost or market using the first-in, first-out method.  Forward contracts may also be subject to lower of cost or market assessments. In the valuation of inventories and purchase and sales committments, market is based on net realizable values.

For the years ended September 30, 2015 and 2014, Lincolnway Energy did not have any lower of cost or market inventory adjustments.
Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.
Liquidity and Capital Resources

On September 30, 2015, Lincolnway Energy had $1.5 million in cash and equivalents and approximately $14.5 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2015 and 2014:

	Year ended September 30,
	2015	2014
Net cash provided by operating activities	$7,382,177	$29,223,046
Net cash (used in) investing activities	(12,591,012)	(8,129,409)
Net cash (used in) financing activities	(16,267,055)	(52,049)

For the fiscal year ended September 30, 2015, cash provided by operating activities was $7.4 million, compared to cash provided by operating activities of $29.2 million for the fiscal year ended 2014. The $21.8 million decrease is due primarily to the Company's decrease in net income and increase in trade receivables.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $4.5 million for the fiscal year ended September 30, 2015, when compared to the fiscal year ended 2014.  The increase is primarily due to several capital projects started or completed in fiscal year 2015.
Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash used in financing activities increased by $16.2 million for the fiscal year ended September 30, 2015, when compared to the fiscal year ended September 30, 2014.  The increase is due to distributions paid to members in December 2014 and September 2015.
  Lincolnway Energy anticipates keeping cash balances at an acceptable level that will meet covenants and allow it to continue with several capital projects.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $14.5 million available on its revolver term and term loan agreements.
As of September 30, 2015, Lincolnway Energy was in compliance with all covenants in its loan agreements with its lenders.

Loans and Agreements
Lincolnway Energy entered into a Master Loan Agreement on August 21, 2012 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. On August 31, 2015 various related supplements and collateral related agreements and documents were entered into under the Master Loan Agreement. CoBank, ACB has a participation interest in the underlying loans and serves as administrative agent for the loans, and is therefore also a party to some of the agreements and documents.
One of the supplements is a revolving term loan available for up to $11.0 million. Lincolnway Energy pays interest on the unpaid balance of the revolving term loan at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020.
Another supplement entered into pursuant to the Master Loan Agreement is a monitored revolving credit loan for $8.5 million. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement ($3.5 million as of September 30, 2015). Lincolnway Energy will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. Lincolnway Energy will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the loan, on July 1, 2016. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

The final supplement entered into pursuant to the Master Loan Agreement is a revolving credit supplement that allows the Company to open a irrevocable letter of credit for $3.0 million. The letter of credit severs as security for a natural gas transportation agreement. The agreement and letter of credit is discussed further in Note 8 for the financial statements.
The loans are secured by first priority liens created by security agreements and mortgages covering all of Lincolnway Energy's assets and properties, including Lincolnway Energy's inventory, receivables, plant, real estate and commodity trading accounts.
Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and bear interest at 2.11% per annum which began to accrue on January 1, 2007.  Payments began on July 1, 2007.  The remaining loan balance on the Department of Transportation loan was $81,851 as of September 30, 2015. Principal payments will be made semiannually through January 2017.
Lincolnway Energy leases 105 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy has two leases for the hopper rail cars that will expire in October 2016 and June 2019. Lincolnway Energy also leases 175 tank rail cars that are used for transporting ethanol. The scheduled term of the leases goes to September 2016 for 100 cars, May 2018 for 15 cars, March 2019 for 15 cars, March 2020 for 15 cars and June 2021 for 30 cars.
Contractual Obligations Table
In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following tables provide information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2015:

			Payment Due By Period
		Less than	Two to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years
Long Term Debt	$81,851	$54,280	$27,571	$0
Interest on Obligation of Long-Term Debt 1	2,861	2,570	291	—
Operating Lease Obligations	7,031,760	2,362,704	3,108,681	1,560,375
Purchase Obligations	12,484,423	10,828,423	828,000	828,000
Capital Project Commitments	1,434,730	1,434,730	—	—
Total	$21,035,625	$14,682,707	$3,964,543	$2,388,375
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

Lincolnway Energy has loan agreements, including an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2015
Farm Credit - revolving credit loan	$—
Farm Credit - revolving term loan	—
Farm Credit - revolving credit - letter of credit *	—
IA Department of Transportation	81,851
* Letter of credit issued is $2,996,500	$81,851

The interest rate under the IA Department of Transportation loan agreement is fixed at 2.11%.  The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 3.20%, adjusting weekly. The interest rate on the Farm Credit revolving term loan and revolving credit is a variable interest rate based on the one-month LIBOR index plus 3.15% and 2.9% adjusted weekly, respectively. For more information on the payments see Item 7 -Loans and Agreements.
Lincolnway Energy does not anticipate any material increase in interest rates during 2016.
 Commodity Price Risk

Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and natural gas. The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains. The prices for ethanol, distiller's grains, corn and natural gas are volatile, and Lincolnway Energy will experience market conditions where the prices Lincolnway Energy receives for its ethanol and distiller's grains are declining, but the price Lincolnway Energy pays for its corn, natural gas and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

Rising corn prices generally result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply.

If Lincolnway Energy's corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $1.98 million for the year.

During the fiscal year ended September 30, 2015, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.21 per bushel in October 2014 to a high of $4.41 per bushel in July 2015. During the fiscal year ended September 30, 2014, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.20 per bushel in September 2013 to a high of $5.14 per bushel in April 2014.

During the fiscal year ended September 30, 2015, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.31 per gallon in January 2015 to a high of $2.17 per gallon in December 2014. During the fiscal year ended September 30, 2014, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.59 per gallon in September 2014 to a high of $3.46 per gallon in March 2014.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2015 was a gain of $1,516,542, as compared to a gain of $2,981,107 for the fiscal year ended September 30, 2014, and a gain of $1,041,427 for the fiscal year ended September 30, 2013. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2015 was a gain of $265,766, as compared to a (loss) of $578,981 for the fiscal year ended September 30, 2014, and a gain of $12,550 for the fiscal year ended September 30, 2013.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2015 and 2014, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa
December 18, 2015

Lincolnway Energy, LLC

Balance Sheets
September 30, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$250	$30,273
Cash equivalents - repurchase account	1,502,248	22,948,115
Derivative financial instruments (Notes 9 and 10)	746,178	487,078
Trade and other accounts receivable (Note 8)	3,977,264	1,543,599
Inventories (Note 3)	3,957,973	4,738,106
Prepaid expenses and other	404,180	362,495
Total current assets	10,588,093	30,109,666

PROPERTY AND EQUIPMENT
Land and land improvements	6,982,287	6,944,305
Buildings and improvements	2,978,918	1,625,531
Plant and process equipment	93,371,048	81,268,966
Construction in progress	7,604,320	7,854,739
Office furniture and equipment	455,736	402,406
	111,392,309	98,095,947
Accumulated depreciation	(73,753,905)	(66,104,599)
	37,638,404	31,991,348
OTHER ASSETS
Financing costs, net of amortization of $410,590 and $375,522	61,371	96,439
Other	777,478	550,184
	838,849	646,623
	$49,065,346	$62,747,637

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2015 and 2014

	2015	2014
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Checks in excess of bank balance	$1,656,923	$—
Accounts payable	3,096,317	2,111,296
Accounts payable, related party (Note 7)	750,768	717,554
Current maturities of long-term debt (Note 5)	54,280	53,153
Accrued expenses	1,262,355	1,738,131
Total current liabilities	6,820,643	4,620,134

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	27,571	81,851
Settlement payable, net of current amount, related party (Note 7)	—	425,000
Deferred revenue	740,741	925,000
Other	450,000	450,000
Total noncurrent liabilities	1,218,312	1,881,851

COMMITMENTS AND CONTINGENCY (Notes 6, 8 and 12)

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	2,036,286	17,255,547
	41,026,391	56,245,652
	$49,065,346	$62,747,637

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Revenues (Notes 1 and 8)	$115,927,769	$147,334,193	$182,469,541

Cost of goods sold (Notes 7 and 8)	110,311,445	125,501,344	186,301,560

Gross profit (loss)	5,616,324	21,832,849	(3,832,019)

General and administrative expenses	2,952,005	3,771,961	3,224,382
Operating income (loss)	2,664,319	18,060,888	(7,056,401)

Other income (expense):
Interest income	21,981	20,803	4,277
Interest expense	(34,736)	(55,163)	(160,068)
	(12,755)	(34,360)	(155,791)

Net income (loss)	$2,651,564	$18,026,528	$(7,212,192)

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$63.06	$428.70	$(171.52)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2015, 2014 and 2013

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2012	$38,990,105	$6,441,211	$45,431,316
Net loss	—	(7,212,192)	(7,212,192)
Balance, September 30, 2013	38,990,105	(770,981)	38,219,124
Net income	—	18,026,528	18,026,528
Balance, September 30, 2014	38,990,105	17,255,547	56,245,652
Net income	—	2,651,564	2,651,564
Distributions ($325 per share and $100 per share)	—	(17,870,825)	(17,870,825)
Balance, September 30, 2015	$38,990,105	$2,036,286	$41,026,391

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,651,564	$18,026,528	$(7,212,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,693,174	7,465,338	7,760,954
(Gain) loss on sale or disposal of property and equipment	13,371	(70,368)	—
Changes in working capital components:
Trade and other accounts receivable	(2,433,665)	3,756,605	3,976,120
Inventories	780,133	604,093	580,737
Prepaid expenses and other	(268,979)	78,213	179,921
Accounts payable	(198,778)	(579,609)	1,239,248
Accounts payable, related party	33,214	163,076	(274,589)
Settlement fee payable, related party	(425,000)	(850,000)	(425,000)
Accrued expenses	(19,498)	684,772	20,638
Deferred revenue	(184,259)	—	1,000,000
Derivative financial instruments	(259,100)	(55,602)	(359,498)
Net cash provided by operating activities	7,382,177	29,223,046	6,486,339

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,591,012)	(8,209,409)	(1,207,781)
Proceeds from sale of property and equipment	—	80,000	—
Purchase of investments	—	—	(5,614)
Net cash (used in) investing activities	(12,591,012)	(8,129,409)	(1,213,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(17,870,825)	—	—
Net payments on revolving credit loan	—	—	(200,000)
Proceeds from long-term borrowings	—	—	1,700,000
Payments on long-term borrowings	(53,153)	(52,049)	(4,987,968)
Change in checks in excess of bank balance	1,656,923	—	—
Net cash (used in) financing activities	(16,267,055)	(52,049)	(3,487,968)
Net increase (decrease) in cash and cash equivalents	(21,475,890)	21,041,588	1,784,976

CASH AND CASH EQUIVALENTS
Beginning	22,978,388	1,936,800	151,824
Ending	$1,502,498	$22,978,388	$1,936,800
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $16,435	$16,382	$55,418	$123,191

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,218,090	$459,368	$55,392
Construction in progress included in accrued expenses	$3,090	$34,291	$82,078

See Notes to  Financial Statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 1.    Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the "Company"), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006. The Company is directly influenced by commodity markets and the agricultural and energy industries and, accordingly, its results of operations and financial condition may be significantly affected by cyclical market trends and the regulatory, political and economic conditions in these industries.

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

Cash and cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  The Company may periodically invest excess cash in a bank overnight reverse repurchase account, which totaled approximately $1.5 million and $22.9 million at September 30, 2015 and 2014, respectively.  In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank’s total obligations under the agreements.

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2015 and September 30, 2014.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the 10 year agreement.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase and sale commitments, market is based on net realizable value.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distiller’s grain, title passes upon the loading into trucks or railcars.    Shipping and handling costs incurred by the Company for the sale of distiller’s grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Revenue by product is as follows:

(In thousands)	2015	2014	2013
Ethanol	$90,289	$114,317	$133,228
Distiller's Grain	21,837	29,807	45,047
Other	3,802	3,210	4,182

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

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, accounts payable, accrued expenses, settlement payable and long-term debt approximate fair value.   These instruments are considered Level 1 measurements under the fair value hierarchy.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

Note 2.    Members' Equity

The Company has one class of membership units with 90,000 units authorized.

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2015	2014
Raw materials, including corn, chemicals and supplies	$3,017,637	$2,525,462
Work in process	662,769	770,759
Ethanol and distiller's grain	277,567	1,441,885
Total	$3,957,973	$4,738,106

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement (approximately $3.5 million as of September 30, 2015). The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2016. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of September 30, 2015 and 2014.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30:

	2015	2014
Revolving term loan. (A)	$—	$—
Note payable to Iowa Department of Transportation. (B)	81,851	135,004
	81,851	135,004
Less current maturities	(54,280)	(53,153)
	$27,571	$81,851

Maturities of long-term debt as of September 30 are as follows:

Years ending September 30:
2016	$54,280
2017	27,571
$81,851

(A)
The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020.

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

Note 6.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2015.

Years ending September 30:
2016	$2,362,704
2017	1,582,373
2018	1,526,308
2019	1,126,125
2020	434,250
Thereafter	256,500
Total	$7,288,260
Rent expense under the above operating leases totaled approximately $2,284,000, $1,810,000 and $1,816,000 for the years ended September 30, 2015, 2014 and 2013 respectively.

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

On April 10, 2012, the Company delivered notice to Key to terminate the Amended and Restated Grain Handling Agreement held with Key. The termination of the agreement was six months from the date of notice, October 10, 2012. The Company recorded a termination cost of $1,700,000 as required under the agreement, which was expensed in fiscal year 2012. The final settlement of the agreement was made on September 23, 2015. On January 10, 2013, the Company began originating its own corn.

The Company had the following related-party activity with members as of or during the year ending September 30:

		2015	2014	2013
Key Cooperative	Corn purchased for fiscal year	$14,121,626	$16,456,905	$85,648,581
	Corn forward purchase commitment	$547,134	$86,461	$85,808
	Basis corn commitment - bushels	700,000	300,000	51,000
	Miscellaneous purchases	$71,577	$123,032	$76,068
	Amount due at fiscal year end	$392,112	$203,023	$151,747

Heartland Co-op	Corn purchased for fiscal year	$12,414,151	$16,204,192	$6,523,278
	Corn forward purchase commitment	$85,720	$98,906	$16,962
	Basis corn commitment - bushels	70,000	400,000	—
	Amount due at fiscal year end	$34,941	$92,388	$67,687

Mid-Iowa Cooperative	Corn purchased for fiscal year	$11,664,956	$14,630,305	$9,262,327
	Corn forward purchase commitment	$—	$49,861	$—
	Basis corn commitment - bushels	—	300,000	—
	Amount due at fiscal year end	$7,901	$112,608	$—

Other Members	Corn purchased for fiscal year	$10,391,657	$8,335,488	$4,982,894
	Corn forward purchase commitment	$3,199,140	$3,862,320	$309,845
	Amount due at fiscal year end	$315,814	$308,536	$334,415

Note 8.    Commitments and Major Customers

On January 1, 2013 the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $90,023,405, $114,895,877, and $99,214,531 for the years ended September 30, 2015, 2014 and 2013, respectively. Trade accounts receivable of $3,285,373 and $1,069,476 was due from the customer as of September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company has ethanol sales commitments with the unrelated entity of 18,655,801 unpriced gallons through March 2016.

The Company had a prior agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. This agreement ended December 31, 2012. Revenues with this customer were $0, $0, and $34,012,975 for the years ended September 30, 2015, 2014 and 2013, respectively.  There was no trade accounts receivable due from the customer as of September 30, 2015 and 2014.

The Company had a prior agreement with an unrelated entity for marketing, selling and distributing the distiller’s grain that ended on December 31, 2013.  Revenues with this customer were $0, $15,579,463 and $45,047,371 for the years ended September 30, 2015, 2014 and 2013, respectively.  There was no trade accounts receivable due from the customer as of September 30, 2015 and 2014.

Effective January 1, 2014, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer were $21,836,870, $14,227,865 and $0 for the years ended September 30, 2015,

2014 and 2013 , respectively. Trade accounts receivable of $227,686and $247,390 was due from the customer as of September 30, 2015 and 2014, respectively. The Company has distiller’s grain sales commitments with the unrelated entity of approximately 5,014 tons for a total sales commitment of approximately $633,000 less marketing fees.

The Company has entered into a variable contract with a supplier of enzymes.  The variable contract is for a remaining minimum purchase of 240,000 kilograms at $2.70 per kilogram. The term of the contract is from February 27, 2015 through February 29, 2016.   The estimated remaining future purchase commitment on this contract is approximately $648,000.

As of September 30, 2015, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, at a corn commitment total of approximately $4,183,978, representing 1,060,023 bushels. The Company also had basis contract commitments to purchase 110,000 bushels of corn. These contracts mature at various dates through October 2016.

In fiscal 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. At September 30, 2015, the remaining commitment was approximately $2.9 million. The Company also assigned a $2.9 million irrevocable standby letter of credit to the party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payment under the agreement.

As of September 30, 2015, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of $1,750,451. These contracts mature at various dates through March 2016.

On November 18, 2014, the Company entered into an agreement with an unrelated party for the procurement and installation of equipment and process efficiencies. The purchase price is approximately $3.7 million. The Company has paid approximately $3.1 million and approximately $.6 million is included in accounts payable as of September 30, 2015.

On August 19, 2015, the Company entered into an agreement with an unrelated party for the construction of a grain bin. The purchase price is approximately $1 million. Approximately $.1 million has been paid. The remaining balance of approximately $.9 million will be paid as invoiced over the course of the completion of the project in fiscal year 2016.

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

Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn and natural gas derivatives and through revenue for ethanol derivatives.

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2015	2014
Derivative assets - corn contracts	$435,525	$878,463
Derivative assets - ethanol contracts	—	420,709
Derivative liabilities - corn contracts	(76,075)	(268,394)
Derivative liabilities - ethanol contracts	(110,250)	—
Derivative liabilities - natural gas	(1,880)	—
Cash held by (due to) broker	498,858	(543,700)
Total	$746,178	$487,078

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2015	2014	2013
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$797,213	$(1,000,178)	$—
Unrealized gain (loss)	(531,447)	421,197	12,550
Total effect on revenues	265,766	(578,981)	12,550

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,766,673	2,371,526	1,255,616
Unrealized gain (loss)	(250,131)	609,581	(214,189)
Total effect on corn costs	1,516,542	2,981,107	1,041,427

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	70,270	—	—
Unrealized (loss)	(4,800)	—	—
Total effect on natural gas costs	65,470	—	—
Total effect on cost of goods sold	$1,582,012	$2,981,107	$1,041,427
Total gain to operating income due to derivative activities	$1,847,778	$2,402,126	$1,053,977

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$435,525	$435,525	$—	$—
Liabilities, derivative financial instruments	$188,205	$188,205	$—	$—

	2014
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,299,172	$1,299,172	$—	$—
Liabilities, derivative financial instruments	$268,394	$268,394	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2015, 2014 and 2013 totaled $71,972, $87,262 and $58,310, respectively.

Note 12.    Contingency

In May 2010, a lawsuit was filed against the Company and approximately twenty other ethanol plants, design firms and equipment manufacturers by an unrelated party claiming the Company’s operation of the corn oil extraction system is infringing at least one patent and that all parties have engaged in willful infringement. The plaintiff seeks injunctive relief, an award of damages with interest and any other remedies available under certain patent statutes or otherwise under law.  The Company is currently defending the lawsuit with legal counsel and has asserted various defenses including that it does not infringe; that the patents are invalid; and/or that the patents are unenforceable.  The court issued a ruling in November 2014 which was favorable to the Company, however various matters remain outstanding and the plaintiff has indicated its intent to appeal. The Company is unable at this time to estimate the ultimate outcome or determine if the lawsuit will have a material adverse effect on the Company.

Note 13.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2015 and 2014.

	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Revenue	$30,020,963	$30,168,024	$29,047,061	$26,691,721
Gross profit	2,588,490	500,958	1,263,086	1,263,790
Operating income (loss)	1,725,691	(247,178)	595,317	590,489
Net income (loss)	1,723,899	(255,856)	598,806	584,715
Basic & diluted earnings (loss) per unit	41.00	(6.08)	14.24	13.91

	12/31/2013	3/31/2014	6/30/2014	9/30/2014
Revenue	$34,755,136	$36,494,001	$38,991,719	$37,093,337
Gross profit (loss)	623,134	5,050,374	8,794,502	7,364,839
Operating income (loss)	(251,400)	4,273,784	7,806,391	6,232,113
Net income (loss)	(268,807)	4,274,431	7,795,526	6,225,378
Basic & diluted earnings (loss) per unit	(6.39)	101.65	185.39	148.05

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's president and chief executive officer and director of finance, have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls and procedures  (as defined in Rule  13a-15(e)  under  the Securities Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the director of finance have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected

Management's Annual Report on Internal Control Over Financial Reporting.

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2015.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2015, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2015 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2016 Annual Meeting of Members (the “2016 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2015.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Schedules.

The financial statements are set forth in Item 8 of this annual report.  Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(b)	Exhibits.

The following exhibits are filed as part of this annual report.  Exhibits previously filed are incorporated by reference, as noted.

			Incorporated by Reference
Exhibit		Filed Herewith;		Period		Filing
Number	Exhibit Description	Page Number	Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.1	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC. See Exhibit 10.1.1 for an amendment to this agreement		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distiller’s Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC. See Exhibit 10.23 for an amendment to this Agreement.		10-K	9/30/2012	10.16	12/21/2012
10.4	Revolving Term Loan Supplement and Amendment Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC. See Exhibit 10.24 for an amendment to this Agreement.		10-K	9/30/2012	10.17	12/21/2012
10.5	Monitored Revolving Credit Supplement and Amendment Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC. See Exhibits 10.25 and 10.26 for amendments to this Agreement.		10-K	9/30/2012	10.18	12/21/2012
*10.6	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.7	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.8	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.9	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013

10.11	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.24	5/15/2013
10.12	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.25	5/15/2013
10.13	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.26	5/15/2013
*10.14	Distiller’s Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014
10.15	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014
10.16	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.29	8/13/2014
10.17	Monitored Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.30	8/13/2014
10.18	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.31	8/13/2014
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2
†32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
†32.2	Section 1350 Certification of Chief Financial Officer	E-4
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
†
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2015	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 18, 2015	/s/ Kristine Strum
Kristine Strum, Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 18, 2015	/s/ William Couser
William Couser, Director

December 18, 2015	/s/ Jeff Taylor
Jeff Taylor, Director

December 18, 2015	/s/ Timothy Fevold
Timothy Fevold, Director

December 18, 2015	/s/ Terrill Wycoff
Terrill Wycoff, Director

December 18, 2015	/s/ Kurt Olson
Kurt Olson, Director

December 18, 2015	/s/ James Hill
James Hill, Director

December 18, 2015	/s/ Brian Conrad
Brian Conrad, Director

December 18, 2015	/s/ Richard Johnson
Richard Johnson, Director

December 18, 2015	/s/ Rick Vaughan
Rick Vaughan, Director

December 18, 2015	/s/ Gregory Geoffroy
Gregory Geoffroy, Director

December 18, 2015	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 18, 2015	/s/ Kristine Strum
Kristine Strum, Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2015

†
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.