Form 10-Q
period 2015-12-31
Lincolnway Energy, LLC
filed 2016-02-12
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 12, 2016.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,776	$250
Cash equivalents - repurchase account	2,928,253	1,502,248
Derivative financial instruments (Note 8 and 9)	577,520	746,178
Trade and other accounts receivable (Note 7)	1,576,221	3,977,264
Inventories (Note 3)	5,055,936	3,957,973
Prepaid expenses and other	372,607	404,180
Total current assets	10,512,313	10,588,093

PROPERTY AND EQUIPMENT
Land and land improvements	6,982,287	6,982,287
Buildings and improvements	3,019,955	2,978,918
Plant and process equipment	100,759,738	93,371,048
Office furniture and equipment	458,219	455,736
Construction in progress	1,480,087	7,604,320
	112,700,286	111,392,309
Accumulated depreciation	(75,429,437)	(73,753,905)
Total property and equipment	37,270,849	37,638,404

OTHER ASSETS
Financing costs, net of amortization of $419,358 and $410,590	52,603	61,371
Other	815,045	777,478
Total other assets	867,648	838,849

Total assets	$48,650,810	$49,065,346

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2015	September 30, 2015
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$—	$1,656,923
Accounts payable	2,768,093	3,096,317
Accounts payable, related party (Note 6)	2,981,856	750,768
Current maturities of long-term debt (Note 5)	27,283	54,280
Accrued expenses	2,030,620	1,262,355
Total current liabilities	7,807,852	6,820,643

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	27,571	27,571
Deferred revenue	703,704	740,741
Other	450,000	450,000
Total noncurrent liabilities	1,181,275	1,218,312

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	671,578	2,036,286
Total members' equity	39,661,683	41,026,391

Total liabilities and members' equity	$48,650,810	$49,065,346

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2015	December 31, 2014
	(Unaudited)
Revenues (Notes 2 and 7)	$24,400,659	$30,020,963

Cost of goods sold (Note 7)	24,951,283	27,432,473

Gross profit (loss)	(550,624)	2,588,490

General and administrative expenses	806,338	862,799

Operating income (loss)	(1,356,962)	1,725,691

Other income (expense):
Interest income	1,307	11,169
Interest expense	(9,053)	(12,961)
	(7,746)	(1,792)

Net income (loss)	$(1,364,708)	$1,723,899

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(32.46)	$41.00

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2015	December 31, 2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,364,708)	$1,723,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,684,300	2,014,665
Changes in working capital components:
Derivative financial instruments	168,658	(270,418)
Trade and other accounts receivable	2,401,043	(1,962,238)
Inventories	(1,097,963)	175,774
Prepaid expenses and other	(5,994)	(218,838)
Accounts payable	881,112	(107,497)
Accounts payable, related party	2,231,088	1,412,442
Accrued loss on firm purchase commitments	631,605	—
Accrued expenses and deferred revenue	101,683	766,467
Net cash provided by operating activities	5,630,824	3,534,256

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,519,373)	(3,892,517)
Net cash (used in) investing activities	(2,519,373)	(3,892,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Members distributions	—	(13,665,925)
Payments on long-term borrowings	(26,997)	(26,437)
Change in checks in excess of bank balance	(1,656,923)	—
Net cash (used in) financing activities	(1,683,920)	(13,692,362)

Net increase (decrease) in cash and cash equivalents	1,427,531	(14,050,623)

CASH AND CASH EQUIVALENTS
Beginning	1,502,498	22,978,388
Ending	$2,930,029	$8,927,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$1,208	$1,424

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$8,754	$378,055
Construction in progress included in accrued expenses	1,030	37,190

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 1.    Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the "Company"), located in Nevada, Iowa, was formed in May 2004 to build and operate a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006. The Company is directly influenced by commodity markets and the agricultural and energy industries and, accordingly, its results of operations and financial condition may be significantly affected by cyclical market trends and the regulatory, political and economic conditions in these industries.

Basis of presentation and other information: The balance sheet as of September 30, 2015 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2015 and for the three months ended December 31, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2015 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company periodically invests excess cash in a bank overnight reverse repurchase account, which totaled approximately $2.9 million and $1.5 million at December 31, 2015 and September 30, 2015, respectively. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank's total obligations under the agreements.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of December 31, 2015 and September 30, 2015.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase commitments, market is based on net realizable values. For the three months ended December 31, 2015 and 2014 the Company recognized a reserve and resulting loss of approximately $299,000 and none for a lower of costs or market inventory adjustment.

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

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distillers grain, title passes upon the loading into

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

trucks or railcars.    Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2015	December 31, 2014
Ethanol, net of hedging gain (loss)	$19,218,652	$25,366,226
Distillers Grains	4,000,574	4,001,044
Other	1,181,433	653,693
Total	$24,400,659	$30,020,963

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2015	September 30, 2015

Raw materials, including corn, chemicals and supplies	$3,053,494	$3,017,637
Work in process	820,922	662,769
Ethanol and distillers grains	1,181,520	277,567
Total	$5,055,936	$3,957,973

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The amount available and outstanding under the loan cannot exceed the borrowing base as calculated per the agreement. The borrowing base was $0 as of December 31, 2015 due to $3.5 million in deferred corn payable. The deferred corn payments were paid shortly after the end of the quarter on January 6, 2016 which increased our borrowing to $3.2 million on that date. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.9. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2016. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of December 31, 2015 and September 30, 2015.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020. There were no outstanding borrowings on the revolving term loan at December 31, 2015 and September 30, 2015.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2015 and 2014:

Corn Commitment:
December 31, 2015

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Key	$138,339	—	December 2015	$304,616
Heartland	—	200,000	—	391,578
Mid Iowa	17,908	600,000	December 2015	336,423
Other	$2,709,320	150,000	May 2016	$1,949,239

Corn Purchased:
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Key	$5,904,336	$4,178,651
Heartland	1,975,731	3,037,878
Mid Iowa	2,701,240	1,988,337
Other	$2,138,209	$2,008,207

Note 7.    Commitments and Major Customers

On January 1, 2013, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this entity were $19,163,758 and $25,760,081, respectively, for the three months ended December 31, 2015 and 2014. Trade accounts receivable of $922,028 was due from this entity as of December 31, 2015. As of December 31, 2015, the Company had ethanol unpriced sales commitments with this entity of approximately 21.7 million gallons through December 2016.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues with this entity were $4,372,043 and $4,001,044, respectively, for the three months ended December 31, 2015 and 2014. Trade accounts receivable of $297,806 was due from this entity as of

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

December 31, 2015. The Company had distillers grain sales commitments with this entity of approximately 3,119 tons, for a total sales commitment of approximately $.4 million.

As of December 31, 2015, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately$2.5 million. These contracts mature at various dates through December 2016. At December 31, 2015, the Company recorded a reserve and a resulting loss of $631,605 for the losses on forward purchase committments.

In fiscal 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. At December 31, 2015 the remaining commitment was approximately $2.8 million. The Company also assigned a $2.8 million irrevocable standby letter of credit to the counterparty to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payment under the agreement.

The Company has entered into a fixed contract with a supplier of denaturant. The contract is for 486,000 gallons at $1.096 per gallon. The term of the contract is from January 1, 2016 through June 30, 2016. The future purchase commitment on this contract is $532,656.

As of December 31, 2015, the Company had purchased commitments for natural gas forward contracts with an unrelated party for a total commitment of $822,738. These contracts mature at various dates through January 2016.

On August 19, 2015, the Company entered into an agreement with an unrelated party for the construction of a grain bin. The purchase price is approximately $1 million. Approximately $.7 million has been paid. The remaining balance of approximately $.3 million will be paid as invoiced over the course of the completion of the project in fiscal year 2016.

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchase and sale contracts.  Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives. The Company treats all contracts with the same counterparty on a net basis on the balance sheet.

Derivatives not designated as hedging instruments are as follows:

	December 31, 2015	September 30, 2015
Derivative assets - corn contracts	$614,938	$435,525
Derivative liabilities - corn contracts	(67,175)	(76,075)
Derivative liabilities - ethanol contracts	(103,124)	(110,250)
Derivative liabilities - natural gas contracts	—	(1,880)
Cash held by (due to) broker	132,881	498,858
Total	$577,520	$746,178

The effects on operating income from derivative activities is as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months Ended
	December 31, 2015	December 31, 2014
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$47,768	$(464,772)
Unrealized gain	7,126	70,917
Total effect on revenues	54,894	(393,855)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	551,631	1,082,369
Unrealized gain (loss)	188,313	(484,881)
Total effect on corn cost	739,944	597,488
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	29,290	—
Total effect on natural gas cost	29,290	—
Total effect on cost of good sold	$769,234	$597,488
Total gain due to derivative activities	$824,128	$203,633

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$614,938	$614,938	$—	$—

Liabilities, derivative financial instruments	$(170,299)	$(170,299)	$—	$—

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$435,525	$435,525	$—	$—

Liabilities, derivative financial instruments	$(188,205)	$(188,205)	$—	$—

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement on Forward Looking Statements and Industry and Market Data

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2015 including the financial statements, accompanying notes and the risk factors contained herein.

Cautionary Statement on Forward-Looking Statements

Various discussions and statements in this quarterly report are or contain forward-looking statements that express our current beliefs, forecasts, projections and predictions about future events.  All statements other than statements of historical fact are forward-looking statements, and include statements with respect to financial results and condition; anticipated trends in business, revenues, net income, net profits or net losses; projections concerning ethanol prices, distillers grain prices, corn prices, gas prices, operations, capital needs and cash flow; investment, business, growth, joint venture, expansion, acquisition and divestiture opportunities and strategies; management's plans or intentions for the future; competitive position or circumstances; and other forecasts, projections, predictions and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "strategy," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward-looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements; and

•	Volatile commodity and financial markets.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from

those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

General Overview

Lincolnway Energy is an Iowa limited liability company that operates a dry mill, natural gas fired ethanol plant located in Nevada, Iowa.  We have been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 22, 2006.  Our ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year.

All of the ethanol we produce is marketed by Eco-Energy, LLC (“Eco-Energy”) and all of our distillers grains are marketed by Gavilon Ingredients, LLC (“Gavilon”). Our revenues are derived primarily from the sale of our ethanol and distillers grains.

We also extract corn oil from the syrup generated in the production of ethanol. We market and distribute all of our corn oil directly to end users and third party brokers within the domestic market.

EPCO Carbon Dioxide Products, Inc. (“EPCO”) has a plant located on the Company’s site that collects the carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. EPCO also markets and sells the liquid carbon dioxide.

We do not anticipate that sales of corn oil and carbon dioxide will be material sources of revenue for us and we do not have significant operating or other costs related to the extraction of such co-products.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and the revolving line of credit that is available to us.

Recent Regulatory Developments

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

Executive Summary

Highlights for the three months ended December 31, 2015, are as follows:

•Total revenues decreased 18.7%, or $5.6 million, compared to the 2014 comparable period.

•Total cost of goods sold decreased 9.0%, or $2.5 million, compared to the 2014 comparable period.

•Net loss was $1.4 million, which was a decrease of approximately $3.1 million when compared to net income of $1.7 million for the 2014 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2015		2014

Revenue	$24,401	100.0%	$30,021	100.0%
Cost of goods sold	24,951	102.3%	27,432	91.4%
Gross profit (loss)	(551)	(2.3)%	2,589	8.6%
General and administrative expenses	806	3.3%	863	2.9%
Operating income (loss)	(1,357)	(5.6)%	1,726	5.7%
Other income (expense), net	(8)	—%	(2)	—%
Net income (loss)	$(1,365)	(5.6)%	$1,724	5.7%

Results of Operations for the Three Months Ended December 31, 2015 as Compared to the Three Months Ended December 31, 2014

Revenues. Total revenues decreased by 18.7% for the three months ended December 31, 2015 from the three months ended December 31, 2014. Ethanol sales decreased by 24.2% and sales from co-products increased by 11.4% for the three months ended December 31, 2015 from the three months ended December 31, 2014. The change in ethanol revenue was a result of an 18.6% decrease in the price per gallon received and an 8.9% decrease in volume for the three months ended December 31, 2015, when compared to the three months ended December 31, 2014. Ethanol prices dropped with the surplus supply in the market. Our sales volume decreased due to an infection issue in production and lower run rates during the implementation of new process improvements. Ethanol revenue for the three months ended December 31, 2015 also included a $54,894 net gain for ethanol derivatives, compared to a $.4 million loss in the same quarter for the prior year.

Sales from co-products increased by 9.0% for the three months ended December 31, 2015 from the three months ended December 31, 2014. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was due to a $.2 million increase in corn oil sales and a $.3 million increase in load out services revenue from an agreement with an unrelated party. Distillers grain revenue and sales volume for the three months ended December 31, 2015 stayed relatively constant with the previous year. The 46% increase in corn oil revenue was due to an 85% increase in sales volume after the implementation of several process improvements. The increase in sales volume of corn oil was offset by a 21.4% decrease in market price. The additional load out services revenue resulted from an agreement with an unrelated party to load out their product at the Company's rail or truck facilities.

Cost of goods sold. Cost of goods sold decreased by 9.0% for the three months ended December 31, 2015 from the three months ended December 31, 2014. The decrease was primarily due to a 1.3 million decrease in ethanol gallons sold. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $.9 million, or 4%, for the three months ended December 31, 2015 from the three months ended December 31, 2014. The decrease in corn cost is due to an 8.9% decrease in ethanol sales volume. For the three months ended December 31, 2015 corn costs also included a $.7 million net gain for derivatives relating to corn costs, compared to a $.6 million gain in the same quarter for the prior year. Corn costs represented 68.4% of cost of goods sold for the three months ended December 31, 2015, compared to 66.3% for the three months ended December 31, 2014. Cost of goods sold also included a $.6 million loss on firm corn purchase commitments for the three months ended December 31, 2015.

Energy costs, coal and natural gas, decreased by $.8 million, or 34%, for the three months ended December 31, 2015 from the three months ended December 31, 2014. The decrease is due to the Company's switch from coal to natural gas as its primary energy source in November 2014.

Industry Factors that May Affect Future Operating Results

During the three months ended December 31, 2015, the ethanol industry experienced declining ethanol margins as a result of a combination of factors including the following:

•Corn prices fell modestly during the three months ended December 31, 2015 and registered new multiple year lows as calendar year 2015 ended. The price per bushel dropped during the quarter as the market absorbed the impact of the second consecutive plentifully large corn crop. For the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, the average price per bushel paid was $3.47 and $3.58, respectively. While this would appear to be a positive for margins, the ability of all ethanol capacity to access cheap corn brought excessive ethanol supplies to market.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2016 ending corn stocks of over 1.8 billion bushels, suggesting stable to lower corn prices. In response to these estimates corn prices deteriorated. Low to normal seasonal ethanol stocks gave way to rapidly rising ethanol stocks and falling ethanol prices, during the entire quarter ending December 2015.

•Gasoline demand continues modestly higher than expected but ethanol inventories accelerated higher as modest industry profitability in 2015 encouraged the ongoing capacity increases to operate immediately which resulted in record large production rates in the three months ended December 31, 2015.

•Decreases in export sales of ethanol to foreign consumers, particularly Brazil, resulted from lower petroleum prices and a very strong US dollar. This negatively impacted the attractiveness of U.S. ethanol in Brazil and other world markets.

We use futures and option strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. We incorporate risk management strategies to also cover some of the risk involved with changing ethanol and distillers market prices. We continue to monitor the markets and attempt to provide for an adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Credit and Counterparty Risks

Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy and sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities.  We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations.  The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains (losses) from OTC derivative instruments (including forward purchase and sale contracts).   Part of our risk management strategy requires that we actively monitor credit and counterparty risk through credit analysis.

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $2.7 million as of December 31, 2015 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2015	2014
Net cash provided by operating activities	$5,630,824	$3,534,256
Net cash used in investing activities	(2,519,373)	(3,892,517)
Net cash used in financing activities	(1,683,920)	(13,692,362)
Net increase (decrease) in cash and cash equivalents	$1,427,531	$(14,050,623)

Cash Flow from Operations

For the three months ended December 31, 2015, net cash provided by operating activities increased by $2.1 million when compared to net cash provided by operating activities for the three months ended December 31, 2014. The increase in cash provided by operating activities is due to timing in working capital components totaling $5.2 million partially offset by the $3.1 million decrease in net income.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities decreased by $1.4 million for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The decrease is due to the reduction in the number of ongoing capital projects. A large process improvement project was completed in November 2015.

Cash Flow Used in Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities decreased by $12.0 million for the three months ended December 31, 2015, compared to the three months ended December 31, 2014. The decrease is due to distributions paid to members during the three months ended December 31, 2014.

Critical Accounting Estimates and Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.

Revenue Recognition

Revenue from the sale of our ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the marketing company. This generally occurs upon the loading of the product. For ethanol, title passes from the Companyat the time the product crosses the loading flange into either a railcar or truck. For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that the railcars have been loaded and are available for billing. For distillers grains, title passes upon the loading of distillers grains into trucks. Shipping and handling costs incurred by us for the sale of ethanol and distillers grain are included in costs of goods sold.

All of our ethanol production is sold to Eco-Energy. The purchase price payable to us under our agreement with Eco-Energy is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco-Energy.

We have an agreement with Gavilon to purchase all of the distillers grains produced at our ethanol plant. The purchase price payable to us is the corresponding price being paid to Gavilon for the distillers grains in question, less certain logistics costs and a service fee.

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the December 31, 2015 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and forward contracts, market is based on net realizable values.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In addition to the various risks inherent in the ethanol industry and our operations, we are exposed to various market risks.  The primary market risks arise as a result of possible changes in certain commodity prices and changes in interest rates.

Commodity Price Risk

We are exposed to market risk with respect to the price of ethanol, which is our principal product, and the price and availability of corn and natural gas, which are the principal commodities we use to produce ethanol.  Our other primary product is distillers grains, and we are also subject to market risk with respect to the price for distillers grains.  The prices for ethanol, distillers grains, corn and natural gas are volatile, and we may experience market conditions where the prices we receive for our ethanol and distillers grains are declining, but the price we pay for our corn, natural gas and other inputs is increasing. Our results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions.  We are, however, subject to various material risks related to our production of ethanol and distillers grains and the price for ethanol and distillers grains.  For example, ethanol and distillers grains prices are influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes and the effects of laws and regulations.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We will generally not be able to pass along increased corn costs to our ethanol customers.  We are subject to various material risks related to the availability and price of corn, many of which are beyond our control  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If our corn costs were to increase $.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.3 million for the year, assuming corn use of 23 million bushels during the year. The widespread drought in the United States during 2012 resulted in significantly higher corn prices, but the consecutive large corn harvests in 2014 and 2015 significantly lowered corn prices.

During the quarter ended December 31, 2015, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.57 per bushel for March 2015 delivery to a high of $4.10 per bushel for March 2015 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2014 ranged from a low of $3.31 per bushel for March 2014 delivery to a high of $4.17 per bushel for March 2014 delivery.

The average price we received for our ethanol during the three months ended December 31, 2015 was $1.40 per gallon, a sharp reduction as compared to $1.72 per gallon during the three months ended December 31, 2014.

During the quarter ended December 31, 2015, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.40 per gallon for March 2016 delivery to a high of $1.57 per gallon for March 2016 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2014 ranged from a low of $1.46 per gallon for March 2015 delivery to a high of $1.77 per gallon for March 2015 delivery.

We may from time to time take various cash, futures, options or other positions in an attempt to minimize or reduce our price risks related to corn and ethanol. The extent to which we enter into such positions may vary substantially from time to time and based on various factors, including seasonal factors and our views as to future market trends. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences that are beyond our control. We could incur substantial losses on our cash, futures, options or other positions.

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  We are instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in its cost of goods sold for the three months ended December 31, 2015 was $739,944, as opposed to the net gain of $597,488 for the three months ended December 31, 2014.

We attempt to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of January 1, 2016, we had corn coverage through approximately February 28, 2016. We continue to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. We continue to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond our control.

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended December 31, 2015 represented approximately 6.1% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one month LIBOR index rate plus 2.9%, adjusted weekly. The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15%. We do not anticipate any material increase in interest rates during Fiscal 2016.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management,  under the supervision and with  the  participation  of  our President and Chief Executive Officer and our Director of Finance (our principal financial officer), have evaluated the  effectiveness of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  our President and Chief Executive Officer and our Director of Finance have  concluded  that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports our  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including our  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On May 3, 2010, the Company was sued by GS CleanTech Corporation ("CleanTech"), a wholly owned subsidiary of GS (Green Shift) CleanTech Corporation. The lawsuit involves claims by CleanTech that it owns proprietary rights related to methods for the separation of corn oil from the by-product stream of the dry mill ethanol manufacturing process, and post-oil removal processing methods. The lawsuit was initially filed in United Stated District Court for the Northern District of Iowa as Case No. 5:10-cv-04036, and alleged infringement of United States Patent No. 7,601,858. Additional patents were subsequently asserted by CleanTech against the Company.

Shortly after the case was filed, CleanTech petitioned the Multi-District Litigation Panel of the Federal Judiciary (the "MDL Panel"), and was successful in having our case as well as numerous other cases moved to the United States District Court for the Southern District of Indiana for all pretrial activity. The Multi-District Litigation ("MDL") proceeding is captioned: In re: Method of Processing Ethanol Byproducts and Related Subsystems Patent Litigation, and has been assigned the following case number by the Court: Master Case No.: 1:10-ml-2181-LJM-DML. The Order by the MDL Panel operated to join multiple defendants from differing actions into the consolidated MDL proceeding. The Company has joined with these defendants, consisting of a number of other ethanol manufacturers as well as ethanol process equipment manufacturers, in defending the claims asserted by CleanTech.

The MDL defendants collectively filed Motions for Summary Judgment asserting that each did not infringe the patents-at-issue and, further, that said patents are invalid. On November 13, 2014, the US District Court released its Ruling & Order on Summary Judgment. The Court held that the Company did not infringe the patents-at-issue and further ruled that said patents are invalid and, thus, unenforceable against the Company. The Court also denied CleanTech's Motion for Summary Judgment of Infringement and Enforceability against the Company.

There are remaining claims of inequitable conduct of CleanTech and its attorneys as well as counterclaims filed by various of the MDL defendants. Once these issues are determined, a final judgment against CleanTech will be entered, at which time CleanTech has announced that it will appeal the unfavorable determinations to the U.S. Court of Appeals for the Federal Circuit.

The Company was successful on the Motion For Summary Judgment as noted above, but given CleanTech's stated intention to appeal, we are unable as of the date of this quarterly report to determine the ultimate likelihood of an unfavorable outcome or the amount or range of possible loss or whether the lawsuit will have a material adverse effect on the Company. The lawsuit has, however, increased our legal costs.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

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

LINCOLNWAY ENERGY, LLC

February 12, 2016	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 12, 2016	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2015

Description of Exhibit			Page

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1

	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3

	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

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