Form 10-Q
period 2016-03-31
Lincolnway Energy, LLC
filed 2016-05-16
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 16, 2016.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,966	$250
Cash equivalents - repurchase account	—	1,502,248
Derivative financial instruments (Note 8 and 9)	612,452	746,178
Trade and other accounts receivable (Note 7)	3,531,591	3,977,264
Inventories (Note 3)	4,194,390	3,957,973
Prepaid expenses and other	313,873	404,180
Total current assets	8,666,272	10,588,093

PROPERTY AND EQUIPMENT
Land and land improvements	6,982,287	6,982,287
Buildings and improvements	3,019,955	2,978,918
Plant and process equipment	100,821,780	93,371,048
Office furniture and equipment	457,211	455,736
Construction in progress	1,790,220	7,604,320
	113,071,453	111,392,309
Accumulated depreciation	(77,157,871)	(73,753,905)
Total property and equipment	35,913,582	37,638,404

OTHER ASSETS
Financing costs, net of amortization of $428,125 and $410,590	43,836	61,371
Other	815,065	777,478
Total other assets	858,901	838,849

Total assets	$45,438,755	$49,065,346

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2016	September 30, 2015
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$110,930	$1,656,923
Accounts payable	1,778,924	3,096,317
Accounts payable, related party (Note 6)	443,915	750,768
Current maturities of long-term debt (Note 5)	54,853	54,280
Accrued loss on firm purchase commitments	120,995	—
Accrued expenses	1,126,154	1,262,355
Total current liabilities	3,635,771	6,820,643

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	3,750,000	27,571
Deferred revenue	666,667	740,741
Other	450,000	450,000
Total noncurrent liabilities	4,866,667	1,218,312

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(2,053,788)	2,036,286
Total members' equity	36,936,317	41,026,391

Total liabilities and members' equity	$45,438,755	$49,065,346

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$22,463,582	$30,168,024	$46,864,241	$60,188,987

Cost of goods sold (Note 7)	24,502,618	29,667,066	49,453,901	57,099,539

Gross profit (loss)	(2,039,036)	500,958	(2,589,660)	3,089,448

General and administrative expenses	669,318	748,136	1,475,654	1,610,935

Operating income (loss)	(2,708,354)	(247,178)	(4,065,314)	1,478,513

Other income (expense):
Interest income	1,006	4,065	2,313	15,234
Interest expense	(18,020)	(12,743)	(27,073)	(25,704)
	(17,014)	(8,678)	(24,760)	(10,470)

Net income (loss)	$(2,725,368)	$(255,856)	$(4,090,074)	$1,468,043

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(64.81)	$(6.08)	$(97.27)	$34.91

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2016	March 31, 2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,090,074)	$1,468,043
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,422,509	4,049,490
Changes in working capital components:
Derivative financial instruments	133,726	(139,676)
Trade and other accounts receivable	445,673	(2,687,315)
Inventories	(236,417)	898,913
Prepaid expenses and other	52,720	(117,167)
Accounts payable	(145,426)	335,773
Accounts payable, related party	(306,853)	(73,952)
Accrued loss on firm purchase commitments	120,995	—
Accrued expenses and deferred revenue	(291,978)	(602,544)
Net cash provided by (used in) operating activities	(895,125)	3,131,565

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,770,416)	(7,695,022)
Net cash (used in) investing activities	(2,770,416)	(7,695,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Members distributions	—	(13,665,925)
Proceeds from long term borrowings	3,750,000	—
Payments on long-term borrowings	(26,998)	(26,437)
Change in checks in excess of bank balance	(1,545,993)	—
Net cash provided by (used in) financing activities	2,177,009	(13,692,362)

Net decrease in cash and cash equivalents	(1,488,532)	(18,255,819)

CASH AND CASH EQUIVALENTS
Beginning	1,502,498	22,978,388
Ending	$13,966	$4,722,569

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$10,815	$1,425

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$46,123	$746,799
Construction in progress included in accrued expenses	84,793	32,508

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

Basis of presentation and other information: The balance sheet as of September 30, 2015 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2016 and for the three and six months ended March 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2015 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company periodically invests excess cash in a bank overnight reverse repurchase account, which totaled approximately $1.1 million and $1.5 million at March 31, 2016 and September 30, 2015, respectively. In accordance with the terms of the repurchase agreements, the Company does not take possession of the related securities. The agreements also contain provisions to ensure that the market value of the underlying assets remain sufficient to protect the Company in the event of default by the bank by requiring that the underlying securities have a total market value of at least 100% of the bank's total obligations under the agreements.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of March 31, 2016 and September 30, 2015.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.  In the valuation of inventories and purchase commitments, market is based on net realizable values. For the six months ended March 31, 2016, the Company recognized a loss of approximately $95,449 for a lower of costs or market inventory adjustment. No adjustments to inventory were made for the six months ended March 31, 2015.

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

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the term of the agreement.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Ethanol, net of hedging gain (loss)	$17,075,811	$22,767,894	36,294,463	48,134,120
Distillers Grains	4,190,517	6,501,539	8,191,091	10,502,583
Other	1,197,254	898,591	2,378,687	1,552,284
Total	$22,463,582	$30,168,024	$46,864,241	$60,188,987

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2016	September 30, 2015

Raw materials, including corn, chemicals and supplies	$2,802,623	$3,017,637
Work in process	740,493	662,769
Ethanol and distillers grains	651,274	277,567
Total	$4,194,390	$3,957,973

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.9%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2016. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of March 31, 2016 and September 30, 2015.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020. There was $3,750,000 and $0 outstanding borrowings on the revolving term loan at March 31, 2016 and September 30, 2015.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members as of March 31, 2016 and during the three and six months ended March 31, 2016 and 2015:

Corn Commitment:
March 31, 2016

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,367,812	2,210,000	October 2016	$443,915

Corn Purchased:
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Related Parties	$10,482,669	$12,720,392	$23,202,185	$23,933,453

Note 7.    Commitments and Major Customers

On January 1, 2013, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this entity were $17,057,595 and $36,221,353, respectively, for the three and six months ended March 31, 2016. Revenues with this entity were $22,029,408 and $47,789,489, respectively, for the three and six months ended March 31, 2015. Trade accounts receivable of $2,592,495 were due from this entity as of March 31, 2016. As of March 31, 2016, the Company had ethanol unpriced sales commitments with this entity of approximately 15.0 million gallons through December 2016.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues with this entity were $4,324,175 and $8,696,218, respectively, for the three and six months ended March 31, 2016. Revenues with this entity were $6,501,539 and $10,502,583, respectively, for the three and six months ended March 31, 2015. Trade accounts receivable of $455,493 were due from this entity as of March 31, 2016. The Company had distillers grain sales commitments with this entity of approximately 1,878 tons, for a total sales commitment of approximately $.2 million through April 2016.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of March 31, 2016, the Company had purchased commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $1.2 million. These contracts mature at various dates through January 2017. At March 31, 2016, the Company recorded a reserve and a resulting loss of $120,995 for the losses on forward purchase commitments.

In fiscal 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. At March 31, 2016 the remaining commitment was approximately $2.7 million. The Company also assigned a $2.7 million irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payment under the agreement.

As of March 31, 2016, the Company had purchased commitments for natural gas forward contracts with an unrelated party for a total commitment of $383,589. These contracts mature at various dates through December 2016.

On August 19, 2015, the Company entered into an agreement with an unrelated party for the construction of a grain bin. The purchase price is approximately $1 million. Approximately $.8 million has been paid. The remaining balance of approximately $.2 million will be paid as invoiced over the course of the completion of the project in fiscal year 2016.

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

The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company's specific goal is to protect the Company from large moves in its commodity costs.

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2016	September 30, 2015
Derivative assets - corn contracts	$292,706	$435,525
Derivative liabilities - corn contracts	(160,725)	(76,075)
Derivative liabilities - ethanol contracts	(107,483)	(110,250)
Derivative liabilities - natural gas contracts	—	(1,880)
Cash held by broker	587,954	498,858
Total	$612,452	$746,178

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$22,575	$(464,772)	$70,343	$(760,673)
Unrealized gain (loss)	(4,359)	70,917	2,767	(15,057)
Total effect on revenues	18,216	(393,855)	73,110	(775,730)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	481,813	1,082,369	1,033,444	158,376
Unrealized gain (loss)	(367,032)	(484,881)	(178,719)	907,550
Total effect on corn cost	114,781	597,488	854,725	1,065,926
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	97,390	—	124,800	—
Total effect on natural gas cost	97,390	—	124,800	—
Total effect on cost of goods sold	$212,171	$597,488	$979,525	$1,065,926
Total gain due to derivative activities	$230,387	$203,633	$1,052,635	$290,196

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$292,706	$292,706	$—	$—

Liabilities, derivative financial instruments	$(268,208)	$(268,208)	$—	$—

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$435,525	$435,525	$—	$—

Liabilities, derivative financial instruments	$(188,205)	$(188,205)	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets; and

•	Negative impacts on distillers grain prices and demand resulting from the Chinese antidumping and countervailing duty investigation.

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

Beginning in January 2016, various ethanol and agricultural industry groups have petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule. If the EPA's decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Executive Summary

Highlights for the three months ended March 31, 2016, are as follows:

•Total revenues decreased 25.5%, or $7.7 million, compared to the 2015 comparable period.

•Total cost of goods sold decreased 17.4%, or $5.2 million, compared to the 2015 comparable period.

•Net loss was $2.7 million, which was an increase in net loss of approximately $2.4 million when compared to net loss of $.3 million for the 2015 comparable period.

Industry Factors that May Affect Future Operating Results

During the three months ended March 31, 2016, the ethanol industry experienced declining ethanol margins as a result of the combination of factors including the following:

•
Corn prices were tightly range bound during the three months ended March 31, 2016 and spot prices remained between $3.35 and $3.63 in the first quarter of calendar 2016. The price per bushel stabilized during the quarter as the market gauged the impact of the second consecutive plentifully large corn crop and a lack of Chinese demand. For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the average price per bushel paid was $3.48 and $3.80, respectively. While this would appear to be a positive for margins, the ability for all ethanol capacity to access cheap corn brought excessive supplies to market.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2016 ending corn stocks of over 1.8 billion bushels, suggesting stable corn prices. In response to these estimates, corn prices continued to trade sideways. Rapidly rising ethanol stocks and falling ethanol prices during the entire quarter ended December 31, 2015 yielded to normal seasonally expanding ethanol stocks and steady ethanol prices during the quarter ended March 31, 2016.

•
Gasoline demand continues to increase over 2015 levels as a result of low gasoline prices which may lead to increased demand for ethanol and could positively impact the market price for ethanol. However, even after record production during the quarter ended December 31, 2015, ethanol inventories continued to increase during the three months ended March 31, 2016. The increased supply of ethanol may offset any positive impact on the demand and price of ethanol resulting from higher gasoline demand.

•
Increases in export sales of ethanol to a variety of foreign consumers resulted from recovering petroleum prices and a weaker U.S. dollar. This positively impacted the attractiveness of U.S. ethanol in world markets and served to partially offset the ethanol stocks increase.

We use futures and options strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. We also incorporate risk management strategies to cover some of the risk involved with changing ethanol and distillers market prices. We continue to monitor the markets and attempt to provide for an adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Management currently believes that our margins will remain tight during the remainder of the fiscal year and continued low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that ethanol stocks remain high and U.S. exports of ethanol decline due to the premium price on ethanol as compared to unleaded gasoline. Unless additional demand can be found in foreign or domestic markets,a continued level of current ethanol stocks or any increase in domestic ethanol supply could have further negative impacts the price of ethanol.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices which adversely impacts the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains may experience further declines in the near term due to potential decreased exports to China as a result of the Chinese antidumping and countervailing duty investigation into distillers grains produced in the U.S. initiated in January 2016. Exports to China could further decrease if the investigation results in the imposition of antidumping tariffs on U.S. distillers grains. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.

Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil principally for biodiesel production. However, management currently believes that the renewal of the biodiesel blenders' tax credit for 2016 may lead to increased biodiesel production which could result in increased demand for corn oil. This may offset the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31, 2016
	(Unaudited)				(Unaudited)
Income Statement Data	2016		2015		2016		2015

Revenue	$22,464	100.0%	$30,168	100.0%	46,864	100.0%	60,189	100.0%
Cost of goods sold	24,503	109.1%	29,667	98.3%	49,454	105.5%	57,100	94.9%
Gross profit (loss)	(2,039)	(9.1)%	501	1.7%	(2,590)	(5.5)%	3,089	5.1%
General and administrative expenses	669	3.0%	748	2.5%	1,476	3.2%	1,611	2.7%
Operating income (loss)	(2,708)	(12.1)%	(247)	(0.8)%	(4,065)	(8.7)%	1,479	2.4%
Other income (expense), net	(17)	(0.1)%	(9)	—%	(25)	(0.1)%	(10)	—%
Net income (loss)	$(2,725)	(12.0)%	$(256)	(0.8)%	(4,090)	(8.6)%	1,468	(0.3)%

Results of Operations for the Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Revenues. Total revenues decreased $7.7 million, or 25.5%, for the three months ended March 31, 2016 from the three months ended March 31, 2015. Ethanol sales decreased $5.7 million, or 25.0% and sales from co-products decreased $2.0 million, or 27.2%, for the three months ended March 31, 2016 from the three months ended March 31, 2015. The change in ethanol revenue was a result of a 9.4% decrease in the price per gallon received and a 14.2% decrease in volume for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015. Ethanol prices dropped as a result of the market factors discussed above, including, without limitation, the surplus supply of ethanol in the market, lower gasoline prices and the market response to the reduced volume requirements set forth in the EPA Final Rule. Our sales volume decreased due to an infection issue in production and lower run rates during the implementation of new process improvements. Ethanol revenue for the three months ended March 31, 2016 also included a $18,216 net gain for ethanol derivatives, compared to a $.4 million loss in the same quarter for the prior year.

Sales from co-products decreased by 27.2% for the three months ended March 31, 2016 from the three months ended March 31, 2015. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was due to a $2.3 million decrease in distillers grain sales offset by $.3 million increase in corn oil sales and other co-products for the three months ended March 31, 2016 from the three months ended March 31, 2015. Distillers grain revenue decreased due to the reduction in production and a 15.8% decrease in price for the three months ended March 31, 2016. Distillers grain prices continue to struggle based primarily on lower corn prices and the reduced demand from China. The 45% increase in corn oil revenue was due to a 59.4% increase in sales volume after the implementation of several process improvements offset by a 8.2% decrease in market price due to the oversupply of soybeans and the lower price of soybean oil discussed above.

Cost of goods sold. Cost of goods sold decreased by 17.4% for the three months ended March 31, 2016 from the three months ended March 31, 2015. The decrease was primarily due to a decrease in corn and energy costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $4.2 million, or 19.5%, for the three months ended March 31, 2016 from the three months ended March 31, 2015. The decrease in corn cost is due to the decrease in ethanol production and a 6.5% decrease in corn prices which have been depressed due to the significant increase in the supply of corn available to the market following a strong harvest in 2015. For the three months ended March 31, 2016 corn costs also included a $.1 million net gain for derivatives relating to corn costs, compared to a $.6 million gain in the same quarter for the prior year. Corn costs represented 68.7% of cost of goods sold for the three months ended

March 31, 2016, compared to 72.2% for the three months ended March 31, 2015. Cost of goods sold also included a ($.5) million reversal for losses on firm corn purchase commitments for the three months ended March 31, 2016.

Natural gas energy costs, decreased by $.5 million, or 23.7%, for the three months ended March 31, 2016 from the three months ended March 31, 2015. The decrease is due to the lower natural gas prices.

Results of Operations for the Six Months Ended March 31, 2016 as Compared to the Six Months Ended March 31, 2015

Revenues. Revenues decreased by $13.3 million, or 22.1%, for the six months ended March 31, 2016 from the six months ended March 31, 2015. There was a decrease in ethanol sales of $11.6 million, or 24.6%, for the six months ended March 31, 2016 from the six months ended March 31, 2015. The average price per gallon of ethanol sold decreased 14.7% for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Ethanol prices declined during the current period as compared to the prior period as a result of the surplus supply of ethanol in the market and lower gasoline prices and the market response to the reduced volume requirements in both the EPA Proposed Rule and the EPA Final Rule. Ethanol sales volume decreased approximately 11.6% for the six months ended March 31, 2016, when compared to the six months ended March 31, 2015. The decrease was due to infection issues in production and lower run rates during the implementation of new process improvements. The six months ended March 31, 2016 also included a $73,110 net gain for derivatives related to ethanol sales, compared to a $.8 million loss in the prior year.

Sales from co-products decreased by 12.3%, or $1.5 million, for the six months ended March 31, 2016 from the six months ended March 31, 2015. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. A decrease in dried distillers grains revenue partially offset by an increase in corn oil revenue resulted in the co-product decrease for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Distillers grain revenue decreased $2.3 million due to the reduction in production and a 7% decrease in price, primarily due to lower corn prices, during the six months ended March 31, 2016 from the six months ended March 31, 2015. Corn oil revenue increased $.5 million, or 45.3%, due to an increase in sales volume after the implementation of several process improvements partially offset by a 14.3% decrease in market price resulting from the oversupply of soybeans and the lower price of soybean oil.

Cost of goods sold. Cost of goods sold decreased by 13.4% or $7.6 million for the six months ended March 31, 2016 from the six months ended March 31, 2015. Costs decreased primarily due to lower corn costs and reduced natural gas costs compared to the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $5.2 million, or 13.1%, for the six months ended March 31, 2016 from the six months ended March 31, 2015. The average price of corn per bushel declined 2.9% for the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Corn volume used decreased 8.2% due to lower production rates resulting from infection issues. For the six months ended March 31, 2016, corn costs also included a $.8 million net gain for derivatives relating to future contracts, compared to a $1.1 million gain for the six months ended March 31, 2015. Corn costs represented 69.6% of cost of goods sold for the six months ended March 31, 2016 compared to 69.4% for the six months ended March 31, 2015.

Energy costs decreased $1.3 million, or 29.3%, for the six months ended March 31, 2016 from the six months ended March 31, 2015. The decrease is due to lower natural gas prices. The Company switched from coal to natural gas as its primary energy source in November 2014.

Credit and Counterparty Risks

Through our normal business activities, we are subject to significant credit and counter-party risks that arise through normal commercial sales and purchases, including forward commitments to buy and sell, and through various other over-the-counter (OTC) derivative instruments that we utilize to manage risks inherent in our business activities.  We define credit and counter-party risk as a potential financial loss due to the failure of a counter-party to honor its obligations.  The exposure is measured based upon several factors, including unpaid accounts receivable from counter-parties and unrealized gains (losses) from OTC derivative instruments (including forward purchase and sale contracts).   Part of our risk management strategy requires that we actively monitor credit and counter-party risk through credit analysis appropriate for the revenue.

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $5.0 million as of March 31, 2016 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2016	2015
Net cash provided by (used in) operating activities	$(895,125)	$3,131,565
Net cash used in investing activities	(2,770,416)	(7,695,022)
Net cash provided by (used in) financing activities	2,177,009	(13,692,362)
Net increase (decrease) in cash and cash equivalents	$(1,488,532)	$(18,255,819)

Cash Flow from Operations

For the six months ended March 31, 2016, net cash provided by operating activities decreased by $4.0 million when compared to net cash provided by operating activities for the six months ended March 31, 2016. The decrease in cash provided by operating activities is due to the $5.6 million decrease in net income partially offset by the timing in working capital components totaling $1.6 million.

Cash Flow from Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $4.9 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2016. The decrease is due to the reduction in the number of ongoing capital projects.

Cash Flow from Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash from financing activities increased by $15.9 million for the six months ended March 31, 2016 compared to the six months ended March 31, 2016. The increase is due to $3.8 million in proceeds from long term borrowings and distributions paid to members during the six months ended March 31, 2016.

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

Revenue Recognition

Revenue from the sale of our ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the marketing company or other customers. This generally occurs upon the loading of the product. For ethanol, title passes from the Company at the time the product crosses the loading flange into either a railcar or truck. For railcar shipments, this takes place when the railcar is filled and the marketer receives written notice that the railcars have been loaded and are available for billing. For distillers grains, title passes upon the loading of distillers grains into trucks. Shipping and handling costs incurred by us for the sale of ethanol and distillers grain are included in costs of goods sold.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2016 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

In general, rising ethanol and distillers grains prices result in higher profit margins, and therefore represent favorable market conditions.  We are, however, subject to various material risks related to our production of ethanol and distillers grains and the price for ethanol and distillers grains.  For example, ethanol and distillers grains prices are influenced by various factors beyond the control of our management, including the supply and demand for gasoline, the availability of substitutes, international trade and the effects of domestic and foreign laws, regulations and government policies.

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We will generally not be able to pass along increased corn costs to our ethanol customers.  We are subject to various material risks related to the availability and price of corn, many of which are beyond our control.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If our corn costs were to increase $.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.3 million for the year, assuming corn use of 23 million bushels during the year.

During the quarter ended March 31, 2016, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.54 per bushel for May 2016 delivery to a high of $3.78 per bushel for May 2016 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2015 ranged from a low of $3.67 per bushel for May 2015 delivery to a high of $4.18 per bushel for May 2015 delivery.

The average price we received for our ethanol during the three months ended March 31, 2016 was $1.26 per gallon, a modest reduction as compared to $1.39 per gallon during the three months ended March 31, 2015.

During the quarter ended March 31, 2016, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.35 per gallon for April 2016 delivery to a high of $1.47 per gallon for April 2016 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2015 ranged from a low of $1.345 per gallon for April 2015 delivery to a high of $1.545 per gallon for April 2015 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  We are instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended March 31, 2016 was $114,781, as opposed to a net gain of $597,488 for the three months ended March 31, 2015.

We attempt to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of January 1, 2016, we had corn coverage through approximately May 1, 2016. We continue to stay at a near neutral corn position due to a lack of ability to lock in profitable ethanol sales margins. We continue to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond our control.

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended March 31, 2016 represented approximately 6.6% of our total cost of goods sold for that period.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as report in the Company's annual report on Form 10-K for the year ended September 30, 2015 or in the Company's quarterly reported on Form 10-Q for the quarterly period ended March 31, 2016 and there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2015 other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Chinese antidumping and countervailing duty investigation may negatively impact distillers grains demands and prices. China is the world's largest importer of distillers grains produced in the U.S. On January 12, 2016, the Chinese government announced its decision to initiate an antidumping and countervailing duty investigation related to distillers grains imported from the U.S. While the investigation is pending, it is likely that distillers grains exports to China will be reduced. Further, if China introduces a tariff on distillers grains produced in the U.S. and exported to China, demand from the largest source of exports of U.S. produced distillers grains would likely be materially reduced. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the U.S. The potential reduction in demand from China combined with lower domestic corn prices could negatively impact the price and demand for our distillers grains and our financial performance.

The introduction of Iranian oil into the market could negatively impact gasoline and ethanol prices. The U.S. recently lifted sanctions on Iran which historically prevented the import of Iranian oil into the U.S. Many other nations with similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market have also eliminated such bans. As a result of the lifting of these sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. The introduction of Iranian oil exports would further reduce oil prices and increase the world supply of oil when oil prices are already seeing historic low and world supplies of oil are already high. Lower oil prices have resulted in lower priced gasoline which has had an adverse impact on both the price of, and the demand for, ethanol. The continuation of these lower gasoline prices or any further decreased in gasoline prices will continue to adversely impact the price of ethanol which could negatively impact our financial performance.

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

LINCOLNWAY ENERGY, LLC

May 16, 2016	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 16, 2016	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2016

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