Form 10-Q
period 2016-06-30
Lincolnway Energy, LLC
filed 2016-08-12
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at July 12, 2016.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2016	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$347,986	$1,502,498
Derivative financial instruments (Note 8 and 9)	1,247,621	746,178
Trade and other accounts receivable (Note 7)	5,171,996	3,977,264
Inventories (Note 3)	3,932,527	3,957,973
Prepaid expenses and other	369,947	404,180
Total current assets	11,070,077	10,588,093

PROPERTY AND EQUIPMENT
Land and land improvements	6,982,287	6,982,287
Buildings and improvements	3,028,537	2,978,918
Plant and process equipment	101,224,860	93,371,048
Office furniture and equipment	455,629	455,736
Construction in progress	2,009,762	7,604,320
	113,701,075	111,392,309
Accumulated depreciation	(78,587,037)	(73,753,905)
Total property and equipment	35,114,038	37,638,404

OTHER ASSETS
Financing costs, net of amortization of $436,893 and $410,590	35,069	61,371
Other	815,065	777,478
Total other assets	850,134	838,849

Total assets	$47,034,249	$49,065,346

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2016	September 30, 2015
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Checks in excess of bank balance	$—	1,656,923
Accounts payable	1,564,654	3,096,317
Accounts payable, related party (Note 6)	513,219	750,768
Current maturities of long-term debt (Note 5)	27,570	54,280
Accrued expenses	1,334,521	1,262,355
Total current liabilities	3,439,964	6,820,643

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	4,500,000	27,571
Deferred revenue	629,630	740,741
Other	450,000	450,000
Total noncurrent liabilities	5,579,630	1,218,312

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(975,450)	2,036,286
Total members' equity	38,014,655	41,026,391

Total liabilities and members' equity	$47,034,249	$49,065,346

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$27,479,673	$29,047,061	$74,343,914	$89,236,048

Cost of goods sold (Note 7)	25,741,335	27,783,975	75,195,236	84,883,514

Gross profit (loss)	1,738,338	1,263,086	(851,322)	4,352,534

General and administrative expenses	633,917	667,769	2,109,573	2,278,704

Operating income (loss)	1,104,421	595,317	(2,960,895)	2,073,830

Other income (expense):
Interest income	668	3,754	2,981	18,988
Interest expense	(26,749)	(265)	(53,822)	(25,969)
	(26,081)	3,489	(50,841)	(6,981)

Net income (loss)	$1,078,340	$598,806	$(3,011,736)	$2,066,849

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$25.64	$14.24	$(71.62)	$49.15

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2016	June 30, 2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,011,736)	$2,066,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,876,626	6,182,045
Changes in working capital components:
Derivative financial instruments	(501,443)	628,444
Trade and other accounts receivable	(1,194,732)	(1,682,709)
Inventories	25,446	219,455
Prepaid expenses and other	(3,354)	(324,397)
Accounts payable	(422,001)	226,706
Accounts payable, related party	(237,549)	(168,903)
Accrued expenses and deferred revenue	(35,855)	(489,688)
Net cash provided by (used in) operating activities	(504,598)	6,657,802

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,438,710)	(11,482,039)
Net cash (used in) investing activities	(3,438,710)	(11,482,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Members distributions	—	(13,665,925)
Proceeds from long term borrowings	4,500,000	—
Payments on long-term borrowings	(54,281)	(53,153)
Change in checks in excess of bank balance	(1,656,923)	—
Net cash provided by (used in) financing activities	2,788,796	(13,719,078)

Net decrease in cash and cash equivalents	(1,154,512)	(18,543,315)

CASH AND CASH EQUIVALENTS
Beginning	1,502,498	22,978,388
Ending	$347,986	$4,435,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$41,516	$2,569

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$108,428	$781,573
Construction in progress included in accrued expenses	—	15,212

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

Basis of presentation and other information: The balance sheet as of September 30, 2015 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2016 and for the three and nine months ended June 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2015 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer's financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of June 30, 2016 and September 30, 2015.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counterparty on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in w

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

hich delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or market assessment.

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distillers grain, title passes upon the loading into trucks or railcars.    Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Ethanol, net of hedging gain (loss)	$21,458,476	$21,618,704	57,752,939	69,752,824
Distillers Grains	4,534,953	6,315,359	12,726,044	16,817,942
Other	1,486,244	1,112,998	3,864,931	2,665,282
Total	$27,479,673	$29,047,061	$74,343,914	$89,236,048

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2016	September 30, 2015

Raw materials, including corn, chemicals and supplies	$2,778,989	$3,017,637
Work in process	770,701	662,769
Ethanol and distillers grains	382,837	277,567
Total	$3,932,527	$3,957,973

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.9%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2017. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of June 30, 2016 and September 30, 2015.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020. There was $4,500,000 and $0 outstanding borrowings on the revolving term loan at June 30, 2016 and September 30, 2015.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members as of June 30, 2016 and during the three and nine months ended June 30, 2016 and 2015.

Corn Commitment as of:
June 30, 2016

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$6,445,077	1,737,351	March 2017	$513,219

Corn Purchased:
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Related Parties	$12,266,960	$11,962,430	$35,469,145	$35,895,893

Note 7.    Commitments and Major Customers

On January 1, 2013, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this entity were $21,555,893 and $57,777,246, respectively, for the three and nine months ended June 30, 2016. Revenues with this entity were $21,672,068 and $69,461,557, respectively, for the three and nine months ended June 30, 2015. Trade accounts receivable of $4,012,969 were due from this entity as of June 30, 2016. As of June 30, 2016, the Company had ethanol unpriced sales commitments with this entity of approximately 16.3 million gallons through December 2016.

The Company entered into an agreement on January 1, 2014 with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues with this entity were $4,772,988 and $13,469,206, respectively, for the three and nine months ended June 30, 2016. Revenues with this entity were $6,315,359 and $16,817,942, respectively, for the three and nine months ended June 30, 2015. Trade accounts receivable of $645,630 were due from this entity as of June 30, 2016

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

. The Company had distillers grain sales commitments with this entity of approximately 10,650 tons, for a total sales commitment of approximately $1.6 million through August 2016.

As of June 30, 2016, the Company had purchased commitments for corn forward contracts with various unrelated parties, totaling approximately $4.5 million. These contracts mature at various dates through June 2017.

In fiscal 2013, the Company entered into an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. On June 30, 2016, the Company also assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement which is currently at approximately $2.5 million The letter of credit will be reducing over time as the Company makes payment under the agreement.

As of June 30, 2016, the Company had purchased commitments for natural gas forward contracts with an unrelated party for a total commitment of $799,980. These contracts mature at various dates through March 2017.

On August 19, 2015, the Company entered into an agreement with an unrelated party for the construction of a grain bin. The purchase price is approximately $1 million. Approximately $.9 million has been paid. The remaining balance of approximately $.1 million will be paid as invoiced over the course of the completion of the project in fiscal year 2016.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2016	September 30, 2015
Derivative assets - corn contracts	$1,540,331	$435,525
Derivative assets - ethanol contracts	5,250	—
Derivative liabilities - corn contracts	(77,822)	(76,075)
Derivative liabilities - ethanol contracts	(131,862)	(110,250)
Derivative liabilities - natural gas contracts	—	(1,880)
Cash held by (due to) broker	(88,276)	498,858
Total	$1,247,621	$746,178

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$(78,288)	$134,858	$(7,945)	$863,936
Unrealized gain (loss)	(19,129)	(188,223)	(16,362)	(572,670)
Total effect on revenues	(97,417)	(53,365)	(24,307)	291,266

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	(291,288)	277,255	742,156	1,576,211
Unrealized gain (loss)	1,281,778	(1,213,675)	1,103,059	(1,508,800)
Total effect on corn cost	990,490	(936,420)	1,845,215	67,411
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	(53,840)	6,550	70,960	63,360
Unrealized gain (loss)	48,750	16,310	1,880	(4,610)
Total effect on natural gas cost	(5,090)	22,860	72,840	58,750
Total effect on cost of goods sold	$985,400	$(913,560)	$1,918,055	$126,161
Total gain (loss) due to derivative activities	$887,983	$(966,925)	$1,893,748	$417,427

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

Note 9.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,545,581	$1,545,581	$—	$—

Liabilities, derivative financial instruments	$(209,684)	$(209,684)	$—	$—

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$435,525	$435,525	$—	$—

Liabilities, derivative financial instruments	$(188,205)	$(188,205)	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include, without limitation:

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

We expect to fund our operations during the next 12 months using cash flow from continuing operations and the revolving lines of credit that are available to us.

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

On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “EPA Final Rule”). The following chart sets forth the statutory volumes, the EPA Proposed Rule volumes for 2014, 2015 and 2016 (in billion gallons) and the EPA Final Rule volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement (billions of gallons/year)	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol (billions of gallons/year)
2014	Statutory	18.15	14.10
	EPA Proposed Rule	15.93	13.25
	EPA Final Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Proposed Rule	16.30	13.40
	EPA Final Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Proposed Rule	17.40	14.00
	EPA Final Rule	18.11	14.50

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

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 (the “Proposed 2017 Rule”). The Proposed 2017 Rule sets the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol, which is below the statutory mandate for 2017 of 24 billion gallons per year, of which 15 billion gallons may be met with corn-based ethanol. The public comment period for the Proposed 2017 Rule was open until July 11, 2016. The EPA is expected to finalize the Proposed 2017 Rule in response to public comments by November 30, 2016. Various ethanol and other industry groups submitted public comments to the EPA urging the EPA to adjust the volume requirements set forth in the EPA Final Rules and the Proposed 2017 Rule to conform to the statutory requirements.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule. If the EPA's decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Executive Summary

Highlights for the three months ended June 30, 2016, are as follows:

•Total revenues decreased 5.4%, or $1.6 million, compared to the 2015 comparable period.

•Total cost of goods sold decreased 7.4%, or $2.0 million, compared to the 2015 comparable period.

•Net income was $1.1 million, which was an increase of approximately $.5 million when compared to net income of $.6 million for the 2015 comparable period.

Industry Factors that May Affect Future Operating Results

During the three months ended June 30, 2016, the ethanol industry experienced rising ethanol margins as a result of a combination of factors including the following:

•
Corn prices were very volatile during the three months ended June 30, 2016. The price per bushel ranged widely during the quarter as the market gauged the impact of reduced South American corn production, a somewhat dry early US growing season and rising export demand. The corn basis declined to record lows at the Company and a strong economy resulted in growing employment, rising gasoline demand and strong ethanol demand.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2016 ending corn stocks of over 1.7 billion bushels, suggesting stable corn prices. In response to these estimates, corn prices continued to trade sideways to lower. Steady to decreasing ethanol stocks and steady ethanol prices during the entire quarter ending March 31, 2016 yielded to modestly declining ethanol stocks and rising ethanol prices during the quarter ended June 30, 2016.

•
Gasoline demand continues to increase over 2015 levels as a result of low gasoline prices which may lead to increased demand for ethanol and could positively impact the market price for ethanol. However, after record gasoline production during the quarter ended March 31, 2016, ethanol inventories started to decline during the three months ended June 30, 2016. The decreased supply of ethanol may enhance the positive impact on the demand and price of ethanol resulting from higher gasoline demand.

•
Steady export sales of US ethanol to a variety of foreign consumers resulted from stable petroleum prices and comparatively high Brazilian ethanol prices. The attractiveness of U.S. ethanol in world markets continues to be a modest positive.

•
Global demand as reported by the U.S. Department of Energy, International Energy Statistics, continues to increase at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates which provides U.S. producers an opportunity to participate in such growth through exports.

•
Ethanol has resumed trading at a discount to gasoline, after trading at a premium since September 2015, which should improve the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

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

Management currently believes that our margins will retreat modestly during the remainder of the fiscal year but continued low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a moderately negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and wheat supplies. The increased supplies of corn and wheat results in lower feed grain prices which adversely impacts the price of corn and demand for distillers grains which are an animal feed substitute for corn. Demand and prices for distillers grains may experience further declines in the near term due to potential decreased exports to China as a result of the Chinese antidumping and countervailing duty investigation into distillers grains produced in the U.S. initiated in January 2016. Exports to China could further decrease if the investigation results in the imposition of antidumping tariffs on distillers grains. China has historically been one of the largest importers of domestically produced distillers grains.

Reduced demand from China combined with lower corn prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.

Corn oil prices have also been adversely impacted by the abundant supply of soybeans and the resulting lower price of soybean oil which competes with corn oil principally for biodiesel production. However, management currently believes that the renewal of the biodiesel blenders' tax credit for 2016 may lead to increased biodiesel production which could increase demand for corn oil and soybean oil and could positively impact the price of corn oil. This could result in increased demand for corn oil. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to weigh on corn oil prices.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30, 2016
	(Unaudited)				(Unaudited)
Income Statement Data	2016		2015		2016		2015

Revenue	$27,480	100.0%	$29,047	100.0%	74,344	100.0%	89,236	100.0%
Cost of goods sold	25,741	93.7%	27,784	95.7%	75,195	101.1%	84,884	95.1%
Gross profit (loss)	1,738	6.3%	1,263	4.3%	(851)	(1.1)%	4,353	4.9%
General and administrative expenses	634	2.3%	668	2.3%	2,110	2.8%	2,279	2.6%
Operating income (loss)	1,104	4.0%	595	2.0%	(2,961)	(4.0)%	2,074	2.3%
Other income (expense), net	(26)	(0.1)%	4	—%	(51)	(0.1)%	(7)	—%
Net income (loss)	$1,078	3.9%	$599	2.0%	(3,012)	(4.1)%	2,067	2.3%

Results of Operations for the Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Revenues. Total revenues decreased $1.6 million, or 5.4%, for the three months ended June 30, 2016 from the three months ended June 30, 2015. Ethanol sales decreased $.2 million, or 0.7% and sales from co-products decreased $1.4 million, or 18.9%, for the three months ended June 30, 2016 from the three months ended June 30, 2015. The change in ethanol revenue was a result of a 2.6% decrease in the price per gallon received and a 2.0% increase in volume for the three months ended June 30, 2016, when compared to the three months ended June 30, 2015. Ethanol prices dropped as a result of the market factors discussed above, including, without limitation, the surplus supply of ethanol in the market, and lower gasoline prices and the market response to the reduced volume requirements set forth in the EPA Final Rule. Ethanol revenue for the three months ended June 30, 2016 also included a $97,417 loss for ethanol derivatives, compared to a $53,365 loss in the same quarter for the prior year.

Sales from co-products decreased by 18.9% for the three months ended June 30, 2016 from the three months ended June 30, 2015. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was due to a $1.8 million decrease in distillers grain sales offset by $.4 million increase in corn oil sales and other co-products for the three months ended June 30, 2016 from the three months ended June 30, 2015. Distillers grain revenue decreased due to the reduction in production and a 25.4% decrease in price for the three months ended June 30, 2016. Distillers grain prices continue to struggle based primarily on lower corn prices and the reduced demand from China. The 43% increase in corn oil revenue was due to a 32% increase in sales volume after the implementation of several process improvements and by a 11% increase in market price. We believe market price for corn oil increased as a result of increased demand resulting from the surge in biodiesel production in response to the renewal of the biodiesel blender's tax credit for 2016 and its retroactive application to 2015.

Cost of goods sold. Cost of goods sold decreased by 7.4% for the three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease was primarily due to a decrease in corn and depreciation costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $1.7 million, or 8.7%, for the three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease in corn cost is due to the decrease in ethanol production and a large net gain for derivatives relating to corn costs. For the three months ended June 30, 2016 corn costs alsoincluded a $1 million net gain for derivatives relating to corn costs, compared to a $.9 million net loss in the same quarter for the prior year. Corn costs represented 70.6% of cost of goods sold for the three months ended June 30, 2016, compared to 71.5% for the three months ended June 30, 2015.

Depreciation costs, decreased by $.7 million, or 33.1%, for the three months ended June 30, 2016 from the three months ended June 30, 2015. The decrease is due a large number of original assets becoming fully depreciated.

Results of Operations for the Nine Months Ended June 30, 2016 as Compared to the Nine Months Ended June 30, 2015

Revenues. Revenues decreased by $14.9 million, or 16.7%, for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. There was a decrease in ethanol sales of $12.0 million, or 17.2%, for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. The average price per gallon of ethanol sold decreased 10.4% for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Ethanol prices declined during the current period as compared to the prior period as a result of the surplus supply of ethanol in the market and lower gasoline prices and the market response to the reduced volume requirements in both the EPA Proposed Rule and the EPA Final Rule. Ethanol sales volume decreased approximately 7.3% for the nine months ended June 30, 2016, when compared to the nine months ended June 30, 2015. The decrease was due to infection issues in production and lower run rates during the implementation of new process improvements. The nine months ended June 30, 2016 also included a $24,307 net loss for derivatives related to ethanol sales, compared to a $.3 million net gain in the prior year.

Sales from co-products decreased by 14.8%, or $2.9 million, for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. A decrease in dried distillers grains revenue partially offset by an increase in corn oil revenue resulted in the co-product decrease for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Distillers grain revenue decreased $4.1 million due to the reduction in production and a 13.8% decrease in price, primarily due to lower corn prices and the decreased demand from China, during the nine months ended June 30, 2016 from the nine months ended June 30, 2015. Corn oil revenue increased $.8 million, or 44.3%, due to an increase in sales volume after the implementation of several process improvements partially offset by a 7.1% decrease in market price resulting from the oversupply of soybeans and the lower price of soybean oil.

Cost of goods sold. Cost of goods sold decreased by 11.4% or $9.7 million for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. Costs decreased primarily due to lower corn costs and reduced natural gas costs compared to the prior year. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs decreased by $7.0 million, or 11.8%, for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. The decrease in corn costs is due to the decrease in ethanol production and a large net gain for derivatives relating to corn costs. Corn volume used decreased 6.1% due to lower production rates resulting from infection issues. For the nine months ended June 30, 2016, corn costs also included a $1.8 million net gain for derivatives relating to future contracts, compared to a $67,411 gain for the nine months ended June 30, 2015. Corn costs represented 69.8% of cost of goods sold for the nine months ended June 30, 2016 compared to 70.1% for the nine months ended June 30, 2015.

Energy costs decreased $1.3 million, or 21.8%, for the nine months ended June 30, 2016 from the nine months ended June 30, 2015. The decrease is due to lower natural gas prices. The Company switched from coal to natural gas as its primary energy source in November 2014.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and a slightly higher supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $7.6 million as of June 30, 2016 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.

Our revolving credit facilities are entered into pursuant to and subject to the terms and conditions of our master loan agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit") which contains certain affirmative and negative covenants, including limitations on the incurrence of indebtedness, asset dispositions, acquisitions, investments, dividends and other restricted payments, liens and transactions with affiliates. Our revolving credit facilities also contain financial covenants requiring that we have a minimum amount of working capital and a minimum net worth. On June 2, 2016, we entered into an amendment to our master loan agreement with Farm Credit to reduce the minimum net worth financial covenant from $37,000,000 to $35,000,000. All other terms, conditions and covenants in our master loan agreement remained the same.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2016	2015
Net cash provided by (used in) operating activities	$(504,598)	$3,131,565
Net cash used in investing activities	(3,438,710)	(7,695,022)
Net cash provided by (used in) financing activities	2,788,796	(13,692,362)
Net increase (decrease) in cash and cash equivalents	$(1,154,512)	$(18,255,819)

Cash Flow from Operations

For the nine months ended June 30, 2016, net cash provided by operating activities decreased by $3.6 million when compared to net cash provided by operating activities for the nine months ended June 30, 2015. The decrease in cash provided by operating activities is due to the $3.0 million decrease in net income offset by the timing in working capital components totaling $.6 million.

Cash Flow from Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $4.3 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The decrease is due to the reduction in the number of ongoing capital projects.

Cash Flow from Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash from financing activities increased by $16.5 million for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. The increase is due to long term borrowings during the nine months ended June 30, 2016 and distributions paid to members during the nine months ended June 30, 2016.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We enter into derivative instruments for hedging purposes. All future derivative contracts are recognized on the June 30, 2016 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

During the quarter ended June 30, 2016, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.51 per bushel for July 2016 delivery to a high of $4.39 per bushel for July 2016 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2015 ranged from a low of $3.47 per bushel for July 2015 delivery to a high of $4.15 per bushel for July 2015 delivery.

The average price we received for our ethanol during the three months ended June 30, 2016 was $1.47 per gallon, a reduction as compared to $1.51 per gallon during the three months ended June 30, 2015.

During the quarter ended June 30, 2016, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.45 per gallon for July 2016 delivery to a high of $1.74 per gallon for July 2016 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2015 ranged from a low of $1.455 per gallon for July 2015 delivery to a high of $1.67 per gallon for July 2015 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended June 30, 2016 was $990,490, as opposed to a net loss of $936,420 for the three months ended June 30, 2015.

We attempt to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. We continue to stay at a near neutral corn position due to an uptrend in ethanol sales margins. We continue to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond our control.

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended June 30, 2016 represented approximately 5.7% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit. The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one month LIBOR index rate plus 2.9%, adjusted weekly. The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15%. We do not anticipate any material increase in interest rates during Fiscal 2016.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management,  under the supervision and with  the  participation  of  our President and Chief Executive Officer and our Director of Finance (our principal financial officer), have evaluated the  effectiveness of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  our President and Chief Executive Officer and our Director of Finance have  concluded  that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports we  file or submit  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including our  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as report in the Company's annual report on Form 10-K for the year ended September 30, 2015 or in the Company's quarterly reported on Form 10-Q for the quarterly period ended June 30, 2016 and there were no material developments to such matters.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

As disclosed in Part II, Item 2, Management Discussion and Analysis, on June 2, 2016, the Company and Farm Credit amended the master loan agreement between the parties to reduce the required minimum net worth set forth in the financial covenants from $37,000,000 to $35,000,000. All other terms, conditions and covenants in our master loan agreement remained the same.

Item 6.    Exhibits.

Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.		Description of the Exhibit
	10.1	Amendment to the Master Loan Agreement between the Company, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated June 2, 2016 (filed herewith)
31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Director of Finance

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †
	32.2	Section 1350 Certification of Director of Finance†

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

LINCOLNWAY ENERGY, LLC

August 12, 2016	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 12, 2016	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2016

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