Form 10-K
period 2016-09-30
Lincolnway Energy, LLC
filed 2016-12-12
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $34,512,729 as of March 31, 2016. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $878 book value per-unit as of March 31, 2016.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2016 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2017 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2016

Certification of President and Chief Executive Officer.	E-1
Certification of Director of Finance.	E-2
Section 1350 Certification of President and Director of Finance.	E-3
Section 1350 Certification of Director of Finance.	E-4

CAUTIONARY STATEMENTS ON FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K of Lincolnway Energy, LLC (the “Company,” or “Lincolnway Energy”) contains historical information as well as forward looking statements that involve known and unknown risks and relate to Lincolnway Energy’s beliefs, future events and expectations relating to the Company’s future, including, without limitation the Company’s future performance, operations, financial results and condition, anticipated trends in business, revenues, net income, net profits or net losses; projections concerning ethanol prices, corn prices, gas prices, capital needs and cash flow, investment, business, growth, expansion, acquisition and divestiture opportunities and strategies, management's plans or intentions for the future, competitive position or circumstances, and other forecasts, projections, predictions and statements of expectation.  Words such as "expects," "anticipates," "estimates," "plans," "may," "will," "contemplates," "forecasts," "strategy," "future," "potential," "predicts," "projects," "prospects," "possible," "continue," "hopes," "intends," "believes," "seeks," "should," "could," "thinks," "objectives" and other similar expressions or variations of those words or those types of words help identify forward looking statements.

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not known, and many of which are beyond the control of Lincolnway Energy and its management.  Lincolnway Energy cannot guarantee Lincolnway Energy's future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller’s grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 30% above the nameplate production capacity. Lincolnway Energy operated its plant at approximately 14% over nameplate capacity during the fiscal year ended September 30, 2016 (“Fiscal 2016”).

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 8,500 tons of corn oil per year at the plant.

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products") has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  Air Products markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will sell approximately 74,500 tons of carbon dioxide per year.

The Lincolnway Energy board of directors declared a distribution to its members on September 1, 2016 in the amount of $45 per unit, resulting in an aggregate distribution of $1,892,205 to its members.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014

Ethanol	78%	78%	78%
Distiller’s Grain	17%	19%	20%
Corn Oil	3%	2%	2%
Carbon Dioxide/Other	2%	1%	—%

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
Lincolnway Energy originally entered into an Ethanol Marketing Agreement with Eco-Energy, Inc. ("Eco-Energy") effective January 1, 2013 and on October 2, 2015, the parties entered into a new agreement which commenced on January 1, 2016 which had substantially the same terms as the January 1, 2013 agreement. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy. Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The agreement has a two year term and renews for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current two year term. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 185 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between May 2018 and September 2024.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2016, however, by approximately 14%, with about 57,025,000 gallons of ethanol produced during that period and an average daily production of 156,000 gallons. This is a 3% decrease from the prior fiscal year due to lower production rates resulting from dealing with infections issues.

Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate or higher during the fiscal year ending September 30, 2017 ("Fiscal 2017").

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2016, 2015 and 2014 accounted for approximately 78% of Lincolnway Energy's total revenues during those periods.  Lincolnway Energy estimates that its revenues from the sale of ethanol for the fiscal year ending September 30, 2017 will account for approximately 78% of Lincolnway Energy's total revenues for that fiscal year.

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

Lincolnway Energy's primary means of shipping and distributing distiller’s grain is by rail and truck.  Local livestock producers are also able to pick up distiller’s grains directly from the ethanol plant. Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller’s grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019.

Lincolnway Energy produced 156,557 tons of distiller’s grains during the fiscal year ended September 30, 2016, or approximately 13,046 tons of distiller’s grains per month.  The composition of the distiller’s grains was approximately 17% wet distiller’s grains and 83% dried distiller’s grains. Dried distiller’s production decreased approximately 2.8% from the prior fiscal year.

Lincolnway Energy anticipates producing distiller’s grains at a similar rate or higher during the fiscal year ending September 30, 2017.

Lincolnway Energy's revenues from the sale of distiller’s grains during the fiscal years ended September 30, 2016, 2015 and 2014 accounted for approximately 17%, 19% and 20%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stiggage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 8,500 tons of corn oil per year at the plant.  Lincolnway Energy’s corn oil sales were approximately $3,475,000, $2,300,000 and $2,700,000 respectively, for the fiscal years ended September 30, 2016, 2015 and 2014, which represented approximately 3%, 2% and 2% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's corn oil sales increased approximately 48% during the fiscal year ended September 30, 2016 when compared to the prior fiscal year. The increase was due to increased production relating to the implementation of various process improvements.

Carbon Dioxide

Lincolnway Energy has a Carbon Dioxide Purchase and Sale Agreement and a related Non-Exclusive CO2 Facility Site Lease Agreement with Air Products, Inc. ("Air Products"). Under those agreements, Air Products maintains a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.

Air Products also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by Air Products for the raw carbon dioxide provided by Lincolnway Energy is based upon Air Products shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires Air Products to purchase, during each contract year, the greater of a specified number of shipped tons per day or a percentage of the annual liquid carbon dioxide production capacity of the Air Products plant at full capacity.  The annual liquid carbon dioxide production capacity of the Air Products plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by Air Products during the contract year. The term of the marketing agreement with Air Products is ten years from the date on which liquid carbon dioxide was first produced at the plant, which was during August, 2010, unless the agreement is earlier terminated for any of the other reasons set out in the agreement. Air Products is required to remove the plant and related equipment following any termination of the agreement.

Air Products is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy expects will continue to be shipped by truck.

Lincolnway Energy estimates it will sell approximately 74,500 tons of carbon dioxide per year to Air Products. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to Air Products will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

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

Over the past fiscal year, United States exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and China and Brazil in second and third place, respectively. India, the Philippines and South Korea have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject monetary and political forces in other nations. For instance, the strengthening of the U.S. Dollar may negatively impact ethanol exports from the United States.

As distiller’s grains have become more accepted as an animal feed throughout the world and therefore, distiller’s grains exporting has increased and may continue to increase as worldwide acceptance grows. The United States ethanol industry exported a significant amount of distiller’s grains to China and Mexico during Fiscal 2016 with South Korea and Vietnam also receiving notable amounts; however, exports of distiller’s grains weakened towards the end of Fiscal 2016. Earlier this year, China began an anti-dumping and countervailing duty investigation related to distiller’s grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States. In addition, China implemented an anti-

subsidy duty which was implemented as of September 30, 2016. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets.

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

As described above in the section entitled “Principal Products and Their Distribution Methods,” Lincolnway Energy sells carbon dioxide to Air Products and Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers in the domestic market.

Sources and Availability of Raw Materials
Corn
The principal raw material necessary to produce ethanol, distiller’s grain and corn oil is corn. Lincolnway Energy is significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, Lincolnway Energy cannot predict the future price of corn. Because the market price of ethanol is not correlated to corn prices, Lincolnway Energy, like most ethanol producers, is not able to compensate for increases in the cost of corn through adjustments in its prices for its ethanol although Lincolnway Energy does see increases in the prices of its distiller’s grain during times of higher corn prices. However, given that ethanol sales comprise the majority of Lincolnway Energy’s revenues, the inability of the Company to adjust its ethanol prices can result in a negative impact on its profitability during periods of high corn prices.

Lincolnway Energy estimates that it will utilize approximately 21,000,000 bushels of corn per year at its ethanol plant, or approximately 1,750,000 bushels per month, assuming production at a capacity of approximately 57,750,000 gallons of ethanol per year.

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

On November 9, 2016, the United States Department of Agriculture (the “USDA”) released a report estimating the 2016 corn crop at 15.2 billion bushels, up approximately 11% from last year’s production, with yields averaging 175.3 bushels per acre. These projections were modestly above trade expectations.

Corn prices were lower during the fiscal year ended September 30, 2016 compared to the same period in 2015. Lincolnway Energy’s management expects that corn prices will continue to remain depressed through the first two quarters of the fiscal year ending September 30, 2017 (“Fiscal 2017”) as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, due to circumstances not foreseen by the Company, unless Lincolnway Energy can increase the price it receives for its ethanol and distiller’s grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby both the supply and price of corn.

Lincolnway Energy originates its corn needs in house and procures corn from various sources which is delivered to the plant by truck. Lincolnway Energy has corn storage capabilities for approximately 20 days of continuous ethanol production.

Lincolnway Energy purchased 20,703,796 bushels of corn during the fiscal year ended September 30, 2016, and, 21,220,985 and 20,342,604 bushels during the fiscal years ended September 30, 2015 and 2014, respectively.

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
Natural Gas
During November 2014, Lincolnway Energy converted from a coal fired plant to a natural gas plant. The Company has pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.7 million MMBTUs of natural gas for $5.7 million during the fiscal year ended September 30, 2016.

Electricity and Water
Lincolnway Energy's ethanol plant also requires a significant amount of electricity and water. Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity.

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
In April 2014, Lincolnway Energy installed a Selective Milling Technology ("SMT") machine. The SMT allows a more uniform and consistent feedstock giving the Company more consistent production. In the spring of 2015, Lincolnway Energy implemented a series of technology improvements focused on increased oil production including centrifuge capacity. These improvements allow the Company to maximize corn oil production. In October 2015, the Company installed some additional technology that separates fermentable starches and sugars. These efficiencies increase yields and the reliability of the plant.
Lincolnway Energy also continues to monitor technological developments in the industry, especially those aimed at increasing operating or production efficiencies. Research is currently being conducted on various processes.

Competition
Domestic Ethanol Competitors
Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and higher and volatile corn prices, including during the 2012 drought. According to the Renewable Fuels Association, as of November 22, 2016, there were 213 ethanol plants in the United States capable of producing 15.789 billion gallons based on nameplate capacity and four additional plants under expansion or construction with capacity to produce an additional 237 million gallons. Further, the Renewable Fuels Association estimates that virtually none of the ethanol production capacity in the United States is idled.
The top five producers account for approximately 44% of production.  Lincolnway Energy is in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than Lincolnway Energy has and each of which is producing significantly more ethanol than Lincolnway Energy produces. In addition, Lincolnway Energy believes that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production.
In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Lincolnway Energy is at a competitive disadvantage compared to the oil companies and its larger competitors who have greater production capacity, greater access to capital and other financial resources, multiple ethanol plants that may help them achieve certain efficiencies and other benefits that Lincolnway Energy cannot achieve with one ethanol plant or may be able to operate at times when it is unprofitable for Lincolnway Energy to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which Lincolnway Energy is unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over Lincolnway Energy. All of these factors could put Lincolnway Energy at a competitive disadvantage to the oil companies and larger competitors.

Foreign Competition
In recent years, the ethanol industry has experienced increased competition from international suppliers of ethanol and although ethanol imports have decreased during the last two fiscal years, if competition from ethanol imports were to increase again, such increased imports could negatively impact demand for domestic ethanol which could adversely impact our financial results.
Many international suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Many of these international suppliers are companies with much greater resources than Lincolnway Energy with greater production capacities.
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. In 2016, 14.5 billion gallons of corn-based ethanol was mandated by the Renewable Fuel Standard, when U.S. ethanol production was estimated at 15.3 billion gallons. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 3.6 billion gallons of advanced biofuels. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. Energy Information Administration (“EIA”) data shows ethanol imports from Brazil fell to 810 thousand barrels in the first nine months of calendar 2016 from 1190 thousand barrels in the first nine months of calendar 2015. However, due to the stronger United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that ethanol imports from Brazil may increase in Fiscal 2017 which will further impact ethanol supplies in the United States. If we experience significantly more ethanol imports compared to our ethanol exports, it may result in ethanol price decreases.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Competition and Smaller Competitors
Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Iowa Renewable Fuels Association, as of November 18, 2016, Iowa had 44 ethanol refineries in production, with a combined nameplate capacity to produce 4.043 billion gallons of ethanol.
In addition, smaller competitors also pose a threat. Farmer-owned cooperatives and independent companies consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry; although Lincolnway Energy believes that smaller ethanol plants may have increasing difficulty in competing with larger plants over the longer term especially if the volatile market conditions of the last few years continue. These smaller competitors operate smaller facilities which do not affect the local price of corn grown in the proximity to the facility as much as larger facilities do, and some of the smaller competitors are farmer-owned and the farmer-owners either commit, or are incented by their ownership in the facility, to sell corn to the facility.

Competition from Alternative Renewable Fuels

Lincolnway Energy anticipates increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Several companies have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. Although these cellulosic ethanol plants have faced some financial and technological issues, if this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
Since ethanol is a commodity competition in the industry is predominately based on price and therefore, Lincolnway Energy's ability to compete successfully in the ethanol industry will depend upon its ability to price its ethanol competitively, which in turn will depend on many factors, many of which are beyond the control of Lincolnway Energy and its management. As indicated above, one of those factors is that Lincolnway Energy is subject to material and substantial competition, including from competitors who will be able to produce or market significantly higher volumes of ethanol and at lower prices.

Distiller’s Grain Competition
Ethanol plants in the Midwest produce the majority of distiller’s grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains. According to the Renewable Fuels Association's Ethanol Industry Outlook

2016 (the “RFA 2016 Outlook”), ethanol plants produced more than 40 million metric tons of distiller’s grains and other animal feed in 2015.  The Company competes with other producers of distiller’s grains products both locally and nationally.
The primary customers of distiller’s grains are dairy and beef cattle, according to the RFA 2016 Outlook. In recent years, an increasing amount of distiller’s grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distiller’s grains; however, no assurance can be given that these markets will in fact expand, or if they do, that the Company will benefit from such expansion.
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

Principal Supply & Demand Factors
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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “EPA Final Rule”). The following chart sets forth the statutory volumes and the EPA Final Rule volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	EPA Final Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Final Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Final Rule	18.11	14.50

The volume requirements mandated in the EPA Final Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.
On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. The EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the “Final 2017 Rule”). Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory mandate for 2017 of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billions gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.
Various ethanol and other industry groups submitted public comments to the EPA urging the EPA to adjust the volume requirements set forth in the EPA Final Rules and the Final 2017 Rule to conform to the statutory requirements.
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
Based on the final regulations, the Company believes its plant, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and therefore is not required to prove compliance with the lifecycle greenhouse gas reductions.   However, expansion of the plant will require the Company to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at the plant, Lincolnway Energy may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distiller’s grains.
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

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2020.

Higher Ethanol Blends

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 14 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that there were 2,700 retail gasoline stations supplying E85.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
Changes in Corporate Average Fuel Economy (“CAFE”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

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

Environmental and Other Regulations
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

In September 2015, in response to the Food Safety Modernization Act of 2011 (“FSMA”), the U.S. Food and Drug Association (the “FDA”) issued rules for Current Good Manufacturing Practice, Hazard Analysis and Risk-Based Preventative Controls for food for animals. The rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products through food safety programs and plans, which includes conducting hazard analyses, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification. While we are still reviewing the regulation, we may need additional resources to ensure compliance with the new requirements prior to the applicable compliance dates since our distillers grains are used as feed for animals.

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

Seasonality of Sales
Lincolnway Energy experiences some seasonality of demand for its ethanol and distiller’s grains. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, Lincolnway Energy experiences some seasonality of demand for ethanol in the summer months and during holiday seasons related to increased driving.

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
Employees

As of November 30, 2016, Lincolnway Energy had 43 employees, with 5 open positions.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2016, 2015 and 2014 were produced in the United States and all of its long-lived assets are domiciled in the United States.

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

Lincolnway Energy sells its corn oil directly to end users and third party brokers in the domestic market and its carbon dioxide is sold to Air Products which operates a carbon dioxide liquefaction plant on the Lincolnway Energy property.

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

Risks Relating to Lincolnway Energy and Its Business

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues.     Although Lincolnway Energy's ethanol plant produces distiller’s grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 78% of Lincolnway Energy's total revenues for each of the fiscal years ended September 30, 2016, 2015 and 2014. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably. Lincolnway Energy anticipates the price of ethanol to continue to be volatile during Fiscal 2016 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of the Company’s units.

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

The Chinese Antidumping and Counterveiling Duty Investigation and Anti-Subsidy Duty May Have a Negative Effect on the Price of and Demand for Distiller’s Grains in the U.S. and Negatively Affect Lincolnway Energy’s profitability. China is the world's largest buyer of distiller’s grains produced in the United States. In June 2014, China announced that it would stop issuing import permits for U.S. distiller’s grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distiller’s grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distiller’s grains began on September 1, 2015. Additionally, on January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distiller’s grains imported from the United States which contributed to a decline in distiller’s grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The registration requirement and the imposition of these duties create significant trade barriers which could significantly decrease demand and prices for distillers grains produced in the United States from China. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.
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

If The Company’s Marketers Fail To Sell All Of The Ethanol And Distiller’s Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distiller’s grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distiller’s grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distiller grains; representing 95% of the Company’s revenues in the fiscal year ended September 30, 2016. If the Company’s marketers are unable to sell all of the ethanol and distiller's grains produce by the Company, or if they are unable to sell them at prices that allow the Company to operate profitability, the value of the Lincolnway Energy units may be negatively impacted. Although management believes that the Company could secure alternative marketers, if either of the current marketers fail or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

Lincolnway Energy must also comply with the various restrictions and covenants that included as part of Lincolnway Energy's credit and loan agreements.  The restrictions and covenants include prohibitions or restrictions on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy's members.  The credit and loan agreements also require Lincolnway Energy to maintain various financial ratios and other similar financial covenants.  Those restrictions and requirements may limit Lincolnway Energy's flexibility in planning for, or reacting to, competition or changes in the ethanol industry and Lincolnway Energy's ability to pursue other perceived business opportunities.

Lincolnway Energy's loans are secured by liens on all of Lincolnway Energy's assets, and if Lincolnway Energy breaches any of its agreements with its lenders, the lenders will be able to foreclose on Lincolnway Energy's assets.

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the U.S. Environmental Protection Agency approved the use of E15 in January 2011, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. There will likely need to be government subsidies and support, however, in order to cause service stations to install those types of pumps on a larger scale, and there is currently no material support in Congress for any such support programs. There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

Lincolnway Energy's Results Of Operations, Financial Position And Business Outlook Will Likely Fluctuate Substantially Because Lincolnway Energy's Business Is Highly Dependent On Commodity Prices, Which Are Subject To Significant Volatility And Uncertainty, And On The Availability Of Raw Materials Supplies.  Lincolnway Energy's results of operations are substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. The prices of these commodities are volatile and beyond Lincolnway Energy's control.

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 77% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices could make ethanol uneconomical to produce. The supply and price of corn are influenced by many factors, including drought, hail and other adverse weather conditions; insects or disease; farmer planting decisions; imports; government policies and subsidies with respect to agriculture and international trade; and global and local demand and supply. The price for corn in the market area encompassing

Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets. Lincolnway Energy also competes for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby both the supply and price of corn.

Lincolnway Energy's gross margin depends significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. The price of ethanol and corn fluctuates frequently and widely, however, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future. It is possible for the circumstance to arise where corn costs increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations. Any suspension of operations could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

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

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, natural gas and other inputs will adversely affect Lincolnway Energy's business, results of operation and financial position. For example, Lincolnway Energy anticipated lower corn prices following the 2012 crop season, but the 2012 drought instead resulted in significantly higher corn prices. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results fluctuate substantially over time. Lincolnway Energy may experience periods during which the prices for ethanol and distiller’s grains decline and the costs of Lincolnway Energy's raw materials increase, which will result in lower profits or operating losses, which could be material at times, and could adversely affect Lincolnway Energy's financial condition.

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy seeks to minimize the effects of the volatility of natural gas, corn, ethanol, distiller’s grains and other prices by entering into forward pricing contracts and taking positions in the futures markets. The primary intent of those positions is to attempt to protect the supply of, and the price at which Lincolnway Energy can buy natural gas and corn and the price at which Lincolnway Energy can sell its ethanol or distiller’s grains, but not all of the positions may be able to be properly categorized as being for hedging purposes. Any attempt by Lincolnway Energy to use forward pricing contracts or the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because commodity price movements and price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors that are beyond the control of the Company.

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

Changes And Advances In Ethanol Production Technology Could Require The Company To Incur Costs To Update The Company’s Plant Or Could Otherwise Hinder The Ability To Compete In The Ethanol Industry Or Operate Profitably.  Technological advances in the processes and procedures for producing ethanol and in the efficiency of ethanol plants are continually occurring, and further ongoing advances should be expected. Such advances and changes may make the technology installed in the Lincolnway Energy plant less desirable or obsolete.  These advances could also allow competitors to produce ethanol at a lower cost than the Company.  If the Company is unable to adopt or incorporate technological advances, its ethanol production methods and processes could be less efficient than those of its competitors, which could cause the Lincolnway Energy plant to become uncompetitive or completely obsolete.  If competitors develop, obtain or license technology that is superior to the Company’s or that makes the Company’s technology obsolete, the Company may be required to incur significant costs to enhance or acquire new technology so that its ethanol production remains competitive.  Alternatively, Lincolnway Energy may be required to seek third-party licenses, which could also result in significant expenditures.  The Company cannot guarantee that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact the Company’s financial performance by increasing its operating costs and reducing the Company’s net income.

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

Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offers a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022 (although recent actions by the EPA have reduced the statutorily required volume requirements for 2014, 2015, 2016 and 2017).

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

Tank Cars Used To Transport Crude Oil And Ethanol May Need To Be Retrofitted Or Replaced To Meet Proposed New Rail Safety Regulations. The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Company has leased approximately 185 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standards and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final regulations could require upgrades or replacements of the Company’s tank cars and could have an adverse effect on the Company’s operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
Lincolnway Energy Is Increasingly Dependent On Information Technology; Disruptions, Failures Or Security Breaches Of Its Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.  Lincolnway Energy utilizes various software applications in connection with its ethanol operation and the Company’s software and other information technology is critically important to the Company’s business operations. The Company relies on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. Lincolnway Energy depends on its information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. The Company also uses information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of the Company’s significant information technology systems suffer severe damage, disruption or shutdown, and the Company’s disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, the Company’s product sales, financial condition and results of operations may be materially and adversely affected.
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

The Company’s Results Of Operations. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. The RFS2 mandate helps support a market for ethanol that might disappear without this incentive. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA has delayed the adoption of the rule on the 2014, 2015 and 2016 RFS2 standards. On November 30, 2015, the EPA released final rules which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume requirements for 2017 which set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The final rule for 2017was issued on November 23, 2016 and increased the proposed total volume requirements from 18.8 billion gallons to 19.28 billion gallons. Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory requirements. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS2. The EPA's reduction of the volume requirements under the RFS2 set forth in the EPA’s final rules combined with any further reduction to or elimination of the RFS2 requirements, could materially decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

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

Carbon Dioxide May Be Regulated By The EPA In The Future As An Air Pollutant, Requiring The Company To Obtain Additional Permits And Install Additional Environmental Mitigation Equipment, Which May Adversely Affect Financial Performance.     The Company’s plant emits carbon dioxide as a by-product of the ethanol production process and the Company sells a portion of its carbon dioxide by-product to Air Products pursuant to a Carbon Dioxide Purchase and Sale Agreement. The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as the Company’s ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to the Company concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants similar to the Company’s ethanol plant, the Company may have to apply for additional permits or may be required to install carbon dioxide mitigation equipment or take other steps unknown to the Company at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent the Company from operating the plant profitably.

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

There Is Continuing And Growing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry, and the negative press has been growing as of late. The negative press and claims include that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The widespread drought that occurred during 2012 affected corn supplies and prices, and is one factor pointed to by those arguing the "food versus fuel" position. The claims also include environmental based allegations, including that increased corn acreage and ethanol production strain water supplies and worsen pollution in rivers and streams.  The criticisms also include that ethanol production is leading to land use changes, including the clearing of rain forests, prairies and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which also in turn releases carbon into the atmosphere that has been stored in the soil and otherwise has negative environmental impacts, such as erosion and other land stewardship issues.  The criticisms also include that ethanol, in particular at levels of 15% of higher, damages or is otherwise harmful to engines. The continuing and growing criticism has come from, among others, environmental groups, the National Academy of Sciences, the American Lung Association, the AAA (the auto club) and the United Nations.

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

Additional Iranian Oil May Enter the Market and Negatively Impact Gasoline and Ethanol Prices. Recently, the United States government lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports may come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during Fiscal 2017.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE constructed a cellulosic ethanol plant on the real estate. Lincolnway Energy and DDCE entered into a Load Out Services Agreement in October 2011. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. Lincolnway Energy has completed the construction of the tank and awaits for DDCE to begin production.

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

In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct.  This ruling is in addition to the prior favorable court decisions on non-infringement.   Currently various post-trial briefs

and other proceedings are ongoing.  The time for CleanTech to appeal hasn’t expired due to the nature of post-trial briefing and proceedings.  It is expected that CleanTech will pursue appeals on all matters decided adversely to them.

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

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2016, which were held of record by 952 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy's units are not listed on any exchange, and there is no public trading market for Lincolnway Energy's units.  However, the Company does provide access to a qualified matching service for its members, which provides a system for limited transfers of the Company’s units.
The second amended and restated operating agreement of Lincolnway Energy provides that no member shall, directly or indirectly, own, hold or control more than 49% of the outstanding units at any time, unless the member exceeds that percentage by reason of Lincolnway Energy purchasing units.

The second amended and restated operating agreement of Lincolnway Energy establishes restrictions on the sale, assignment or other transfer of units. The second amended and restated operating agreement provides that a member may not sell, transfer, assign or otherwise dispose of or convey any units, whether voluntarily or involuntarily, or grant a security interest in any units, except in compliance with the second amended and restated operating agreement. All transfers require the prior written approval of the board of Lincolnway Energy and compliance with the policies and procedures adopted from time to time by the board.  The board is authorized to adopt and implement those policies and procedures for any reasonable purpose, as determined by the board.  The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy.

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

Lincolnway Energy made one distribution to its members during the fiscal year ended September 30, 2016. The Company declared a distribution on September 1, 2016 in the amount of $45 per unit, resulting in an aggregate distribution of $1,892,205. Lincolnway Energy made two distributions to its members during the fiscal year ended September 30, 2015. The Company declared a distribution on December 8, 2014 in the amount of $325 per unit, resulting in an aggregate distribution of $13,665,925 and a distribution on September 18, 2015 in the amount of $100 per unit, resulting in an aggregate distribution of $4,204,900.

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”), an index of other companies that have the same SIC code as the Company (the “Industry Index”) and companies that comprised the Lincolnway Energy 2015 peer group index1 (the “Peer Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, the Industry Index and the 2015 Peer Index on September 30, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2016
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2011
2012
2013
2014
2015
2016
Lincolnway Energy, LLC
SIC Code Index
NASDAQ Market Index
2015 Peer Group

[1]
Lincolnway Energy has historically included the cumulative total return of both an SIC Code industry index and a peer group index in its performance graph in addition to the NASDAQ Market Index despite the fact that applicable SEC regulations only require inclusion of a broad based equity market index (the NASDAQ Market Index) and either an industry index or a peer group index. The Company has elected not to continue with a peer group index based on the fact that suitable peer group companies are limited and/or do not have readily available trading information. As a result, for this transition year, the peer group index included in the performance graph above is based on the companies which comprised Licolnway Energy’s 2015 peer group. Future performance graphs for Lincolnway Energy will only include a comparison of the cumulative total return of the Company, the NASDAQ Market Index and the SIC Code industry index.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2016	2015	2014	2013	2012
Revenue	$101,141,768	$115,927,769	$147,334,193	$182,469,541	$169,567,374
Cost of goods sold	99,340,675	110,311,445	125,501,344	186,301,560	171,827,633
Gross profit (loss)	1,801,093	5,616,324	21,832,849	(3,832,019)	(2,260,259)
General and administrative expenses	3,379,164	2,952,005	3,771,961	3,224,382	2,955,565
Gain on sale of property	—	—	—	—	(489,664)
Contract settlement fee	—	—	—	—	1,700,000
Operating income (loss)	(1,578,071)	2,664,319	18,060,888	(7,056,401)	(6,426,160)
Other (expense)	(62,325)	(12,755)	(34,360)	(155,791)	(230,608)
Net income (loss)	$(1,640,396)	$2,651,564	$18,026,528	$(7,212,192)	$(6,656,768)

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$(39.01)	$63.06	$428.70	$(171.52)	$(158.31)
Cash distributions per unit	$45.00	$425.00	$—	$—	$25.00

Balance Sheet Data:	2016	2015	2014	2013	2012
Working Capital	$5,265,892	$3,767,450	$25,489,532	$8,991,957	$12,327,668
Net Property Plant & Equipment	34,929,124	37,638,404	31,991,348	30,865,651	37,246,286
Total Assets	46,085,438	49,065,346	62,747,637	44,998,730	54,001,124
Long-Term Obligations	3,542,593	1,218,312	1,881,851	2,435,004	5,149,053
Members' Equity	37,493,790	41,026,391	56,245,652	38,219,124	45,431,316
Book Value per Member Unit	$892	$976	$1,338	$909	$1,080

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distiller’s' grains per year. The ethanol plant produced 57,025,335 gallons of ethanol and

156,557 tons of distiller’s' grains during the fiscal year ended September 30, 2016. Lincolnway Energy had planned shut downs during the months of October 2015 and April 2016 to complete routine maintenance work.

Comparison of Fiscal Years Ended September 30, 2016 and 2015

Statements of Operations Data:	2016		2015
	Amount	%	Amount	%
Revenues	$101,141,768	100.0%	$115,927,769	100.0%
Cost of goods sold	99,340,675	98.2%	110,311,445	95.2%
Gross profit	1,801,093	1.8%	5,616,324	4.8%
General and administrative expense	3,379,164	3.3%	2,952,005	2.5%
Operating income (loss)	(1,578,071)	(1.5)%	2,664,319	2.3%
Interest expense	(66,306)	(0.1)%	(34,736)	—%
Interest income	3,981	—%	21,981	—%
Net income (loss)	$(1,640,396)	(1.6)%	$2,651,564	2.3%

Net loss was approximately $1.6 million in the fiscal year ended September 30, 2016, which was a 162% decrease when compared to net income for the 2015 fiscal year. The decrease in net income resulting in a net loss for fiscal year 2016 resulted from various market factors, including, without limitation, the existence of surplus ethanol stocks, decreased ethanol prices and decreased prices for distiller's grains.

Revenues from operations for the fiscal year ended September 30, 2016 were approximately $101.1 million, consisting of $78.6 million of ethanol sales (net of hedging activity), or 77.7% of revenues, $17.2 million in distiller's grains sales, or 17.0% of revenues, and $5.3 million of corn oil, syrup,CO2 and other sales, or 4.0% of revenues.  Revenues decreased in fiscal year 2016 by approximately 12.8%, when compared to the fiscal year 2015. The decrease in revenues for the fiscal year ended September 30, 2016 resulted principally from decreased production due to running at lower rates to deal with infections, a 8.6% decrease in the average price for ethanol and a 11.4% decrease in average price per distiller's grains tons as compared to the previous fiscal year. The drop in ethanol prices was due in part to higher national ethanol stocks resulting from increased ethanol production during fiscal years ended September 30, 2015 and 2016 which production levels outpaced domestic consumption and export demand. In addition, because ethanol prices typically correlate to changes in corn and energy prices, lower corn, crude oil and gasoline prices throughout the fiscal year had a negative effect on ethanol prices.

Management believes the decrease in the price for distiller's grains resulted from lower corn prices and lower domestic and export demand, principally relating to the decreased demand from China, and lower corn prices. Management cannot anticipate whether demand from China will increase in the upcoming fiscal years and distiller’s grains prices could remain low unless additional demand can be created from other foreign markets or domestically. If corn prices decline and end-users switch to lower priced alternatives, domestic demand for distiller’s grains could also remain low.

Corn oil revenue increased 48.0% in fiscal year 2016 or $1.1 million when compared to fiscal year 2015. The increase is due to higher sales volumes after the implementation of several process improvements.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2016 totaled approximately $99.3 million, which was a decrease of 9.9% when compared to fiscal year 2015.  The decrease in cost of goods sold for the 2016 fiscal year is primarily due to decreases in corn costs, energy and depreciation.  Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs including hedging activity for the fiscal year ended September 30, 2016 totaled approximately $69.3 million compared to $77.4 million for fiscal year 2015. There were 749,943 less bushels ground due to a decrease in ethanol production during fiscal year 2016 while the average cost of corn per bushel decreased 4.4%. The decrease in corn price is partially attributed to good growing conditions and substantial yields in 2016. Corn hedging activity for fiscal year 2016 includes a combined unrealized and realized net gain of $2.6 million from derivative instruments compared to a $1.5 million combined unrealized and realized net gain for fiscal year 2015.  Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 69.7% of cost of goods sold for the fiscal year ended September 30, 2016, compared to 70.2% of costs of goods sold for fiscal year 2015.

During most of fiscal year 2016, corn prices trended lower as a result of the abundant 2015 harvest and an increase in national corn stocks. However, during the last quarter of fiscal year 2016, corn prices became more volatile and fluctuated throughout as a result of concerns over the 2016 crop due to various factors. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

Energy costs for the fiscal year ended September 30, 2016 totaled approximately $8.7 million , or 8.8% of cost of goods sold, compared to $9.9 million or 9.0% of cost of goods sold, for the 2015 fiscal year.  Energy costs consist of coal costs, natural gas and electricity costs.  Lincolnway Energy switched from a coal to a natural gas boiler as its primary energy source in November of 2014. The capital investment in the Company's natural gas boiler has provided efficiencies in the Company's production process and a reduction in downtime. For fiscal year 2016, Lincolnway Energy purchased 1,699,182 MMBTUs of natural gas at an average price of $3.39. In comparison, fiscal year 2015 used 1,661,020 MMBTUs of energy with one month of coal and 11 months of natural gas use at an average price of $4.39. Fiscal year 2016 had four more days of production when compared to fiscal year 2015. Electricity costs amounted to approximately $3.0 million, an increase of $.37 million from fiscal year 2015. The increase in electricity is due to more production days and additional electricity used to run capital equipment installed to improve production.

Ingredient costs for the fiscal year ended September 30, 2016 totaled approximately $6.1 million, or 6.1% of cost of goods sold, essentially flat with $6.1 million, or 5.6% of cost of goods sold, for the 2015 fiscal year.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $6.7 million, or 6.8% of cost of goods sold, for the fiscal year ended September 30, 2016, compared to $6.2 million, or 5.6% of cost of goods sold, for fiscal year 2015. The increase is due to higher maintenance and repair costs on equipment that is getting older. The Company has also increased its focus on preventative maintenance to maximize production days and increase efficiency.

Depreciation totaled approximately $5.1 million, or 5.1% of cost of goods sold, for the fiscal year ended September 30, 2016, compared to $7.2 million, or 6.5% of cost of goods sold, for fiscal year 2015. The decreased in depreciation resulted from the fact that the plant reached it's 10-year useful life and a majority of the original assets are now fully depreciated.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $3.4 million, or 3.4% of cost of goods sold, during the fiscal year ended September 30, 2016, compared to $3.3 million, or 3.0% of cost of goods sold, for fiscal year 2015.  The increase is due to repairs done on ethanol railcars during a required 10-year inspection and increased repair and maintenance cost associated with aging equipment.

General and administrative expenses totaled approximately $3.4 million during the fiscal year ended September 30, 2016, compared to $3.0 million for fiscal year 2015. The $.4 million increase is due to a loss on the disposition of the coal combustor offset by no employee bonuses in fiscal year 2016.

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

Revenues from operations for the fiscal year ended September 30, 2015 were approximately $115.9 million, consisting of $90.3 million of ethanol sales (net of hedging activity), or 77.9% of revenues, $21.8 million in distiller's grains sales, or 18.8% of revenues, and $3.8 million of corn oil, syrup and CO2 sales, or 3.3% of revenues.  Revenues decreased in fiscal year 2015 by approximately 21.3%, when compared to the fiscal year 2014. The decrease in revenues for the fiscal year ended September 30, 2015 resulted from a 25.6% decrease in average price for ethanol and a 27.9% decrease in average price per distiller's grains tons as compared to the previous fiscal year partially offset by a 5.6% increase in ethanol sales volume and a 2.3% increase in distiller's grains sale volume. The decrease in ethanol prices was due to surplus ethanol production during fiscal year ended September 30, 2015. Management believes the decrease in the price for distiller's grains is a result of lower corn prices, the value of the U.S. dollar and the reduced demand for these grains in China.

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

Depreciation totaled approximately $7.1 million, or 6.4% of cost of goods sold, for the fiscal year ended September 30, 2015, compared to $6.9 million, or 5.6% of cost of goods sold, for fiscal year 2014.

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

Risks, Trends and Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the ethanol production process.  These include corn, ethanol, and distillers' grain.  Since the correlation of prices between these commodities is not perfect, and is in fact often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices.  The prices of these commodities are determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends.  Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Corn
In fiscal year 2016, corn values continued the ongoing 4-year bear market that commenced after the drought of 2012. Prices were generally defensive as generous rains in virtually all growing areas suggested another record yield, or close to it. The favorable weather brought forth steady country corn selling and cash basis was relatively subdued and benign until the end of the growing season. The one exception was a very brief $.85 per bushel rally in early summer caused by fears of lack of rains and excessive temperatures in the eastern United States. But as rainfall improved and temperatures moderated throughout the corn belt in July, prices retreated just as rapidly. Futures prices and basis remained narrowly range bound thereafter and with a forecast for a plentiful harvest, farm movement was steady right into harvest. With a yield reported by USDA at 175 bushels per acre, Lincolnway Energy is expecting another record yield year with a projected total supply in excess of 17 billion bushels. The USDA currently forecasts 2.4 billion bushels, or 16.4%, of usage and management expects relatively stable corn futures and basis for the first half of 2017. However, because national corn acreage reductions are a distinct possibility after 4 years of low prices and given a more favorable soybean versus corn price ratio favorable weather conditions in 2017 are necessary in order to achieve the expected stability.

Ethanol
As the 2016 calendar year ends, the high margins of 2014 have continued to drive a record pace of ethanol production and a stable but historically modest margin environment in the ethanol industry. Ethanol stocks have stabilized at comfortable levels, voluminous corn supplies are assured and the industry has proven its ability to run consistently at record rates. Imports from Brazil have moderated. Exports have been a very bright spot as low ethanol prices have overcome much lower crude oil and gasoline prices. Foreign demand has improved with substantial exports to Canada, China and Brazil. The octane enhancing qualities of ethanol blends are being recognized overseas. Just as importantly, competition for foreign demand from Brazil has been very restrained due to the bull market in sugar, diverting Brazilian production away from ethanol.

The forward environment for the U.S. ethanol industry is very much in question as the Company enters 2017. Organic capacity growth, the reopening of virtually all shuttered ethanol production capacity and large feedstock supplies ensure record production. If corn and gasoline prices remain low or further decrease, this could have a significantly negative impact on the market price of ethanol and the Company’s profitability especially if domestic ethanol stocks continue to grow. A decline in U.S. exports due to the premium of the price of ethanol as compared to unleaded gasoline, the imposition of a new tax by Brazil on ethanol imported to that country or other factors may contribute to higher domestic ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the reduction of the renewable volume obligations compared to the statutory mandates adopted by the EPA for the years 2014 through 2017, combined with the potential for further reductions to the statutory mandates in future years, may further decrease demand for ethanol and could negatively impact ethanol prices.

In contrast, the ongoing lower gas prices have increased demand in the domestic market. Gasoline demand has expanded significantly in recent months with the second year of the 35% reduction in pump prices. With 93% of U.S. ethanol production consumed domestically, if domestic demand remains on its 2-3% annual growth track for another year, the industry may be able to return to a stronger margin environment. The stronger U.S. economy is also an important factor in the expansion of miles driven. Management expects a subdued first quarter of fiscal 2017, and a steady environment moving through fiscal 2017 as industry capacity expansion appears to be even with demand growth.

Other/Regulatory/Governmental

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates, with one of the most significant federal ethanol supports being the RFS. The RFS has been and will continue to be a driving factor in the growth of ethanol usage. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA delayed the adoption of the rules on the 2014, 2015 and 2016 RFS standards. On November 30, 2015, the EPA released final rules which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume requirements for 2017 which set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The final rule for 2017 was issued on November 23, 2016 and increased the total volume requirements from the proposed 18.8 billion gallons to 19.28 billion gallons. Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory requirements. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. The EPA's reduction of the volume requirements under the RFS set forth in the EPA’s final rules combined with any further reduction to or elimination of the RFS requirements, could materially decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2016 and 2015 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or net realizable value assessment.

Inventories at Lower of Cost or Net Realizable Value

Inventories are generally valued at the lower of weighted average cost or net realizable value using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

For the years ended September 30, 2016 and 2015, Lincolnway Energy did not have any lower of cost or net realizable value inventory adjustments.

Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources
On September 30, 2016, Lincolnway Energy had $.6 million in cash and cash equivalents and approximately $17 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2016 and 2015:

	Year ended September 30,
	2016	2015
Net cash provided by operating activities	$5,105,232	$7,382,177
Net cash (used in) investing activities	(4,891,183)	(12,591,012)
Net cash (used in) financing activities	(1,103,408)	(16,267,055)

For the fiscal year ended September 30, 2016, cash provided by operating activities was $5.1 million, compared to cash provided by operating activities of $7.4 million for the fiscal year ended 2015. The $2.3 million decrease is due primarily to the Company's decrease in net income and increase in trade receivables.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $7.7 million for the fiscal year ended September 30, 2016, when compared to the fiscal year ended 2015.  The decrease is primarily due to a large number of capital projects started or completed in fiscal year 2015.
Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash used in financing activities decreased by $15.2 million for the fiscal year ended September 30, 2016, when compared to the fiscal year ended September 30, 2015.  The decrease is due to the two distributions paid to members in fiscal year 2015 compared to one distribution in fiscal year 2016. Per our covenants in our loan agreements, distributions are limited to the previous fiscal year's net income.
  Lincolnway Energy anticipates keeping cash balances at an acceptable level that will meet covenants and allow it to continue with several capital projects.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $17 million available on its revolver term and term loan agreements.
As of September 30, 2016, Lincolnway Energy was in compliance with all covenants in its loan agreements with its lenders.

Loans and Agreements
Lincolnway Energy entered into a Master Loan Agreement on August 21, 2012 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. On June 2, 2016, various related supplements and collateral related agreements and documents were entered into under the Master Loan Agreement. CoBank, ACB has a participation interest in the underlying loans and serves as administrative agent for the loans, and is therefore also a party to certain of the agreements and documents.
One of the supplements is a revolving term loan available for up to $11.0 million. Lincolnway Energy pays interest on the unpaid balance of the revolving term loan at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. Lincolnway Energy also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan expires, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020.
Another supplement entered into pursuant to the Master Loan Agreement is a monitored revolving credit loan for $8.5 million. Lincolnway Energy will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. Lincolnway Energy also pays a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan expires, and Lincolnway Energy must pay all unpaid principal amounts outstanding under the loan, on July 1, 2017. The loan is secured by substantially all assets of Lincolnway Energy and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.
The final supplement entered into pursuant to the Master Loan Agreement is a revolving credit supplement that allows the Company to open an irrevocable letter of credit for $2.4 million. The letter of credit severs as security for a natural gas transportation agreement. The agreement and letter of credit is discussed further in Note 8 to the financial statements.
The loans are secured by first priority liens created by security agreements and mortgages covering all of Lincolnway Energy's assets and properties, including Lincolnway Energy's inventory, receivables, plant, real estate and commodity trading accounts.
Lincolnway Energy also entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005.  Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and bear interest at 2.11% per annum which began to accrue on January 1, 2007.  Payments began on July 1, 2007.  The remaining loan balance on the Department of Transportation loan was $27,571 as of September 30, 2016. Principal payments will be made semiannually through January 2017.
Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019. Lincolnway Energy also leases 185 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between May 2018 and September 2024.

Contractual Obligations Table
In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2016:

			Payment Due By Period
		Less than	Two to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years
Long Term Debt	$2,527,571	$27,571	$0	$2,500,000
Interest on Long Term Debt	459,625	91,925	183,850	183,850
Operating Lease Obligations	8,103,996	2,286,785	4,024,861	1,792,350
Purchase Obligations	2,070,000	414,000	828,000	828,000
Total	$13,161,192	$2,820,281	$5,036,711	$5,304,200

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

Lincolnway Energy has loan agreements, including an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2016
Farm Credit - revolving credit loan	$—
Farm Credit - revolving term loan	2,500,000
Farm Credit - revolving credit - letter of credit *	—
IA Department of Transportation	27,571
* Letter of credit issued is $2,444,500	$2,527,571

The interest rate under the IA Department of Transportation loan agreement is fixed at 2.11%.  The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one-month LIBOR index rate plus 2.9%, adjusting weekly. The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.
Lincolnway Energy does not anticipate any material increase in interest rates during 2017.

 Commodity Price Risk
Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, and the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and natural gas. The other primary product of Lincolnway Energy is distiller's grains, and Lincolnway Energy is also subject to market risk with respect to the price for distiller's grains. The prices for ethanol, distiller's grains, corn and natural gas are volatile, and Lincolnway Energy may experience market conditions where the price Lincolnway Energy receives for its ethanol and distiller's grains is declining, but the price Lincolnway Energy pays for its corn, natural gas and other inputs is increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

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

If Lincolnway Energy's corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.2 million for the year.

During the fiscal year ended September 30, 2016, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.01 per bushel in September 2016 to a high of $4.44 per bushel in June 2016. During the fiscal year ended September 30, 2015, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.21 per bushel in October 2014 to a high of $4.41 per bushel in July 2015.

During the fiscal year ended September 30, 2016, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.30 per gallon in January 2016 to a high of $1.74 per gallon in June 2016. During the fiscal year ended September 30, 2015, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.31 per gallon in January 2015 to a high of $2.17 per gallon in December 2014.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2016 was a gain of $2,634,323, as compared to a gain of $1,516,542 for the fiscal year ended September 30, 2015, and a gain of $2,981,107 for the fiscal year ended September 30, 2014. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2016 was a gain of $68,378, as compared to a gain of $265,766 for the fiscal year ended September 30, 2015, and a loss of $578,981 for the fiscal year ended September 30, 2014.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2016 and 2015, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa
December 12, 2016

Lincolnway Energy, LLC

Balance Sheets
September 30, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$613,139	$250
Cash equivalents - repurchase account	—	1,502,248
Derivative financial instruments (Notes 9 and 10)	497,677	746,178
Trade and other accounts receivable (Note 8)	3,088,958	3,977,264
Inventories (Note 3)	5,726,606	3,957,973
Prepaid expenses and other	388,567	404,180
Total current assets	10,314,947	10,588,093

PROPERTY AND EQUIPMENT
Land and land improvements	6,982,287	6,982,287
Buildings and improvements	3,158,371	2,978,918
Plant and process equipment	78,010,712	93,371,048
Construction in progress	820,036	7,604,320
Office furniture and equipment	460,486	455,736
	89,431,892	111,392,309
Accumulated depreciation	(54,502,768)	(73,753,905)
	34,929,124	37,638,404

OTHER ASSETS	841,367	838,849
	$46,085,438	$49,065,346

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2016 and 2015

	2016	2015
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Checks in excess of bank balance	$—	1,656,923
Accounts payable	3,166,407	3,096,317
Accounts payable, related party (Note 7)	780,303	750,768
Current maturities of long-term debt (Note 5)	27,571	54,280
Accrued expenses	1,074,774	1,262,355
Total current liabilities	5,049,055	6,820,643

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	2,500,000	27,571
Deferred revenue	592,593	740,741
Other	450,000	450,000
Total noncurrent liabilities	3,542,593	1,218,312

COMMITMENTS AND CONTINGENCY (Notes 6, 8 and 12)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(1,496,315)	2,036,286
	37,493,790	41,026,391
	$46,085,438	$49,065,346

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Revenues (Notes 1 and 8)	$101,141,768	$115,927,769	$147,334,193

Cost of goods sold (Notes 7 and 8)	99,340,675	110,311,445	125,501,344

Gross profit	1,801,093	5,616,324	21,832,849

General and administrative expenses	3,379,164	2,952,005	3,771,961
Operating income (loss)	(1,578,071)	2,664,319	18,060,888

Other income (expense):
Interest income	3,981	21,981	20,803
Interest expense	(66,306)	(34,736)	(55,163)
	(62,325)	(12,755)	(34,360)

Net income (loss)	$(1,640,396)	$2,651,564	$18,026,528

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(39.01)	$63.06	$428.70

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2016, 2015 and 2014

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2013	$38,990,105	$(770,981)	$38,219,124
Net income	—	18,026,528	18,026,528
Balance, September 30, 2014	38,990,105	17,255,547	56,245,652
Net income	—	2,651,564	2,651,564
Distributions ($325 per unit and $100 per unit)	—	(17,870,825)	(17,870,825)
Balance, September 30, 2015	38,990,105	2,036,286	41,026,391
Net loss	—	(1,640,396)	(1,640,396)
Distributions ($45 per unit)	—	(1,892,205)	(1,892,205)
Balance, September 30, 2016	$38,990,105	$(1,496,315)	$37,493,790

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,640,396)	$2,651,564	$18,026,528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,745,867	7,693,174	7,465,338
(Gain) loss on sale or disposal of property and equipment	653,745	13,371	(70,368)
Changes in working capital components:
Trade and other accounts receivable	888,306	(2,433,665)	3,756,605
Inventories	(1,716,207)	780,133	604,093
Prepaid expenses and other	(21,974)	(268,979)	78,213
Accounts payable	1,251,738	(198,778)	(579,609)
Accounts payable, related party	29,535	33,214	163,076
Settlement fee payable, related party	—	(425,000)	(850,000)
Accrued expenses	(185,735)	(19,498)	684,772
Deferred revenue	(148,148)	(184,259)	—
Derivative financial instruments	248,501	(259,100)	(55,602)
Net cash provided by operating activities	5,105,232	7,382,177	29,223,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,891,183)	(12,591,012)	(8,209,409)
Proceeds from sale of property and equipment	—	—	80,000
Net cash (used in) investing activities	(4,891,183)	(12,591,012)	(8,129,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(1,892,205)	(17,870,825)	—
Proceeds from long-term borrowings	2,500,000	—	—
Payments on long-term borrowings	(54,280)	(53,153)	(52,049)
Change in checks in excess of bank balance	(1,656,923)	1,656,923	—
Net cash (used in) financing activities	(1,103,408)	(16,267,055)	(52,049)
Net increase (decrease) in cash and cash equivalents	(889,359)	(21,475,890)	21,041,588

CASH AND CASH EQUIVALENTS
Beginning	1,502,498	22,978,388	1,936,800
Ending	$613,139	$1,502,498	$22,978,388
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $27,156, $16,435 and none	$55,030	$16,382	$55,418

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$36,442	$1,218,090	$459,368
Construction in progress included in accrued expenses	$1,244	$3,090	$34,291

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

Cash and cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  At September 30, 2016, the Company closed all repurchase agreements. Prior to September 30,2016 the Company utilized the repurchase account to invest excess cash in a bank overnight repurchase account.

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2016 and September 30, 2015.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the 10 year agreement.

Inventories:  Inventories are valued at the lower of weighted average cost or net realizable value using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements, but are subject to a lower of cost or net realizable value assessment.

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

Revenue by product is as follows:

(In thousands)	2016	2015	2014
Ethanol	$78,616	$90,289	$114,317
Distiller's Grain	17,204	21,837	29,807
Other	5,322	3,802	3,210

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2016	2015
Raw materials, including corn, chemicals, parts and supplies	$4,585,986	$3,017,637
Work in process	668,153	662,769
Ethanol and distiller's grain	472,467	277,567
Total	$5,726,606	$3,957,973

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan, on July 1, 2017. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance as of September 30, 2016 and 2015.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30:

	2016	2015
Revolving term loan. (A)	$2,500,000	$—
Note payable to Iowa Department of Transportation. (B)	27,571	81,851
	2,527,571	81,851
Less current maturities	(27,571)	(54,280)
	$2,500,000	$27,571

Maturities of long-term debt as of September 30 are as follows:

Years ending September 30:
2017	$27,571
2018	—
2019	—
2020	—
2021	2,500,000
$2,527,571

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

Note 6.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2016.

Years ending September 30:
2017	$2,286,785
2018	2,230,720
2019	1,794,141
2020	985,050
2021	807,300
Thereafter	1,270,800
Total	$9,374,796
Rent expense under the above operating leases totaled approximately $2,313,000, $2,284,000 and $1,810,000 for the years ended September 30, 2016, 2015 and 2014 respectively.

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2016	2015	2014
Key Cooperative	Corn purchased for fiscal year	$16,846,207	$14,121,626	$16,456,905
	Corn forward purchase commitment	$301,237	$547,134	$86,461
	Basis corn commitment - bushels	650,000	700,000	300,000
	Miscellaneous purchases	$15,100	$71,577	$123,032
	Amount due at fiscal year end	$159,562	$392,112	$203,023

Heartland Co-op	Corn purchased for fiscal year	$7,736,002	$12,414,151	$16,204,192
	Corn forward purchase commitment	$320,540	$85,720	$98,906
	Basis corn commitment - bushels	—	70,000	400,000
	Amount due at fiscal year end	$—	$34,941	$92,388

Mid-Iowa Cooperative	Corn purchased for fiscal year	$8,633,206	$11,664,956	$14,630,305
	Corn forward purchase commitment	$—	$—	$49,861
	Basis corn commitment - bushels	—	—	300,000
	Amount due at fiscal year end	$—	$7,901	$112,608

Other Members	Corn purchased for fiscal year	$13,120,874	$10,391,657	$8,335,488
	Corn forward purchase commitment	$2,679,675	$3,199,140	$3,862,320
	Basis corn commitment - bushels	100,000	—	—
	Amount due at fiscal year end	$620,741	$315,814	$308,536

Note 8.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $78,547,436, $90,023,405, and $114,895,877 for the years ended September 30, 2016, 2015 and 2014, respectively. Trade accounts receivable of $2,181,185 and $3,285,373 was due from the customer as of September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company has ethanol sales commitments with the unrelated entity of 11,982,586 unpriced gallons through December 2016.

Effective January 1, 2014, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer, including both distiller's grains and corn oil, were $18,169,000, $21,836,870 and $14,227,865 for the years ended September 30, 2016, 2015 and 2014 , respectively. Trade accounts receivable of $478,142 and $227,686 was due from the customer as of September 30, 2016 and 2015, respectively. The Company has distiller’s grain sales commitments with the unrelated entity of approximately 10,100 tons for a total sales commitment of approximately $1,020,480 less marketing fees.

The Company had a prior agreement with an unrelated entity for marketing, selling and distributing the distiller’s grain that ended on December 31, 2013.  Revenues with this customer were $15,579,463 for the year ended September 30, 2014.
As of September 30, 2016, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, totaling approximately $3,517,000, representing 951,256 bushels. The Company also had basis contract commitments with unrelated parties to purchase 100,000 bushels of corn. These contracts mature at various dates through June 2017.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 30, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. At September 30, 2016, the remaining commitment was approximately $2.4 million.

As of September 30, 2016, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $1,381,000. These contracts mature at various dates through March 2017.

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2016	2015
Derivative assets - corn contracts	$1,179,588	$435,525
Derivative assets - ethanol contracts	38,325	—
Derivative liabilities - corn contracts	(118,750)	(76,075)
Derivative liabilities - ethanol contracts	(165,870)	(110,250)
Derivative liabilities - natural gas	—	(1,880)
Cash held by (due to) broker	(435,616)	498,858
Total	$497,677	$746,178

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2016	2015	2014
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$63,308	$797,213	$(1,000,178)
Unrealized gain (loss)	5,070	(531,447)	421,197
Total effect on revenues	68,378	265,766	(578,981)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,955,350	1,766,673	2,371,526
Unrealized gain (loss)	678,973	(250,131)	609,581
Total effect on corn costs	2,634,323	1,516,542	2,981,107

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	81,850	70,270	—
Unrealized gain (loss)	1,880	(4,800)	—
Total effect on natural gas costs	83,730	65,470	—
Total effect on cost of goods sold	$2,718,053	$1,582,012	$2,981,107
Total gain to operating income due to derivative activities	$2,786,431	$1,847,778	$2,402,126

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,217,913	$1,217,913	$—	$—
Liabilities, derivative financial instruments	$284,620	$284,620	$—	$—

	2015
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$435,525	$435,525	$—	$—
Liabilities, derivative financial instruments	$188,205	$188,205	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2016, 2015 and 2014 totaled $69,497, $71,972 and $87,262, respectively.

Note 12.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2016 and 2015.

	12/31/2015	3/31/2016	6/30/2016	9/30/2016
Revenue	$24,400,659	$22,463,582	$27,479,673	$26,797,854
Gross profit (loss)	(550,624)	(2,039,036)	1,738,338	2,652,415
Operating income (loss)	(1,356,962)	(2,708,354)	1,104,421	1,382,822
Net income (loss)	(1,364,708)	(2,725,368)	1,078,340	1,371,340
Basic & diluted earnings (loss) per unit	(32.46)	(64.81)	25.64	32.61

	12/31/2014	3/31/2015	6/30/2015	9/30/2015
Revenue	$30,020,963	$30,168,024	$29,047,061	$26,691,721
Gross profit	2,588,490	500,958	1,263,086	1,263,790
Operating income (loss)	1,725,691	(247,178)	595,317	590,489
Net income (loss)	1,723,899	(255,856)	598,806	584,715
Basic & diluted earnings (loss) per unit	41.00	(6.08)	14.24	13.91

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2016.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2016, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2016 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2017 Annual Meeting of Members (the “2017 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2016.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(a)(3)    Exhibits.

The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2016	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 12, 2016	/s/ Kristine Strum
Kristine Strum, Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 12, 2016	/s/ William Couser
William Couser, Director

December 12, 2016	/s/ Jeff Taylor
Jeff Taylor, Director

December 12, 2016	/s/ Timothy Fevold
Timothy Fevold, Director

December 12, 2016	/s/ Terrill Wycoff
Terrill Wycoff, Director

December 12, 2016	/s/ Kurt Olson
Kurt Olson, Director

December 12, 2016	/s/ James Hill
James Hill, Director

December 12, 2016	/s/ Brian Conrad
Brian Conrad, Director

December 12, 2016	/s/ James Dickson
James Dickson, Director

December 12, 2016	/s/ Rick Vaughan
Rick Vaughan, Director

December 12, 2016	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 12, 2016	/s/ Kristine Strum
Kristine Strum, Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2015

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.1	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distiller’s Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distiller’s Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014
10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014
10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith

10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		8-K		10.1	12/9/2016
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
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