Form 10-K/A
period 2016-09-30
Lincolnway Energy, LLC
filed 2017-01-04
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 001-51764

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Form 10-K filed by the Company for the fiscal year ended September 30, 2016, which was originally filed on December 12, 2016 (the “Original Filing”).  The purpose of this Amendment No. 1 is to (A) file Exhibits 3.2.2, 10.12, 10.13, and 10.14 which were inadvertently omitted from the Original Filing, (B) correct the fiscal year listed at the top of the Exhibit Index to refer to the fiscal year ended September 30, 2016 instead of September 30, 2015, and (C) revise Item 15(a)(3) of Part IV and the Exhibit Index accordingly.

Pursuant to the rules of the Securities Exchange Commission (the “SEC”), Item 15 of Part IV of the Original Filing has also been amended to contain the currently-dated certifications from our Chief Executive Officer and Director of Finance (Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Director of Finance (Principal Financial Officer) are attached to this Form 10-K/A as Exhibits 31.1(A) and 31.2(A), respectively.

Except as described in this explanatory note, no other information in the Original Filing is being modified, updated or amended by this Amendment No. 1.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part IV (Item 15(a)(3)), the Exhibit Index and the signature page and the exhibits identified in Part IV (Item 15(a)(3)).  This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events occurring after December 12, 2016, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.   Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3)	Exhibits.

The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 4, 2017	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

January 4, 2017	/s/ Kristine Strum
Kristine Strum, Director of Finance

EXHIBIT INDEX

Exhibits Filed With Form 10-K
of Lincolnway Energy, LLC
For the Fiscal Year Ended September 30, 2016

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010

3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy.		10-K	9/30/2010	3.2	12/21/2010

3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013

3.2.2	Second Amendment to Second Amended and Restated Operating Agreement	Filed Herewith

10.1	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2007	10.7	12/21/2007

10.1.1	Amendment to Distiller’s Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012

10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006

10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC		10-K	9/30/2012	10.16	12/21/2012

*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013

*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013

10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013

**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013

10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013

*10.9	Distiller’s Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014

10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014

10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2016	10.1	8/12/2016

10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith

10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith

10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	Filed Herewith

*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		8-K		10.1	12/9/2016

14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer		10-K	9/30/2016	31.1	12/12/2016

31.1(A)	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a) Certification of Chief Financial Officer		10-K	9/30/2016	31.2	12/12/2016

31.2(A)	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith

†32.1	Section 1350 Certification of President and Chief Executive Officer		10-K	9/30/2016	31.2	12/12/2016

†32.2	Section 1350 Certification of Chief Financial Officer		10-K	9/30/2016	31.2	12/12/2016

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.

**	Management Contract or Compensatory Plan

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