Form 10-Q
period 2016-12-31
Lincolnway Energy, LLC
filed 2017-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 14, 2017.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,093,096	$613,139
Derivative financial instruments (Note 8 and 9)	281,516	497,677
Trade and other accounts receivable (Note 7)	3,882,642	3,088,958
Inventories (Note 3)	5,048,338	5,726,606
Prepaid expenses and other	385,516	388,567
Total current assets	11,691,108	10,314,947

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	6,982,287
Buildings and improvements	3,201,890	3,158,371
Plant and process equipment	78,678,537	78,010,712
Office furniture and equipment	449,627	460,486
Construction in progress	986,973	820,036
	90,465,387	89,431,892
Accumulated depreciation	(55,341,275)	(54,502,768)
Total property and equipment	35,124,112	34,929,124

OTHER ASSETS	832,804	841,367

Total assets	$47,648,024	$46,085,438

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2016	September 30, 2016
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	3,329,533	3,166,407
Accounts payable, related party (Note 6)	2,037,091	780,303
Current maturities of long-term debt (Note 5)	—	27,571
Accrued expenses	1,352,395	1,074,774
Total current liabilities	6,719,019	5,049,055

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	—	2,500,000
Deferred revenue	555,556	592,593
Other	462,129	450,000
Total noncurrent liabilities	1,017,685	3,542,593

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	921,215	(1,496,315)
Total members' equity	39,911,320	37,493,790

Total liabilities and members' equity	$47,648,024	$46,085,438

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2016	December 31, 2015
	(Unaudited)
Revenues (Notes 2 and 7)	$28,561,716	$24,400,659

Cost of goods sold (Note 7)	25,364,964	24,951,283

Gross profit (loss)	3,196,752	(550,624)

General and administrative expenses	756,918	806,338

Operating income (loss)	2,439,834	(1,356,962)

Other income (expense):
Interest income	484	1,307
Interest expense	(22,788)	(9,053)
	(22,304)	(7,746)

Net income (loss)	$2,417,530	$(1,364,708)

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$57.49	$(32.46)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2016	December 31, 2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,417,530	$(1,364,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	932,717	1,684,300
Gain on disposal of property and equipment	4,243	—
Changes in working capital components:
Trade and other accounts receivable	(793,684)	2,401,043
Inventories	678,268	(1,097,963)
Prepaid expenses and other	14,976	(5,994)
Accounts payable	158,701	881,112
Accounts payable, related party	1,256,788	2,231,088
Accrued loss on firm purchase commitments	—	631,605
Accrued expenses and deferred revenue	241,828	101,683
Derivative financial instruments	216,161	168,658
Net cash provided by operating activities	5,127,528	5,630,824

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,120,000)	(2,519,373)
Net cash (used in) investing activities	(1,120,000)	(2,519,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks in excess of bank balance	—	(1,656,923)
Proceeds from long-term borrowings	4,500,000	—
Payments on long-term borrowings	(7,027,571)	(26,997)
Net cash (used in) financing activities	(2,527,571)	(1,683,920)

Net increase in cash and cash equivalents	1,479,957	1,427,531

CASH AND CASH EQUIVALENTS
Beginning	613,139	1,502,498
Ending	$2,093,096	$2,930,029

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$16,259	$1,208

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$40,867	$8,754
Construction in progress included in accrued expenses	—	1,030

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

Basis of presentation and other information: The balance sheet as of September 30, 2016 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2016 and for the three months ended December 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2016 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Although the Company maintains its cash accounts in one bank, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. At September 30, 2016, the Company closed all repurchase agreements. Prior to September 30, 2016 the Company utilized the repurchase account to invest excess cash in a bank overnight repurchase account.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of December 31, 2016 and September 30, 2016.

Inventories:  Inventories are stated at the lower of weighted average cost or net realizable value using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the three months ended December 31, 2016 and 2015 the Company recognized a reserve and resulting loss of approximately none and $299,000, respectively, for a lower of weighted average costs or net realizable value inventory adjustment.

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

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the customers.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distillers grain, title passes upon the loading into trucks or railcars.    Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2016	December 31, 2015
Ethanol, net of hedging gain (loss)	$23,131,604	$19,218,652
Distillers Grains	3,600,916	4,000,574
Other	1,829,196	1,181,433
Total	$28,561,716	$24,400,659

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2016	September 30, 2016

Raw materials, including corn, chemicals and supplies	$3,732,410	$4,585,986
Work in process	751,547	668,153
Ethanol and distillers grains	564,381	472,467
Total	$5,048,338	$5,726,606

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2017. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of December 31, 2016 and September 30, 2016.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020. There were outstanding borrowings of $0 and $2,500,000, respectively, on the revolving term loan at December 31, 2016 and September 30, 2016.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2016 and 2015:

Corn Commitment:
December 31, 2016

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$2,576,954	150,000	January 2018	$2,037,091

Corn Purchased:
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Related Parties	$9,636,374	$12,719,516

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $23,356,663 and $19,163,758, respectively, for the three months ended December 31, 2016 and 2015. Trade accounts receivable of $2,784,810 were due from this entity as of December 31, 2016. As of December 31, 2016, the Company had ethanol unpriced sales commitments with this entity of approximately 14.1 million gallons through March 2017.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distiller's grains and corn oil were $3,760,454 and $4,372,043, respectively, for the three months ended December 31, 2016 and 2015. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $459,999 were due from this entity as of December 31, 2016. The Company had distillers grain sales commitments with this entity of approximately 15,511 tons, for a total sales commitment of approximately $1.6 million.

As of December 31, 2016, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $2.5 million. These contracts mature at various dates through October 2017.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. On June 30, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

as the Company makes payments under the agreement. At December 31, 2016, the remaining commitment was approximately $2.3 million.

As of December 31, 2016, the Company had purchased commitments for natural gas priced forward contracts with an unrelated party for a total commitment of $1,218,921. These contracts mature at various dates through March 2017. In addition, the Company has purchase commitments for several basis contracts totaling 250,000 MMBtu's maturing at various dates through December 2017.

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2016	September 30, 2016
Derivative assets - corn contracts	$502,763	$1,179,588
Derivative assets - ethanol contracts	6,825	38,325
Derivative liabilities - corn contracts	(3,063)	(118,750)
Derivative liabilities - ethanol contracts	(269,927)	(165,870)
Cash held by (due to) broker	44,918	(435,616)
Total	$281,516	$497,677

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months Ended
	December 31, 2016	December 31, 2015
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$(89,502)	$47,768
Unrealized gain (loss)	(135,557)	7,126
Total effect on revenues	(225,059)	54,894

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	(561,138)	551,631
Unrealized gain	594,706	188,313
Total effect on corn cost	33,568	739,944
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	19,610	29,290
Total effect on natural gas cost	19,610	29,290
Total effect on cost of goods sold	53,178	769,234
Total gain (loss) due to derivative activities	$(171,881)	$824,128

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$509,588	$509,588	$—	$—

Liabilities, derivative financial instruments	$272,990	$272,990	$—	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,217,913	$1,217,913	$—	$—

Liabilities, derivative financial instruments	$284,620	$284,620	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2016 ("Fiscal 2016") including the financial statements, accompanying notes and the risk factors contained herein.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure; and

•	Negative impacts on distillers grain prices and demand resulting from the Chinese antidumping and countervailing duty investigation.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. (“Air Products”), has a plant located on the Company’s site that collects the carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. Air Products also markets and sells the liquid carbon dioxide.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. In May 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “Final 2014-2016 Rule”).

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. In November 2016, the EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the "Final 2017 Rule"). Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory mandate for 2017 of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall", there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

The following chart sets forth the statutory volumes (in billion gallons) for 2014, 2015, 2016 and 2017 and the volumes required under the Final 2014-2016 Rule and the Final 2017 Rule:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	Final 2014-2016 Rule	16.28	13.61
2015	Statutory	20.50	15.00
	Final 2014-2016 Rule	16.93	14.05
2016	Statutory	22.25	15.00
	Final 2014-2016 Rule	18.11	14.50
	Statutory	24	15.00
2017	Final 2017 Rule	19.28	15.00

The volume requirements mandated in the Final 2014-2016 Rule and the Final 2017 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the Final 2014-2016 Rule. In addition, various representatives of the oil industry have also filed challenges to the Final 2014-2016 Rule. Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including, the Final 2017 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

It is also possible that the Trump administration may seek to materially modify, repeal or otherwise invalidate the RFS2 and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

Executive Summary

Highlights for the three months ended December 31, 2016, are as follows:

•Total revenues increased 17.1%, or $4.2 million, compared to the 2015 comparable period.

•Total cost of goods sold increased 1.7%, or $.4 million, compared to the 2015 comparable period.

•Net income was $2.4 million, which was an increase of approximately $3.8 million when compared to the net loss of $1.4 million for the 2015 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2016		2015

Revenue	$28,562	100.0%	$24,401	100.0%
Cost of goods sold	25,365	88.8%	24,951	102.3%
Gross profit (loss)	3,197	11.2%	(550)	(2.3)%
General and administrative expenses	757	2.7%	806	3.3%
Operating income (loss)	2,440	8.5%	(1,356)	(5.6)%
Other income (expense), net	(22)	(0.1)%	(8)	—%
Net income (loss)	$2,418	8.6%	$(1,364)	(5.6)%

Results of Operations for the Three Months Ended December 31, 2016 as Compared to the Three Months Ended December 31, 2015

Revenues. Total revenues increased by 17.1% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. Ethanol sales increased by 21.9% and sales from co-products increased by 11.4% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The change in ethanol revenue was a result of a 9.9% increase in the price per gallon received and a 10.0% increase in production volume for the three months ended December 31, 2016, when compared to the three months ended December 31, 2015. Ethanol prices increased due to a slight decline of ethanol supply in the domestic market as a result of several plants extending their downtimes during periods of strong blending demand and as well as increased exports. Our sales volume increased due to better production rates with the implementation of new process improvements. Ethanol revenue for the three months ended December 31, 2016 also included a $225,059 net loss for ethanol derivatives, compared to a $54,894 net gain in the same quarter for the prior year.

Management currently anticipates that ethanol prices during the fiscal year ending September 30, 2017 (Fiscal 2017") will remain at the levels consistent with Fiscal 2016 levels, especially if corn and gasoline prices remain low. Additionally, despite the recent modest decrease in the domestic ethanol supply, if ethanol exports during Fiscal 2017 decrease, this could lead to an excess in the domestic ethanol supply and reduce the market price of ethanol. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. The recent reductions in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2017 Rule.

Sales from co-products increased by 4.8% for the three months ended December 31, 2016 from the three months ended December 31, 2015. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $.6 million increase in corn oil sales offset by a $.4 million decrease in distillers grain revenue. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision.  China also increased the anti-subsidy duties from a range from 10%-10.7% in its preliminary decision to a range from 11.2% to 12%. Management believes that distillers grain prices will likely continue to be impacted by lower corn prices during Fiscal 2017 as well as decreased export demand. If corn prices remain low and additional demand for distillers grain cannot be developed either in additional export markets or domestically, distillers grain prices will be adversely impacted which would negatively impact our profitability.

The 88% increase in corn oil revenue was due to a 46% increase in production and sales volume after the implementation of several process improvements and an increase in market prices. Management expects corn oil production throughout Fiscal 2017 to be higher than production in Fiscal 2016 as a result of these process improvements; however, corn oil prices will continue to be impacted by changes in corn prices and market demand both of which could decrease as a result of the expiration of the biodiesel blenders' tax credits.

Cost of goods sold. Cost of goods sold increased by 1.7% or approximately $.4 million, for the three months ended December 31, 2016 from the three months ended December 31, 2015. The increase was due to increases in fixed costs, primarily repairs and maintenance, offset by a decrease in depreciation. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, remained relatively flat for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Increased costs from higher production and bushels used was offset by lower hedging gains. For the three months ended December 31, 2016 corn costs included a $53,178 net gain for derivatives relating to corn costs, compared to a $739,944 gain in the same quarter for the prior year. Corn costs represented 67.5% of cost of goods sold for the three months ended December 31, 2016, compared to 68.4% for the three months ended December 31, 2015. Cost of goods sold also included a $.6 million loss on firm corn purchase commitments for the three months ended December 31, 2015.

Fixed costs consisting of labor, repairs and maintenance and supplies increased approximately $1.2 million or 82% for the three months ended December 31, 2016 from the three months ended December 31, 2015. The majority of the increase was due to increased maintenance and repair costs. Much of our equipment is aging and there is an up trend in repairs. A larger focus has also been made on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $.8 million a decrease of $.7 million for the three months ended December 31, 2016 from the three months ended December 31, 2015. The decrease in depreciation resulted from the fact that the plant reached it's 10-year useful life and a majority of the original assets are now fully depreciated.

Industry Factors that May Affect Future Operating Results

During the three months ended December 31, 2016, the ethanol industry experienced the strongest ethanol margins in a year as a result of a combination of factors including the following:

•Corn prices were very stable during the three months ended December 31, 2016. The price per bushel ranged narrowly during the quarter as the market adjusted to the assurance of another very large crop with record yields after a very consistent U.S. growing season. The corn basis also proved very stable at low levels as a large 2016 crop on top of the large 2015 harvest encouraged good farmer selling despite the low flat prices.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2017 ending corn stocks of over 2.4 billion bushels, suggesting low and stable corn prices. In response to these estimates, corn prices continued to trade sideways.

• Steady ethanol stocks and steady ethanol prices during the quarter ending September 30, 2016 yielded to declining ethanol stocks and at times sharply rising ethanol prices during the quarter ended December 31, 2016.

•Gasoline demand continues to exceed 2015 levels as a result of low gasoline prices and rising employment which may continue to lead to increased demand for ethanol and could positively impact the market price for ethanol. However, after record gasoline production during 2016, ethanol inventories started to decline during the three months ended December 31, 2016. Despite this decrease in domestic ethanol supplies, the tightening of the ethanol supply and its impact on the demand and price of ethanol could result in increased production in 2017 which combined with the significant new capacity expected to commence operations in 2017, could result in a return to an excess domestic inventory. If the ethanol inventories exceed domestic and export demand, ethanol prices may be adversely impacted.

•Very strong export sales of U.S. ethanol to a variety of foreign consumers resulted from stable petroleum prices and comparatively high Brazilian ethanol prices.

•Global demand as reported by the U.S. Department of Energy, International Energy Statistics, continues to increase at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates which provides U.S. producers an opportunity to participate in such growth through exports. Importantly, India is also growing its imports of ethanol.

•Ethanol has resumed trading at a discount to gasoline, after trading at a premium for most of a year. This should improve the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

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

Management currently believes that our margins will retreat modestly during the remainder of Fiscal 2017 but continued low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a moderately negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories move higher, or if U.S. exports of ethanol decline. In addition, ethanol exports to China are likely to decrease as a result of the restoration of a 30% tariff on ethanol imports from the U.S. During 2016, the tariff was reduced to 5% which resulted in increased exports of U.S. ethanol to China. Unless additional demand can be found in foreign or domestic markets, an increase in ethanol stocks or any increase in domestic ethanol production could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and wheat supplies. The increased supplies of corn and wheat result in lower feed grain prices which adversely impacts the price of corn and demand for distillers grains which are an animal feed substitute for corn. Demand and prices for distillers grains may experience further declines in the near term as a result of the Chinese antidumping and countervailing duty investigation into distillers grains produced in the U.S. initiated in January 2016 that resulted in the imposition of significant duties on distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision. China also increased the anti-subsidy duties from a range from 10%-10.7% in its preliminary decision to a range from 11.2% to 12%. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.

Corn oil prices have also been adversely impacted by the abundant supply of soybeans and the resulting lower price of soybean oil which competes with corn oil principally for biodiesel production. However, management currently believes that despite the nonrenewal of the biodiesel blenders' tax credit for 2017, the higher biodiesel and advanced biofuel mandates put in place by the EPA should lead to increased biodiesel production which could increase demand for corn oil and soybean oil and could positively impact the price of corn oil. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $5.0 million as of December 31, 2016 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2016	2015
Net cash provided by operating activities	$5,127,528	$5,630,824
Net cash (used in) investing activities	(1,120,000)	(2,519,373)
Net cash (used in) financing activities	(2,527,571)	(1,683,920)
Net increase in cash and cash equivalents	$1,479,957	$1,427,531

Cash Flow from Operations

For the three months ended December 31, 2016, net cash provided by operating activities decreased by $.5 million when compared to net cash provided by operating activities for the three months ended December 31, 2015. The decrease in cash provided by operating activities is due to timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment sold and acquired for the ethanol plant. Net cash used in investing activities decreased by $1.4 million for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. The decrease is due to the reduction in the number of ongoing capital projects. A large process improvement project was completed in November 2015.

Cash Flow Used in Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities increased by $.8 million for the three months ended December 31, 2016, compared to the three months ended December 31, 2015. The increase is due to payments made on long term borrowings during the three months ended December 31, 2016.

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

We have an agreement with Gavilon to purchase all of the distillers grains produced at our ethanol plant. The purchase price payable to us is the corresponding price being paid to Gavilon for the distillers grains, less certain logistics costs and a service fee.

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the December 31, 2016 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of weighted average cost or net realizable value using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We will generally not be able to pass along increased corn costs to our ethanol customers.  We are subject to various material risks related to the availability and price of corn, many of which are beyond our control.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If our corn costs were to increase $.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.2 million for the year, assuming corn use of 22 million bushels during the year.

During the quarter ended December 31, 2016, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.42 per bushel for March 2017 delivery to a high of $3.69 per bushel for March 2017 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2015 ranged from a low of $3.57 per bushel for March 2016 delivery to a high of $4.10 per bushel for March 2016 delivery.

The average price we received for our ethanol during the three months ended December 31, 2016 was $1.55 per gallon, an 9.9% increase as compared to $1.41 per gallon during the three months ended December 31, 2015.

During the quarter ended December 31, 2016, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.42 per gallon for January 2017 delivery to a high of $1.76 per gallon for January 2017 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2015 ranged from a low of $1.355 per gallon for January 2016 delivery to a high of $1.57 per gallon for January 2016 delivery.

We may from time to time take various cash, futures, options or other positions in an attempt to minimize or reduce our price risks related to corn and ethanol. The extent to which we enter into such positions may vary substantially from time to time based on various factors, including seasonal factors and our views as to future market trends. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and are influenced by many factors and occurrences that are beyond our control. We could incur substantial losses on our cash, futures, options or other positions.

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended December 31, 2016 was $33,568, as opposed to a net gain of $739,944 for the three months ended December 31, 2015.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended December 31, 2016 represented approximately 6.4% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit monitored revolving credit loan is a variable interest rate loan based on the one month LIBOR index rate plus 2.90%, adjusted weekly. The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15%. We do not anticipate any significant increase in interest rates during Fiscal 2017.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the year ended September 30, 2016 and there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

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

LINCOLNWAY ENERGY, LLC

February 14, 2017	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 14, 2017	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended December 31, 2016

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