Form 10-Q
period 2017-03-31
Lincolnway Energy, LLC
filed 2017-05-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 1, 2017.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$351,055	$613,139
Derivative financial instruments (Note 8 and 9)	364,706	497,677
Trade and other accounts receivable (Note 7)	2,896,003	3,088,958
Inventories (Note 3)	5,274,878	5,726,606
Prepaid expenses and other	290,467	388,567
Total current assets	9,177,109	10,314,947

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	6,982,287
Buildings and improvements	3,220,876	3,158,371
Plant and process equipment	80,229,596	78,010,712
Office furniture and equipment	462,316	460,486
Construction in progress	3,156,316	820,036
	94,217,464	89,431,892
Accumulated depreciation	(56,118,380)	(54,502,768)
Total property and equipment	38,099,084	34,929,124

OTHER ASSETS	827,884	841,367

Total assets	$48,104,077	$46,085,438

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2017	September 30, 2016
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,989,304	$3,166,407
Accounts payable, related party (Note 6)	586,868	780,303
Current maturities of long-term debt (Note 5)	—	27,571
Accrued expenses	1,224,063	1,074,774
Total current liabilities	3,800,235	5,049,055

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	3,100,000	2,500,000
Deferred revenue	518,518	592,593
Other	474,258	450,000
Total noncurrent liabilities	4,092,776	3,542,593

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	1,220,961	(1,496,315)
Total members' equity	40,211,066	37,493,790

Total liabilities and members' equity	$48,104,077	$46,085,438

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$27,316,985	$22,463,582	$55,878,701	$46,864,241

Cost of goods sold (Note 7)	26,185,059	24,502,618	51,550,023	49,453,901

Gross profit (loss)	1,131,926	(2,039,036)	4,328,678	(2,589,660)

General and administrative expenses	826,092	669,318	1,583,011	1,475,654

Operating income (loss)	305,834	(2,708,354)	2,745,667	(4,065,314)

Other income (expense):
Interest income	498	1,006	983	2,313
Interest expense	(6,586)	(18,020)	(29,374)	(27,073)
	(6,088)	(17,014)	(28,391)	(24,760)

Net income (loss)	$299,746	$(2,725,368)	$2,717,276	$(4,090,074)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$7.13	$(64.81)	$64.62	$(97.27)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2017	March 31, 2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,717,276	$(4,090,074)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,894,113	3,422,509
Loss on disposal of property and equipment	10,417	—
Gain on equity dividend	(3,614)	—
Changes in working capital components:
Trade and other accounts receivable	192,955	445,673
Inventories	451,225	(236,417)
Prepaid expenses and other	121,921	52,720
Accounts payable	(1,436,466)	(145,426)
Accounts payable, related party	(193,435)	(306,853)
Accrued loss on firm purchase commitments	—	120,995
Accrued expenses and deferred revenue	56,594	(291,978)
Derivative financial instruments	132,971	133,726
Net cash provided by (used in) operating activities	3,943,957	(895,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,778,470)	(2,770,416)
Net cash (used in) investing activities	(4,778,470)	(2,770,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks in excess of bank balance	—	(1,545,993)
Proceeds from long-term borrowings	28,550,000	3,750,000
Payments on long-term borrowings	(27,977,571)	(26,998)
Net cash provided by financing activities	572,429	2,177,009

Net (decrease) in cash and cash equivalents	(262,084)	(1,488,532)

CASH AND CASH EQUIVALENTS
Beginning	613,139	1,502,498
Ending	$351,055	$13,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$10,388	$10,815

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$295,805	$46,123
Construction in progress included in accrued expenses	19,864	84,793

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

Basis of presentation and other information: The balance sheet as of September 30, 2016 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2017 and for the three and six months ended March 31, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2016 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of March 31, 2017 and September 30, 2016.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Ethanol, net of hedging gain (loss)	$21,988,544	$17,075,811	$45,120,148	$36,294,463
Distillers Grains	3,388,441	4,190,517	6,989,357	8,191,091
Other	1,940,000	1,197,254	3,769,196	2,378,687
Total	$27,316,985	$22,463,582	$55,878,701	$46,864,241

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2017	September 30, 2016

Raw materials, including corn, chemicals and supplies	$3,807,553	$4,585,986
Work in process	822,408	668,153
Ethanol and distillers grains	644,917	472,467
Total	$5,274,878	$5,726,606

Note 4.    Revolving Credit Loan

The Company has a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the loan on July 1, 2017. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of March 31, 2017 and September 30, 2016.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $11,000,000. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The term of the loan will expire, and the Company must pay all unpaid principal amounts outstanding under the revolving term loan, on November 1, 2020. There were outstanding borrowings of $3,100,000 and $2,500,000, respectively, on the revolving term loan at March 31, 2017 and September 30, 2016.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the six months ended March 31, 2017 and 2016:

Corn Commitment:
March 31, 2017

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,310,034	2,810,000	January 2018	$586,400

Corn Purchased:
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Related Parties	$10,015,232	$10,482,669	$19,651,606	$23,202,185

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $21,915,972 and $45,272,635, respectively, for the three and six months ended March 31, 2017. Revenues with this entity were $17,057,595 and $36,221,353, respectively, for the three and six months ended March 31, 2016. Trade accounts receivable of $2,114,031 were due from this entity as of March 31, 2017. As of March 31, 2017, the Company had ethanol unpriced sales commitments with this entity of approximately 14.4 million gallons through September 2017.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distiller's grains and corn oil were $3,388,441 and $7,148,895, respectively, for the three and six months ended March 31, 2017. Revenues with this entity were $4,324,175 and $8,696,218, respectively, for the three and six months ended March 31, 2016. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $205,426 were due from this entity as of March 31, 2017. The Company had distillers grain sales commitments with this entity of approximately 2,144 tons, for a total sales commitment of approximately $.2 million.

As of March 31, 2017, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $2.5 million. These contracts mature at various dates through March 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

which commenced in November 2014. On June 30, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. At March 31, 2017, the remaining commitment was approximately $2.2 million.

As of March 31, 2017, the Company had purchased commitments for natural gas basis contracts with an unrelated party totaling 300,000 MMBtu's maturing at various dates through December 2017.

On March 10, 2017, the Company signed a contract with an unrelated party for the installation of a grain drying and cooling system. The total commitment is for $4.8 million plus a potential performance bonus of $450,000. The Company made progress payments of $2.4 million under this contract during the three months ended March 31, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the first quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2017	September 30, 2016
Derivative assets - corn contracts	$60,263	$1,179,588
Derivative assets - ethanol contracts	21	38,325
Derivative liabilities - corn contracts	(11,588)	(118,750)
Derivative liabilities - ethanol contracts	(66,381)	(165,870)
Cash held by (due to) broker	382,391	(435,616)
Total	$364,706	$497,677

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$(124,170)	$22,575	$(213,672)	$70,343
Unrealized gain (loss)	196,742	(4,359)	61,185	2,767
Total effect on revenues	72,572	18,216	(152,487)	73,110

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	589,775	481,813	1,184,481	1,033,444
Unrealized (loss)	(451,025)	(367,032)	(1,012,163)	(178,719)
Total effect on corn cost	138,750	114,781	172,318	854,725
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	(16,620)	97,390	2,990	124,800
Total effect on natural gas cost	(16,620)	97,390	2,990	124,800
Total effect on cost of goods sold	122,130	212,171	175,308	979,525
Total gain due to derivative activities	$194,702	$230,387	$22,821	$1,052,635

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$60,284	$60,284	$—	$—

Liabilities, derivative financial instruments	$77,969	$77,969	$—	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,217,913	$1,217,913	$—	$—

Liabilities, derivative financial instruments	$284,620	$284,620	$—	$—

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We also extract corn oil from the syrup generated in the production of ethanol. We market and distribute all of our corn oil directly to end users and third party brokers, including Gavilon, within the domestic market.

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

Recent Regulatory Developments

A significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

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

Executive Summary

Highlights for the three months ended March 31, 2017, are as follows:

•Total revenues increased 21.6%, or $4.9 million, compared to the 2016 comparable period.

•Total cost of goods sold increased 6.9%, or $1.7 million, compared to the 2016 comparable period.

•Net income was $.3 million, which was an increase of approximately $3.0 million when compared to the net loss of $2.7 million for the 2016 comparable period.

On March 10, 2017, the Company entered into an agreement with a third party for the installation of a grains drying and cooling system. The total commitment is for $4.8 million plus a potential performance bonus of $450,000. The Company made progress payments of $2.4 million under this contract during the three months ended March 31, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the first quarter of fiscal year 2018. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended
	(Unaudited)				(Unaudited)
Income Statement Data	2017		2016		2017		2016

Revenue	$27,317	100.0%	$22,464	100.0%	$55,879	100.0%	$46,864	100.0%
Cost of goods sold	26,185	95.9%	24,503	109.1%	51,550	92.3%	49,454	105.5%
Gross profit (loss)	1,132	4.1%	(2,039)	(9.1)%	4,329	7.7%	(2,590)	(5.5)%
General and administrative expenses	826	3.0%	669	3.0%	1,583	2.8%	1,476	3.2%
Operating income (loss)	306	1.1%	(2,708)	(12.1)%	2,746	4.9%	(4,065)	(8.7)%
Other income (expense), net	(6)	—%	(17)	(0.1)%	(28)	(0.1)%	(25)	(0.1)%
Net income (loss)	$300	1.1%	$(2,725)	(12.2)%	$2,717	4.8%	$(4,090)	(8.6)%

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Revenues. Total revenues increased by 21.6% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Ethanol sales increased by 28.5% and sales from co-products decreased by 1.1% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The change in ethanol revenue was a result of a 9.5% increase in the price per gallon received and a 16.6% increase in production volume for the three months ended March 31, 2017, when compared to the three months ended March 31, 2016. Ethanol prices increased due to higher gasoline demand as well as increased exports. Our sales volume increased due to better production rates with the implementation of new process improvements. Ethanol revenue for the three months ended March 31, 2017 also included a $72,572 net gain for ethanol derivatives, compared to a $18,216 net gain in the same quarter for the prior year.

Management currently anticipates that ethanol prices during the fiscal year ending September 30, 2017 (Fiscal 2017") will remain at the levels consistent with Fiscal 2016 levels, especially if corn and gasoline prices remain low. Additionally, despite the recent modest decrease in the domestic ethanol supply, if ethanol exports during Fiscal 2017 decrease, this could lead to an excess in the domestic ethanol supply and reduce the market price of ethanol. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. In addition, ethanol exports to China are likely to decrease as a result of the restoration of a 30% tariff on ethanol imports from the U.S. During 2016, the tariff was reduced to 5% which resulted in increased exports of U.S. ethanol to China. The Brazilian Agricultural Minister has also recently requested Brazil's trade counsel impose a tariff on ethanol imports from the U.S. which, if imposed could further decrease export demand and adversely impact the price of ethanol unless alternative markets are found. The recent reductions in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2017 Rule.

Sales from co-products decreased by 1.1% for the three months ended March 31, 2017 from the three months ended March 31, 2016. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $.8 million decrease in distillers grain revenue offset by a $.7 million increase in corn oil sales. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision.  China also increased the anti-subsidy duties from a range from 10%-10.7% in its preliminary decision to a range from 11.2% to 12%. Management believes that distillers grain prices will likely continue to be impacted by lower corn prices during Fiscal 2017 as well as decreased export demand. If corn prices remain low and additional demand for distillers grain cannot be developed either in additional export markets or domestically, distillers grain prices will be adversely impacted which would negatively impact our profitability.

The 89% increase in corn oil revenue was due to a 46% increase in production and sales volume after the implementation of several process improvements and an increase in market prices. Management expects corn oil production throughout Fiscal 2017 to be higher than production in Fiscal 2016 as a result of these process improvements; however, corn oil prices will continue to be impacted by changes in corn prices and market demand both of which could decrease as a result of the expiration of the biodiesel blenders' tax credits.

Cost of goods sold. Cost of goods sold increased by 6.9% or approximately $1.7 million, for the three months ended March 31, 2017 from the three months ended March 31, 2016. The increase was primarily due to increases in corn costs offset by a decrease in depreciation. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased approximately $1.6 million or 9.2% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Increased costs from higher production and bushels used were partially offset by higher hedging gains. For the three months ended March 31, 2017 corn costs included a $138,750 net gain for derivatives relating to corn costs, compared to a $114,781 net gain in the same quarter for the prior year. Corn costs represented 71.8% of cost of goods sold for the three months ended March 31, 2017, compared to 68.7% for the three months ended March 31, 2016.
Depreciation totaled approximately $.8 million a decrease of $.8 million for the three months ended March 31, 2017 from the three months ended March 31, 2016. The decrease in depreciation resulted from the fact that the plant reached it's 10-year useful life and a majority of the original assets are now fully depreciated.

Results of Operations for the Six Months Ended March 31, 2017 as Compared to the Six Months Ended March 31, 2016

Revenues. Revenues increased by $9.0 million, or 19.2%, for the six months ended March 31, 2017 from the six months ended March 31, 2016. There was a increase in ethanol sales of $9.1 million, or 25.0%, for the six months ended March 31, 2017 from the six months ended March 31, 2016. The average price per gallon of ethanol sold increased 10.5% for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. Ethanol prices increased due to higher gasoline demand as well as increased exports. Ethanol sales volume increased approximately 13.3% for the six months ended March 31, 2017, when compared to the six months ended March 31, 2016. The increase was due to better production rates with the optimization of the production process. The six months ended March 31, 2017 also included a $152,487 net loss for derivatives related to ethanol sales, compared to a $73,110 net gain in the prior period.

Sales from co-products increased by 1.8%, or $188,775, for the six months ended March 31, 2017 from the six months ended March 31, 2016. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. An increase in corn oil revenue offset by a decrease in dried distillers grains revenue resulted in the slight co-product increase in revenues for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. Corn oil revenue increased $1.3 million, or 88.7%, due to an increase in sales volume after the implementation of several process improvements as well as 16.7% increase in market price resulting from increased demand from the biodiesel industry prior to the expiration of biodiesel blenders' tax credit and increased demand from the corn oil feed market.

Distillers grain revenue decreased $1.2 million primarily due to the reduction in market prices resulting from lower corn prices and decreased export demand, principally resulting from the China anti-dumping and countervailing duties during the six months ended March 31, 2017 from the six months ended March 31, 2016.

Cost of goods sold. Cost of goods sold increased by 4.2% or $2.1 million for the six months ended March 31, 2017 from the six months ended March 31, 2016. The increase was primarily due to increases in corn costs and repairs and maintenance offset by a decrease in depreciation. Increases in other categories were fairly small and considered immaterial. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased by $1.5 million, or 4.3%, for the six months ended March 31, 2017 from the six months ended March 31, 2016. Increased costs from higher production and bushels used was offset by lower hedging gains. For the six months ended March 31, 2017, corn costs included a $172,318 net gain for derivatives relating to future contracts, compared to a $.9 million gain for the six months ended March 31, 2016. Corn costs represented 69.6% of cost of goods sold for both six months periods ended March 31, 2017 and March 31, 2016.

Repairs and maintenance increased approximately $.8 million or 94.9% for the six months ended March 31, 2017 from the six months ended March 31, 2016. Much of our equipment is now over 10 years old and more repairs are common. A larger focus has also been made on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $1.6 million, a decrease of $1.5 million for the six months ended March 31, 2017 from the six months ended March 31, 2016. The decrease in depreciation resulted from the fact that the plant has completed 10 years of operation and a majority of the original assets are now fully depreciated.

Industry Factors that May Affect Future Operating Results

During the three months ended March 31, 2017, the ethanol industry experienced volatile ethanol margins as a result of the combination of factors including the following:

•Corn prices rallied slightly during the first half of the three months ended March 31, 2017 and spot prices rose from $3.35 per bushel to $3.52 only to retreat to $3.28 by the end of the quarter. The price per bushel fluctuated during the quarter as the market gauged the impact of very large demand against the record large corn crop. Excellent South American weather eventually resulted in a lower trend due to the fact that global weather conditions appear to support a record corn crop. For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, the average price per bushel paid was $3.44 and $3.60, respectively. While this would appear to be a positive for margins, the ability for ethanol facilities to access cheap corn brought increased ethanol production to market adding additional stock to the domestic inventory.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2017 ending corn stocks of over 2.3 billion bushels, suggesting weak corn prices. In response to these estimates, corn prices moved to 2017 lows. Rising and record ethanol stocks uncharacteristically coupled with modestly rising ethanol prices by the end of the quarter on March 31, 2017, yielded a margin rally from the lows registered in January.

•Gasoline demand stagnated versus a year earlier as prices rose 10-15% compared to the first quarter of 2016. The U.S. economy continues its pattern of modest growth. Unemployment remains low but as the numbers are nearing a structural bottom representing full employment, it is difficult to obtain further gasoline demand growth from labor market expansion. Even after record production during the quarter ended December 31, 2016, ethanol inventories continued to increase during the three months ended March 31, 2017. The increased supply of ethanol was partially absorbed by higher blending rates rather than offset by any positive impact on the demand and price of ethanol resulting from higher gasoline demand.

•Increases in export sales of ethanol to a variety of foreign markets resulted from high blending demand from a variety of customers. Brazilian offtake was especially higher due to higher priced sugar. This positively impacted the attractiveness of U.S. ethanol in the Brazilian market and when coupled with the robust blending demand from other countries, served to partially offset the ethanol stocks increase. However, the Brazilian Agricultural Minister recently requested Brazil's trade counsel impose a tariff on ethanol imports from the U.S. which, if implemented, could decrease demand from Brazil even if sugar prices remain high.

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

Management currently believes that our margins will remain steady during the remainder of Fiscal 2017. However, low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that ethanol stocks remain high and U.S. exports of ethanol decline due to the comparable price on ethanol versus unleaded gasoline. China's restoration of 30% tariff on imports of U.S. ethanol will also adversely impact exports to China and could negatively increase the price of ethanol. However, additional demand may be found in other foreign or domestic markets due to additional octane demand and the ongoing blend rate expansion in the U.S.

Our margins have also been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices which adversely impacts the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains may experience further declines due to decreased exports to China as a result of the Chinese antidumping and countervailing duty imposition. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn and soybean prices has led to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.

Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil principally for biodiesel production. However, management currently believes that there remains a possibility for renewal of the biodiesel blenders' tax credit for 2017 which could lead to increased biodiesel production which could result in increased demand for corn oil. This may offset the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $5.4 million as of March 31, 2017 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2017	2016
Net cash provided by (used in) operating activities	$3,943,957	$(895,125)
Net cash (used in) investing activities	(4,778,470)	(2,770,416)
Net cash provided by financing activities	572,429	2,177,009
Net (decrease) in cash and cash equivalents	$(262,084)	$(1,488,532)

Cash Flow from Operations

For the six months ended March 31, 2017, net cash provided by operating activities increased by $4.8 million when compared to net cash used in operating activities for the six months ended March 31, 2016. The increase in cash provided by operating activities is due to net income and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $2.0 million for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. The increase is due to initial progress payments on the installation of a grains drying and cooling system. The project is estimated to be completed in the first quarter of fiscal year 2018.

Cash Flow Used in Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $1.6 million for the six months ended March 31, 2017, compared to the six months ended March 31, 2016. The decrease is due to increased cash flow from operations and reduced long term borrowings during the six months ended March 31, 2017.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2017 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

During the quarter ended March 31, 2017, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.54 per bushel for May 2017 delivery to a high of $3.87 per bushel for May 2017 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2016 ranged from a low of $3.57 per bushel for May 2016 delivery to a high of $3.78 per bushel for May 2016 delivery.

The average price we received for our ethanol during the three months ended March 31, 2017 was $1.38 per gallon, a modest improvement as compared to $1.26 per gallon during the three months ended March 31, 2016.

During the quarter ended March 31, 2017, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.485 per gallon for April 2017 delivery to a high of $1.623 per gallon for April 2017 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2016 ranged from a low of $1.35 per gallon for April 2016 delivery to a high of $1.47 per gallon for April 2016 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  We are instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended March 31, 2017 was $138,750, as opposed to a net gain of $114,781 for the three months ended March 31, 2016.

We attempt to offset or hedge some of the risk involved with changing corn prices through the trading of futures and options on the Chicago Mercantile Exchange, as well as through purchase and physical delivery contracts from suppliers. As of March 31, 2017, we had corn coverage through approximately May 1, 2017. We continue to stay at a near neutral corn position due to a lack of ability to lock in forward profitable ethanol sales margins. We continue to monitor and attempt to ensure adequate corn supply and protection against rapid price increases. As noted above those activities are, however, subject to various material risks, including that price movements in the cash corn and corn futures markets are highly volatile and are influenced by many factors and occurrences which are beyond our control.

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended March 31, 2017 represented approximately 7.0% of our total cost of goods sold for that period.

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

LINCOLNWAY ENERGY, LLC

May 11, 2017	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 11, 2017	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended March 31, 2017

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