Form 10-Q
period 2017-06-30
Lincolnway Energy, LLC
filed 2017-08-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 11, 2017.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2017	September 30, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$605,454	$613,139
Derivative financial instruments (Note 8 and 9)	251,732	497,677
Trade and other accounts receivable (Note 7)	2,907,129	3,088,958
Inventories (Note 3)	5,243,537	5,726,606
Prepaid expenses and other	420,654	388,567
Total current assets	9,428,506	10,314,947

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	6,982,287
Buildings and improvements	3,220,876	3,158,371
Plant and process equipment	80,554,897	78,010,712
Office furniture and equipment	472,216	460,486
Construction in progress	4,920,610	820,036
	96,316,959	89,431,892
Accumulated depreciation	(57,076,142)	(54,502,768)
Total property and equipment	39,240,817	34,929,124

OTHER ASSETS	818,466	841,367

Total assets	$49,487,789	$46,085,438

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2017	September 30, 2016
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,812,902	$3,166,407
Accounts payable, related party (Note 6)	759,144	780,303
Current maturities of long-term debt (Note 5)	—	27,571
Accrued expenses	1,297,633	1,074,774
Total current liabilities	3,869,679	5,049,055

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	5,400,000	2,500,000
Deferred revenue	481,481	592,593
Other	486,387	450,000
Total noncurrent liabilities	6,367,868	3,542,593

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	260,137	(1,496,315)
Total members' equity	39,250,242	37,493,790

Total liabilities and members' equity	$49,487,789	$46,085,438

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 7)	$26,292,741	$27,479,673	$82,171,442	$74,343,914

Cost of goods sold (Note 7)	26,373,459	25,741,335	77,923,482	75,195,236

Gross profit (loss)	(80,718)	1,738,338	4,247,960	(851,322)

General and administrative expenses	841,842	633,917	2,424,853	2,109,573

Operating income (loss)	(922,560)	1,104,421	1,823,107	(2,960,895)

Other income (expense):
Interest income	680	668	1,662	2,981
Interest expense	(38,943)	(26,749)	(68,317)	(53,822)
	(38,263)	(26,081)	(66,655)	(50,841)

Net income (loss)	$(960,823)	$1,078,340	$1,756,452	$(3,011,736)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(22.85)	$25.64	$41.77	$(71.62)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2017	June 30, 2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,756,452	$(3,011,736)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,891,241	4,876,626
Loss on disposal of property and equipment	16,001	—
Gain on equity dividend	(3,614)	—
Changes in working capital components:
Trade and other accounts receivable	181,829	(1,194,732)
Inventories	482,566	25,446
Prepaid expenses and other	4,513	(3,354)
Accounts payable	(1,462,769)	(422,001)
Accounts payable, related party	(21,159)	(237,549)
Accrued expenses and deferred revenue	110,763	(35,855)
Derivative financial instruments	245,945	(501,443)
Net cash provided by (used in) operating activities	4,201,768	(504,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,081,882)	(3,438,710)
Net cash (used in) investing activities	(7,081,882)	(3,438,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks in excess of bank balance	—	(1,656,923)
Proceeds from long-term borrowings	44,500,000	4,500,000
Payments on long-term borrowings	(41,627,571)	(54,281)
Net cash provided by financing activities	2,872,429	2,788,796

Net (decrease) in cash and cash equivalents	(7,685)	(1,154,512)

CASH AND CASH EQUIVALENTS
Beginning	613,139	1,502,498
Ending	$605,454	$347,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2017 of $24,467 and 2016 of none	$55,657	$41,516

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$145,706	$108,428
Construction in progress included in accrued expenses	2,228	—

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

Basis of presentation and other information: The balance sheet as of September 30, 2016 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2017 and for the three and nine months ended June 30, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2016 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful account balance as of June 30, 2017 and September 30, 2016.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Ethanol, net of hedging gain (loss)	$21,085,207	$21,458,476	$66,205,355	$57,752,939
Distillers Grains	3,223,158	4,534,953	10,212,515	12,726,044
Other	1,984,376	1,486,244	5,753,572	3,864,931
Total	$26,292,741	$27,479,673	$82,171,442	$74,343,914

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2017	September 30, 2016

Raw materials, including corn, chemicals and supplies	$4,032,365	$4,585,986
Work in process	748,340	668,153
Ethanol and distillers grains	462,832	472,467
Total	$5,243,537	$5,726,606

Note 4.    Revolving Credit Loan and Subsequent Event

As of June 30, 2017, the Company had a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company paid interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company also paid a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The loan was secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of June 30, 2017 and September 30, 2016. Subsequent to the end of the quarter ended June 30, 2017, the loan expired and the Company did not renew or extend the loan.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Long-Term Debt and Subsequent Event

As of June 30, 2017, the Company had a revolving term loan, with a bank, available for up to $11,000,000. The Company paid interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company also paid a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. There were outstanding borrowings of $5,400,000 and $2,500,000, respectively, on the revolving term loan at June 30, 2017 and September 30, 2016.

Subsequent to the end of the quarter ended June 30, 2017, the Company amended the revolving credit loan. Under the amendment, the revolving credit loan has maximum borrowings of $18,000,000 which will be reduced by $3,600,000 every year starting July 1, 2019 until July 1, 2022 when the loan expires. The Company will pay interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR rate plus 3.15%, with a .50% commitment fee. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master credit agreement.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the nine months ended June 30, 2017 and 2016:

Corn Commitment:
June 30, 2017

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$4,224,695	875,000	May 2018	$759,144

Corn Purchased:
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Related Parties	$12,174,539	$12,266,960	$31,826,145	$35,469,145

Note 7.    Commitments, Major Customers and Subsequent Event

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $21,096,610 and $66,369,245, respectively, for the three and nine months ended June 30, 2017. Revenues with this entity were $21,555,893 and $57,777,246, respectively, for the three and nine months ended June 30, 2016. Trade accounts receivable of $1,874,151 were due from this entity as of June 30, 2017. As of June 30, 2017, the Company had ethanol unpriced sales commitments with this entity of approximately 15.0 million gallons through September 2017.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distiller's grains and corn oil were $3,769,434 and $10,918,329,

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

respectively, for the three and nine months ended June 30, 2017. Revenues with this entity were $4,772,988 and $13,469,206, respectively, for the three and nine months ended June 30, 2016. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $527,475 were due from this entity as of June 30, 2017. The Company had distillers grain sales commitments with this entity of approximately 11,450 tons, for a total sales commitment of approximately $1.1 million.

As of June 30, 2017, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $5.0 million. These contracts mature at various dates through June 2018. The Company also had basis contract commitments with unrelated parties to purchase 95,000 bushels of corn. These contracts mature at various dates through August 2017.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. On June 30, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. At June 30, 2017, the remaining commitment was approximately $2.1 million. Subsequent to the quarter ended June 30, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021.

As of June 30, 2017, the Company had purchased commitments for natural gas basis contracts with an unrelated party totaling 614,775 MMBtu's maturing at various dates through March 2018.

On March 10, 2017, the Company signed a contract with an unrelated party for the installation of a grain drying and cooling system. The total commitment is for $4.8 million plus a potential performance bonus of $450,000. The Company made progress payments of $3.6 million under this contract through June 30, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the first quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2017	September 30, 2016
Derivative assets - corn contracts	$189,025	$1,179,588
Derivative assets - ethanol contracts	960	38,325
Derivative liabilities - corn contracts	(167,900)	(118,750)
Derivative liabilities - ethanol contracts	(2,814)	(165,870)
Cash held by (due to) broker	232,461	(435,616)
Total	$251,732	$497,677

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities is as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(74,949)	$(78,288)	$(288,621)	$(7,945)
Unrealized gain (loss)	63,546	(19,129)	124,731	(16,362)
Total effect on revenues	(11,403)	(97,417)	(163,890)	(24,307)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	120,488	(291,288)	1,304,969	742,156
Unrealized gain (loss)	(27,550)	1,281,778	(1,039,713)	1,103,059
Total effect on corn cost	92,938	990,490	265,256	1,845,215
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	2,500	(53,840)	5,490	70,960
Unrealized gain	960	48,750	960	1,880
Total effect on natural gas cost	3,460	(5,090)	6,450	72,840
Total effect on cost of goods sold	96,398	985,400	271,706	1,918,055
Total gain due to derivative activities	$84,995	$887,983	$107,816	$1,893,748

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

Note 9.    Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$189,985	$189,985	$—	$—

Liabilities, derivative financial instruments	$170,714	$170,714	$—	$—

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,217,913	$1,217,913	$—	$—

Liabilities, derivative financial instruments	$284,620	$284,620	$—	$—

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

We expect to fund our operations during the next 12 months using cash flow from continuing operations and the revolving term loan that is available to us.

Recent Regulatory Developments

The ethanol industry is dependent on the Federal Renewable Fuels Standard (the “RFS”) , a federal ethanol support and economic incentive which mandates ethanol use, and the RFS continues to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable obligation. In May 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “Final 2014-2016 Rule”); however, the Final 2014-2016 Rule maintained significant reductions to the statutorily mandated volume requirements.

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. In November 2016, the EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the "Final 2017 Rule"). Although the volume requirements set forth in the Final 2017 Rule are a significant increase over the 2016 volume requirements and the 2017 requirements originally proposed in May 2016, the 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

On July 5, 2017 the EPA released a proposed rule to set the 2018 renewable volume requirement which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels (the "Proposed 2018 Rule"). Although the volume requirements set forth in the Proposed 2018 Rule are only slightly down from the 19.28 billion gallons required under the Final 2017 Rule, the proposed volume requirements are significantly below the 26 billion gallons statutory mandate for 2018. However, the Proposed 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons. The Proposed 2018 Rule is open for public comment and we anticipate the EPA will issue a final rule later this year.

The following chart sets forth the statutory volumes (in billion gallons) for 2014, 2015, 2016, 2017 and 2018 and the volumes required under the Final 2014-2016 Rule, the Final 2017 Rule and the Proposed 2018 Rule:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	Final 2014-2016 Rule	16.28	13.61
2015	Statutory	20.50	15.00
	Final 2014-2016 Rule	16.93	14.05
2016	Statutory	22.25	15.00
	Final 2014-2016 Rule	18.11	14.50
	Statutory	24	15.00
2017	Final 2017 Rule	19.28	15.00
2018	Statutory	26	15.00
	Proposed 2018 Rule	19.24	15.00

The volume requirements mandated in the Final 2014-2016 Rule, the Final 2017 Rule and the Proposed 2018 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the Final 2014-2016 Rule. In addition, various representatives of the oil industry have also filed challenges to the Final 2014-2016 Rule. Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including, the Final 2017 Rule. On July 28, 2017, the Washington D.C. Circuit Court of Appeals vacated the EPA's decision to reduce the total volume requirements for 2016. The EPA must now reconsider the volume requirements set forth in the Final 2014-2016 Rule that were already implemented, although it is not clear what this will mean for the biofuel and oil industries. Although this recent decision is viewed as a victory for the RFS2, if the EPA's decision to reduce the volume requirements under the RFS2 for 2017 and 2018 is allowed to stand, or if the volume requirements are further reduced for subsequent years, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Although the release of the Proposed 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS2 and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

Executive Summary

Highlights for the three months ended June 30, 2017, are as follows:

•Total revenues decreased 4.3%, or $1.2 million, compared to the 2016 comparable period.

•Total cost of goods sold increased 2.5%, or $.6 million, compared to the 2016 comparable period.

•Net (loss) was approximately -$.9 million, which was a decrease of $2.0 million when compared to the net income of $1.1 million for the 2016 comparable period.

On March 10, 2017, the Company entered into an agreement with a third party for the installation of a grains drying and cooling system. The total commitment is for $4.8 million plus a potential performance bonus of $450,000. The Company made progress payments of $3.6 million under this contract during the nine months ended June 30, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the first quarter of fiscal year 2018. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Shortly after the end of the quarter ended June 30, 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017 which amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). CoBank, ACB (“CoBank”) continues to have a participation interest in the underlying loans issued under the Credit Agreement and continues to serve as administrative agent for the Credit Agreement. The terms of the Credit Agreement will apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Credit Agreement in the future.

In connection with the execution of the Credit Agreement, the Company and Lender entered into an Amended and Restated Revolving Term Promissory Note dated July 3, 2017 (the “Revolving Term Note”) which amended, restated and superseded the Revolving Term Loan Supplement dated June 2, 2016 entered into under the Prior Agreement (the “Prior Revolving Term Supplement”). The Revolving Term Note will expire on July 1, 2022. The Revolving Term Note provides that the aggregate principal amount that Lender may loan to the Company under the Revolving Term Note shall not exceed $18,000,000 which maximum commitment amount will reduce during the term of the Revolving Term Note as follows:

Maximum Commitment Amount	From	Up to and Including
$14,400,000	July 1, 2019	June 30, 2020
$10,800,000	July 1, 2020	June 30, 2021
$7,200,000	July 1, 2021	July 1, 2022

Consistent with the terms of the Prior Revolving Term Supplement, outstanding amounts under the Revolving Term Note will continue to accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. As of July 3, 2017, the outstanding amount payable by the Company under the Revolving Letter of Credit Note was $5,400,000.

In connection with the execution of the Credit Agreement, the Company and Lender also entered into an Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 (“Revolving Letter of Credit Note”) which amended, restated and superseded the Revolving Credit Supplement dated June 2, 2016 entered into under the Prior Agreement (the “Prior Letter of Credit Supplement”). The term of the Revolving Letter of Credit Note expires on May 1, 2021. The Revolving Letter of Credit Note provides that the aggregate principal amount the Lender may loan to the Company under the Revolving Letter of Credit Note shall not exceed $2,134,000. Consistent with the terms of the Prior Letter of Credit Supplement, outstanding amounts under the Revolving Letter of Credit Note will continue to accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Revolving Letter of Credit Note continues to serve as security for the Company’s natural gas transportation agreement. As of July 3, 2017, the outstanding amount payable by the Company under the Revolving Letter of Credit Note was $2,134,000.

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants set forth in the Credit Agreement require the Company to maintain a minimum working capital, as defined in the agreement and a minimum net worth of $35,000,000. The Credit Agreement and all loans made thereunder, including the Revolving Term Note and the Revolving Letter of Credit Note, are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.

Under the Prior Agreement, the Company had also entered into a Revolving Credit Supplement dated June 2, 2016 which provided for a maximum loan in an aggregate principal amount not to exceed $8,500,000 (the “Revolving Credit Supplement”). The Revolving Credit Supplement had a term that expired on July 1, 2017 (the “Expiration Date”). The Company did not extend, amend or restate the Revolving Credit Supplement under the Credit Agreement and therefore, the Revolving Credit Supplement expired in accordance with its terms on the Expiration Date.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2017		2016		2017		2016

Revenue	$26,293	100.0%	$27,479	100.0%	$82,171	100.0%	$74,344	100.0%
Cost of goods sold	26,374	100.3%	25,741	93.7%	77,923	94.8%	75,195	101.1%
Gross profit (loss)	(81)	(0.3)%	1,738	6.3%	4,248	5.2%	(851)	(1.1)%
General and administrative expenses	842	3.2%	634	2.3%	2,425	3.0%	2,110	2.8%
Operating income (loss)	(923)	(3.5)%	1,104	4.0%	1,823	2.2%	(2,961)	(3.9)%
Other income (expense), net	(38)	(0.1)%	(26)	(0.1)%	(67)	(0.1)%	(51)	(0.1)%
Net income (loss)	$(961)	(23.4)%	$1,078	3.9%	$1,756	2.1%	$(3,012)	(4.0)%

Results of Operations for the Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

Revenues. Total revenues decreased by 4.3% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Ethanol sales decreased by 2.1% and sales from co-products decreased by 19.7% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The change in ethanol revenue was a result of a 6.1% decrease in the price per gallon received which was partially offset by a 4.7% increase in production volume for the three months ended June 30, 2017, when compared to the three months ended June 30, 2016. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Our sales volume increased due to better production rates with the implementation of new process improvements. Ethanol revenue for the three months ended June 30, 2017 also included a $11,403 net loss for ethanol derivatives, compared to a $97,417 net loss in the same quarter for the prior year.

Sales from co-products decreased by 19.7% for the three months ended June 30, 2017 from the three months ended June 30, 2016. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $1.3 million decrease in distillers grain revenue offset by a $.5 million increase in corn oil sales. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision.  China also increased the anti-subsidy duties from a range from 10.0%-10.7% in its preliminary decision to a range from 11.2% to 12.0%. Management believes that distillers grain prices will likely continue to be impacted by lower corn prices during Fiscal 2017 as well as decreased export demand. If corn prices remain low and additional demand for distillers grain cannot be developed either in additional export markets or domestically, distillers grain prices will be adversely impacted which would negatively impact our profitability.

The 50.0% increase in corn oil revenue was due to an increase in production and sales volume after the implementation of several process improvements partially offset by a slight decrease in market prices. Management expects corn oil production throughout Fiscal 2017 to be higher than production in Fiscal 2016 as a result of these process improvements; however, corn oil prices will continue to be impacted by changes in corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders' tax credit. Corn oil prices may be adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primiarly for biodiesel production. Despite the nonrenewal of the biodiesel blenders' tax credit for 2017, the higher biodiesel and advanced biofuel mandates under the RFS2 could drive increased biodiesel production which could increase demand for corn oil and positively impact the price of corn oil. However, the Proposed 2018 Rule included significant reductions in the mandates for higher biodiesel and advanced biofuels and if these lower mandates are maintained in the final rule for 2018, biodiesel production may not grow and the demand and price for corn oil could be adversely impacted.

Cost of goods sold. Cost of goods sold increased by 2.5% or approximately $.6 million, for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase was primarily due to increases in corn costs, natural gas as well as repairs and maintenance offset by a decrease in depreciation. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased approximately $.1 million or .8% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Decreased costs from a 7.5% decrease in corn prices were offset by higher production and bushels used and lower hedging gains. For the three months ended June 30, 2017 corn costs included a $.1 million net gain for derivatives relating to corn costs, compared to a $1.0 million net gain in the same quarter for the prior year. Corn costs represented 69.5% of cost of goods sold for the three months ended June 30, 2017, compared to 70.6% for the three months ended June 30, 2016.

Natural gas costs increased approximately 35.9% or $.4 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase was due to increased usage from higher production levels and higher natural gas prices.

Repairs and maintenance increased approximately $.4 million or 37.0% for the three months ended June 30, 2017 from the three months ended June 30, 2016. Much of our equipment is now over 10 years old and more repairs are common. A larger focus has also been made on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $.8 million a decrease of $.5 million for the three months ended June 30, 2017 from the three months ended June 30, 2016. The decrease in depreciation resulted from the fact that the plant has completed 10 years of operation and a majority of the original assets are now fully depreciated.

General and administrative costs increased by $.2 million or 32.8% for the three months ended June 30, 2017 from the three months ended June 30, 2016. The increase is due to research and development costs and well as relocation fees.

Results of Operations for the Nine Months Ended June 30, 2017 as Compared to the Nine Months Ended June 30, 2016

Revenues. Revenues increased by $7.8 million, or 10.5%, for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. There was an increase in ethanol sales of $8.6 million, or 14.9%, for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. The average price per gallon of ethanol sold increased 4.3% for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. Ethanol prices increased due to higher gasoline demand as well as increased exports earlier in the year. Ethanol sales volume increased approximately 10.3% for the nine months ended June 30, 2017, when compared to the nine months ended June 30, 2016. The increase was due to better production rates with the optimization of the production process. The nine months ended June 30, 2017 also included a $163,890 net loss for derivatives related to ethanol sales, compared to a $24,307 net loss in the prior period.

Sales from co-products decreased by 3.8%, or $.6 million, for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Decreases in dried distillers grains revenue offset by an increase in corn oil revenue resulted in the co-product decrease in revenues for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Distillers grain revenue decreased $2.5 million primarily due to the reduction in market prices resulting from lower corn prices and decreased export demand, principally resulting from the China anti-dumping and countervailing duties during the nine months ended June 30, 2017 from the nine months ended June 30, 2016.

Corn oil revenue increased $1.8 million due to an increase in sales volume after the implementation of several process improvements as well as 7.7% increase in market price resulting from increased demand from the biodiesel industry prior to the expiration of biodiesel blenders' tax credit and increased demand from the corn oil feed market.

Cost of goods sold. Cost of goods sold increased by 3.6% or $2.7 million for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. The increase was primarily due to increases in corn costs, natural gas as well as repairs and maintenance offset by a decrease in depreciation. Increases in other categories were fairly small and considered immaterial. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased by $1.7 million, or 3.3%, for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. Increased costs from higher production and bushels used was offset by lower hedging gains. For the nine months ended June 30, 2017, corn costs included a $.3 million net gain for derivatives relating to future contracts, compared to a $1.8 million gain for the nine months ended June 30, 2016. Corn costs represented 69.6% of cost of goods sold for the nine months ended June 30, 2017, compared to 69.8% for the nine month June 30, 2016.

Natural gas costs increased approximately 19.6% or $.8 million for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. The increase was due to higher production levels and increased natural gas prices.

Repairs and maintenance increased approximately $1.1 million or 64.1% for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. Much of our equipment is now over 10 years old and more repairs are common. A larger focus has also been made on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $2.4 million, a decrease of $2.0 million for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. The decrease in depreciation resulted from the fact that the plant has completed 10 years of operation and a majority of the original assets are now fully depreciated.

General and administrative costs increased by $.3 million or 14.9% for the nine months ended June 30, 2017 from the nine months ended June 30, 2016. The increase is due to research and development costs and well as relocation fees.

Industry Factors that May Affect Future Operating Results

During the three months ended June 30, 2017, the ethanol industry experienced generally declining ethanol margins as a result of a combination of factors including the following:

•Corn prices were choppy but generally stable during the three months ended June 30, 2017. The price per bushel ranged narrowly for most of the quarter as the market absorbed the impact of much higher South American corn production and the resulting fall in U.S. export demand, a moist early U.S. growing season and a significant reduction in U.S. corn plantings. The corn basis declined to record lows during the quarter ended June 30, 2017.

•The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2017 and 2018 ending corn stocks of over 2.3 billion bushels, suggesting stable to lower corn prices. In response to these estimates, corn prices declined.

•Gasoline demand decreased to below 2016 levels despite low gasoline prices and a firm economy which led to decreased demand for ethanol and negatively impacted the market price for ethanol. With gasoline production down more than 2% during the three months ended June 30, 2017, ethanol inventories stagnated at high levels during the three months ended June 30, 2017. The relatively high stocks of ethanol coupled with ongoing record production of ethanol have continually weighed on margins in 2017.

•Robust export sales of U.S. ethanol to a variety of foreign consumers, especially Brazil, resulted from stable petroleum prices and comparatively high Brazilian ethanol prices. But the attractiveness of U.S. ethanol in world markets appeared to be waning near the end of the quarter as the Brazilian currency collapsed and Brazilian ethanol imports began to enter the U.S. market for delivery in the third quarter of calendar year 2017.

•Global ethanol demand as reported by the U.S. Department of Energy’s Energy Information Administration (the “EIA”) continues to increase with increased exports to various foreign markets, including Brazil, Canada and Mexico, in response to higher blending mandates and demand within the foreign countries. According to the EIA, through the first four months of 2017, U.S. gross ethanol exports were 40% higher than exports during the same period in 2016 and the EIA forecasts that U.S. ethanol net exports in 2017 will likely surpass the previous record set in 2011. Brazil represents the most significant importer of U.S. ethanol; however, the recovery in Brazilian sugar production and weakness in their currency has resulted in more aggressive Brazilian pricing into global markets and a decline in U.S. market share of ethanol imports to Brazil. If this continues, ethanol exports to Brazil may decrease which could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed.

•Ethanol is now trading even to or at a modest premium to gasoline which has eroded export demand somewhat, particularly among price opportunistic buyers.

•The EPA’s maintenance in the Proposed 2018 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons signals continued support by the administration of the RFS for ethanol and could encourage investment in infrastructure to accommodate higher ethanol blends which would lead to increased demand for ethanol.

•Although the Brazilian Agricultural Minister withdrew his most recent request to the Brazil trade counsel that Brazil impose a tariff on ethanol imports from the U.S., in response to pressure from the Brazilian sugarcane industry, Brazil continues to consider the imposition of a significant tariff on U.S. ethanol imports. Industry groups including, Growth Energy, Renewable Fuels Association and the U.S. Grains Council are maintaining lobbying efforts in Brazil to avert the imposition of this type of tariff.

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

Management currently believes that our margins will improve modestly during the remainder of Fiscal 2017 but continued low crude oil and unleaded gasoline prices or further decreases in the price of such commodities could have a moderately negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and expansion as opposed to new construction. The EIA has reported that during the first half of calendar 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels at a time when they are typically falling to meet peak driving demand. According to the EIA, as of July 14, 2017, weekly ending stocks of ethanol were 5% higher than the same time last year and 13% higher than the previous five-year average. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. In addition, ethanol exports to China are likely to decrease as a result of the restoration of a 30% tariff on ethanol imports from the U.S. During 2016, the tariff was reduced to 5% which resulted in increased exports of U.S. ethanol to China. The recent reductions in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2017 Rule. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased world corn and wheat supplies. The increased supplies of corn and wheat results in lower feed grain prices which adversely impacts the price of corn and demand for distillers grains which are an animal feed substitute for corn. Demand and prices for distillers grains may experience further declines in the near term due to potential decreased exports to China as a result of the Chinese imposition of antidumping and countervailing duties on distillers grains produced in the U.S. China has historically been one of the largest importers of domestically produced distillers grains. At this time, management believes that the impact of reduced demand from China has been fully discounted in the market and that while not a positive to distillers grain pricing, this development is now a neutral for margins and distillers grain prices.

The Proposed 2018 Rule reduces the renewable volume requirements for higher biodiesel and advanced biofuels from the statutory mandate which, if such reductions are maintained in the final rule, could negatively impact the demand for corn oil. On the other hand, world oilseed supplies are projected to be stable to slightly higher. Most important is the uncertainty about what the United States may do to affect international biodiesel flows. Large amounts of biodiesel regularly flow into the U.S. from Argentina and the Far East. Were the U.S. to move through some type of trade action to significantly reduce those flows, the impact on U.S. biodiesel production, biodiesel production margins and corn oil prices would likely be substantial.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $5.6 million as of June 30, 2017 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2017	2016
Net cash provided by (used in) operating activities	$4,201,768	$(504,598)
Net cash (used in) investing activities	(7,081,882)	(3,438,710)
Net cash provided by financing activities	2,872,429	2,788,796
Net (decrease) in cash and cash equivalents	$(7,685)	$(1,154,512)

Cash Flow from Operations

For the nine months ended June 30, 2017, net cash provided by operating activities increased by $4.7 million when compared to net cash used in operating activities for the nine months ended June 30, 2016. The increase in cash provided by operating activities is due to net income and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $3.6 million for the nine months ended June 30, 2017 compared to the nine months ended June 30 2016. The increase is due to initial progress payments on the installation of a grains drying and cooling system. The project is estimated to be completed in the first quarter of fiscal year 2018.

Cash Flow Used in Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities stayed relatively the same, increasing only $83,633 for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.
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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the June 30, 2017 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

During the quarter ended June 30, 2017, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.56 per bushel for July 2017 delivery to a high of $3.92 per bushel for July 2017 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2016 ranged from a low of $3.51 per bushel for July 2016 delivery to a high of $4.39 per bushel for July 2016 delivery.

The average price we received for our ethanol during the three months ended June 30, 2017 was $1.38 per gallon, a reduction as compared to $1.47 per gallon during the three months ended June 30, 2016.

During the quarter ended June 30, 2017, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.45 per gallon for July 2017 delivery to a high of $1.62 per gallon for July 2017 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2016 ranged from a low of $1.45 per gallon for July 2016 delivery to a high of $1.74 per gallon for July 2016 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended June 30, 2017 was $92,938, as opposed to a net gain of $990,490 for the three months ended June 30, 2016.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended June 30, 2017 represented approximately 5.7% of our total cost of goods sold for that period.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page

10	10.1	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	*
	10.2	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*
	10.3	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 18, 2017.
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

LINCOLNWAY ENERGY, LLC

August 11, 2017	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 11, 2017	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibits Filed With Form 10-Q
of Lincolnway Energy, LLC
For the Quarter Ended June 30, 2017

Description of Exhibit			Page

10	10.1	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	*
	10.2	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*
	10.3	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 18, 2017.
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