Form 10-K
period 2017-09-30
Lincolnway Energy, LLC
filed 2017-12-08
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes      ☐      No      ☑

The aggregate market value of the units held by non-affiliates of the registrant was $37,548,753 as of March 31, 2017. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $956 book value per-unit as of March 31, 2017.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2017 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2018 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2017

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not known, and many of which are beyond the control of Lincolnway Energy and its management.  Lincolnway Energy cannot guarantee its future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy’s various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy’s operations or financial condition;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets; and

i

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller's grains produced in the United States.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller’s grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 30% above the nameplate production capacity. Lincolnway Energy operated its plant at approximately 25% over nameplate capacity during the fiscal year ended September 30, 2017 (“Fiscal 2017”).

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015

Ethanol	80%	78%	78%
Distiller’s Grain	13%	17%	19%
Corn Oil	5%	3%	2%
Carbon Dioxide/Other	2%	2%	1%

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

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2017, however, by approximately 25%, with about 62,500,000 gallons of ethanol produced during that period and an average daily production of 178,500 gallons. This is a 10% increase from the prior fiscal year due to several capital improvements and an enhanced focus on process operations. Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate during the fiscal year ending September 30, 2018 ("Fiscal 2018").

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2017, 2016 and 2015 accounted for approximately 80%, 78% and 78%, respectively, of Lincolnway Energy's total revenues during those periods.

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

The Company has also developed a new high quality species specific animal feed which it has branded as PureStream™protein. Lincolnway Energy currently intends to market this new product to the growing swine and poultry markets in Iowa. When compared to traditional distiller's grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC effective January 1, 2014. Under this agreement, Gavilon was required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price was the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon was required to commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions.

On September 22, 2017, Lincolnway Energy entered into an Amended and Restated Distiller's Grain Off-Take Agreement with Gavilon which became effective October 1, 2017. Under the amended and restated agreement, Gavilon is required to purchase all of the distiller's grains and all of the PureStream™ protein products produced at Lincolnway Energy's ethanol plant. Gavilon will market the distiller's grains on a global basis and the PureStream™ protein products in certain states. Gavilon will receive a marketing fee less certain logistics costs. Upon expiration of the initial term, the amended and restated agreement will renew for successive renewal terms unless either Lincolnway Energy or Gavilon give the other written notice at least 90 days prior to the end of the then current term.

Lincolnway Energy is dependent upon its marketing agreement with Gavilon for the marketing and sale of Lincolnway Energy's distiller’s grains and PureStream™ protein products, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Gavilon or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of distiller’s grains are individuals or companies involved in dairy, beef or other livestock production.  Lincolnway Energy anticipates that approximately 7% of its distiller’s grains will be locally marketed to nearby livestock producers, but Lincolnway Energy’s distiller’s grains marketer controls the marketing of all of Lincolnway Energy's distiller’s grains. The primary purchasers of the PureStream™ protein products are expected to be domestic swine and poultry producers operating within a geographic area near the Lincolnway Energy plant.

Lincolnway Energy's primary means of shipping and distributing distiller’s grain PureStream™ protein products is by rail and truck.  Local livestock producers are also able to pick up distiller’s grains directly from the ethanol plant. Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller’s grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019.

Lincolnway Energy produced approximately 167,000 tons of distiller’s grains during the fiscal year ended September 30, 2017, or approximately 13,950 tons of distiller’s grains per month.  The composition of the distiller’s grains was approximately 22% wet distiller’s grains and 78% dried distiller’s grains.Dried distiller’s production was approximately the same as the prior fiscal year. Lincolnway Energy anticipates producing distiller’s grains at a similar rate during Fiscal 2018.

Lincolnway Energy's revenues from the sale of distiller’s grains during the fiscal years ended September 30, 2017, 2016 and 2015 accounted for approximately 13%, 17% and 19%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stillage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 8,500 tons of corn oil per year at the plant.  Lincolnway Energy’s corn oil sales were approximately $6,054,000, $3,475,000 and $2,348,000 respectively, for the fiscal years ended September 30, 2017, 2016 and 2015, which represented approximately 5%, 3% and 2% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's corn oil sales increased approximately 74% during the fiscal year ended September 30, 2017 when compared to the prior fiscal year. The increase was due to increased production relating to the implementation of various process improvements.

Carbon Dioxide

Lincolnway Energy has a Carbon Dioxide Purchase and Sale Agreement and a related Non-Exclusive CO2 Facility Site Lease Agreement with Air Products. Under those agreements, Air Products maintains a plant on Lincolnway Energy's site to collect the carbon dioxide which is produced as part of the ethanol production process and to convert that raw carbon dioxide into liquid carbon dioxide.

Air Products also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by Air Products for the raw carbon dioxide provided by Lincolnway Energy is based upon shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires Air Products to purchase, during each contract year, the greater of a specified number of shipped tons per day or a percentage of the annual liquid carbon dioxide production capacity of the Air Products plant at full capacity.  The annual liquid carbon dioxide production capacity of the Air Products plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by Air Products during the contract year. The term of the marketing agreement with Air Products is ten years from the date on which liquid carbon dioxide was first produced at the plant, which was during August, 2010, unless the agreement is earlier terminated in accordance with the terms of the agreement. Air Products is required to remove the plant and related equipment following any termination of the agreement.

Air Products is responsible for the shipment of all liquid carbon dioxide, which Lincolnway Energy expects will continue to be shipped by truck.

Lincolnway Energy estimates it will sell approximately 74,500 tons of carbon dioxide per year to Air Products. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to Air Products will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute around 2% or less of Lincolnway Energy's total revenues during any fiscal year.

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

According to the Renewable Fuels Association (the “RFA”), Brazil, Canada and China imported the largest percentage of ethanol produced in the United States in 2016 with exports of domestic ethanol to these countries representing 26%, 27% and 17%, respectively, of the total domestic exports. During 2016, exports to Canada and Brazil comprised roughly half of the total shipments with exports to Brazil substantially increasing in 2016 over 2015 exports. Exports to China also substantially increased during 2016 over exports during 2015 as China has increasingly recognized the value of ethanol as a solution to worsening urban air pollution. India, the Philippines, Peru and South Korea have also been top export destinations. Domestic ethanol exports through August 30, 2017 were up 53% from the comparable period in 2016 with Brazil accounting for 37% of the domestic ethanol export volumes, while Canada, India, the Philippines and United Arab Emirates accounted for 24%, 11%, 5% and 4%, respectively.

On September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. Although this joint plan may support increased exports to China, there is no guarantee that there will be any positive impact to domestic exports to China especially in light of the recent implementation of a significant tariff on imports of U.S. ethanol into China.

Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject monetary and political forces in other nations. For instance, the strengthening of the U.S. dollar may negatively impact ethanol exports from the United States. In addition, during 2017 Brazil and China adopted import quotas and/or tariffs on importation of ethanol, which is expected to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017, and there is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. The export market is starting to see the impact of the imposition of these tariffs. According to the RFA, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports which is most likely the result of the nation's implementation of the 20% tariff on imported ethanol. Exports to Brazil in September 2017 decreased by 20% compared to August 2017 exports and by 70% compared to the peak in May 2017. These tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

Distiller’s grains have become more accepted as an animal feed throughout the world and therefore, distiller’s grains exporting has increased and may continue to increase as worldwide acceptance grows. Historically, the United States ethanol industry exported a significant amount of distiller’s grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distiller’s grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision.  China also increased the anti-subsidy duties from a range from 10% to 10.7% in its preliminary decision to a range from 11.2% to 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada.

According to the Energy Information Administration (the “EIA”), U.S. distiller’s grains exports through August 30, 2017 were approximately 4% lower than distiller’s grains exports for the same eight-month period last year with Mexico, Turkey, South Korea, Canada, Thailand and Indonesia accounting for 62% of total U.S. distillers export volumes. On September 1, 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distiller’s grains which had been in place since December 2016. Prior to the implementation of the suspension, Vietnam had historically been a substantial export market for U.S. distiller’s grains representing the third largest export market for U.S. distiller's grains. The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth.

During the last weeks of October 2017, the price for distiller’s grain exports to China increased slightly which is likely indicative of China’s increasing protein demand. In June of 2017, the U.S. resumed exporting beef to China, following a 13-year ban the Trump Administration lifted as part of a new bilateral agreement between the countries. In addition, world demand for

U.S. beef has risen as diets continue to improve worldwide to include increased animal protein. This could signal that exports of distiller’s grains may increase during the first quarter of Fiscal 2018 which could positively impact the market price for distiller’s grains. Lincolnway Energy expects its third party marketing agents to explore all markets for its products, including export markets, and believes that there is some potential for increased international sales of its products. However, due to high transportation costs, and the fact that Lincolnway Energy is not located near a major international shipping port, Lincolnway Energy expects the majority of its ethanol and distiller’s grains to continue to be marketed and sold domestically.

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

In order to produce approximately 57,750,000 gallons of ethanol per year, Lincolnway Energy needs approximately 21,000,000 bushels of corn per year at its ethanol plant. Lincolnway Energy purchased 21,935,217 bushels of corn during fiscal year ended September 30, 2017 and 20,703,796 and 21,220,985 bushels during the fiscal years ended September 30, 2016 and 2015, respectively.

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

On November 9, 2017, the United States Department of Agriculture (the “USDA”) released a report estimating the 2017 corn crop at 14.6 billion bushels, down approximately 4% from last year’s production, with yields averaging 175.4 bushels per acre. These projections were well above trade expectations and a new record for yield.

Corn prices remained steady during the fiscal year ended September 30, 2017 compared to the same period in 2016 within a slightly narrower range. Lincolnway Energy’s management expects that corn prices will continue to remain depressed through the first two quarters of Fiscal 2018 as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, due to circumstances not foreseen by the Company, unless Lincolnway Energy can increase the price it receives for its ethanol and distiller’s grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby also adversely impact both the supply and price of corn.

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
Natural Gas
The Company has natural gas pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.8 million MMBTUs of natural gas for $6.6 million during the fiscal year ended September 30, 2017.
Electricity and Water
Lincolnway Energy's ethanol plant also requires a significant amount of electricity and water. Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity.

Lincolnway Energy utilizes approximately two gallons of water to produce a gallon of ethanol, which results in the use of approximately 625,000 gallons of water per day.  Lincolnway Energy discharges 160,000 gallons of water per day that has been purified by a reverse osmosis system. Lincolnway Energy's water needs are currently met by the City of Nevada.

Rail Access
Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distiller’s grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy and tracks owned by the Union Pacific.  Lincolnway Energy has agreements with the Union Pacific Railroad regarding the use of its railroad tracks.

Technology Changes
Lincolnway Energy continues to monitor and evaluate any opportunities that may arise with respect to possible technological improvements and alternative energy sources for its ethanol plant.    For example, Lincolnway Energy previously used coal as the source for process heat energy. This put Lincolnway Energy at a cost disadvantage to other dry grind ethanol producers. Through collaboration between two entities and a natural gas line provider, Lincolnway Energy brought natural gas supply to Lincolnway Energy's plant. In addition to the cost benefits of running natural gas, Lincolnway Energy has realized other potential benefits such as reduced energy usage, reduced environmental compliance cost, and reduced fly ash disposal cost.
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
In Fiscal 2017, several technology improvements were made in the distillation area increasing efficiencies in ethanol production and energy usage. Also in Fiscal 2017, the Company began a large capital project to install a new drying and cooling system designed to aid in the development of Lincolnway Energy's new high quality species specific animal feed, PureStream™ protein. This project is anticipated to be completed in the second quarter of Fiscal 2018.
Lincolnway Energy continues to monitor technological developments in the industry, especially those aimed at increasing operating or production efficiencies. Research is currently being conducted on various processes.

Competition
Domestic Ethanol Competitors
Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and volatile corn prices. According to the RFA, as of October 27, 2017, there were 214 ethanol plants in the United States capable of producing 16.1 billion gallons based on nameplate capacity and seven plants under expansion or construction with capacity to produce an additional 463 million gallons. Further, the RFA estimates that virtually none of the ethanol production capacity in the United States is idled.
The top five producers account for approximately 45% of production.  Lincolnway Energy is in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than Lincolnway Energy and each of which is producing significantly more ethanol than Lincolnway Energy produces. In addition, Lincolnway Energy believes that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production.
In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Lincolnway Energy is at a competitive disadvantage compared to the oil companies and its larger competitors who have greater production capacity, greater access to capital and other financial resources, multiple ethanol plants that may help them achieve certain efficiencies and other benefits that Lincolnway Energy cannot achieve with one ethanol plant or may enable them to operate at times when it is unprofitable for Lincolnway Energy to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which Lincolnway Energy is unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over Lincolnway Energy. All of these factors could put Lincolnway Energy at a competitive disadvantage to the oil companies and larger competitors.

Foreign Competition
In recent years, the ethanol industry has experienced increased competition from international suppliers of ethanol and although ethanol imports have decreased during the past few years, if competition from ethanol imports were to increase again, such increased imports could negatively impact demand for domestic ethanol which could adversely impact the Company's financial results.
Many international suppliers produce ethanol primarily from inputs other than corn, such as sugarcane, and have cost structures that may be substantially lower than Lincolnway Energy's and other U.S. based ethanol producers. Many of these international suppliers are companies with much greater resources than Lincolnway Energy with greater production capacities.
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Under the Renewable Fuel Standard (the "RFS"), 15 billion gallons of corn-based ethanol was mandated during 2017, when U.S. ethanol production was estimated at 15.6 billion gallons. Many in the ethanol industry are concerned that certain provisions of the RFS may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol produced by Lincolnway Energy. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend 3.6 billion gallons of advanced biofuels. Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. ethanol imports from Brazil during 2015 and 2016. However, EIA data shows that during the first eight months of 2017, U.S. ethanol imports from Brazil increased to 1,766 thousand barrels from 819 thousand barrels in the first eight months of calendar 2016. Additional increases in imports from Brazil may occur due to the stronger United States Dollar compared to the Brazilian Reis along with favorable prices for sugarcane based ethanol in the United States, specifically in California. Any increase in ethanol imports from Brazil in Fiscal 2018 will further impact ethanol supplies in the United States and may result in ethanol price decreases.
Although ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Competition and Smaller Competitors

Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Iowa Renewable Fuels Association, as of October 27, 2017, Iowa had 43 ethanol refineries in production, with a combined nameplate capacity to produce 4 billion gallons of ethanol.
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

Competition from Alternative Renewable Fuels

Lincolnway Energy anticipates increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Several companies have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and a few companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future. Although these cellulosic ethanol plants have faced some financial and technological issues, if this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for the Company's product or result in competitive disadvantages for the Company's ethanol production process.

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
Since ethanol is a commodity, competition in the industry is predominately based on price and therefore, Lincolnway Energy's ability to compete successfully in the ethanol industry will depend upon its ability to price its ethanol competitively, which in turn will depend on many factors, many of which are beyond the control of Lincolnway Energy and its management. As indicated above, one of those factors is that Lincolnway Energy is subject to material and substantial competition, including from competitors who will be able to produce or market significantly higher volumes of ethanol and at lower prices.

Distiller’s Grain Competition

Ethanol plants in the Midwest produce the majority of distiller’s grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains. According to the RFA's Ethanol Industry Outlook 2017 (the “RFA 2017 Outlook”), ethanol plants produced more than 42 million metric tons of distiller’s grains and other animal feed in 2016.  The Company competes with other producers of distiller’s grains products both locally and nationally.
The primary customers of distiller’s grains are dairy and beef cattle, according to the RFA 2017 Outlook. In recent years, an increasing amount of distiller’s grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distiller’s grains. In addition, the Company has developed a new high quality species specific animal feed which it has branded as PureStream™ protein which it currently intends to market to the growing swine and poultry markets in Iowa. When compared to traditional distiller's grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. The Company's new PureStream™ protein products could enable the Company to further expand these markets. However, no assurance can be given that these markets will in fact develop or expand, or if they do, that the Company will benefit from such development or expansion.
The market for distiller’s grains and animal feeds is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distiller’s grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distiller’s grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distiller’s grains contain nutrients, fat content, and fiber that Lincolnway Energy believes will differentiate its distiller’s grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than Lincolnway Energy does and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs.
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
The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as natural gas, electric and other energy costs. Lincolnway Energy's ethanol plant currently utilizes natural gas as its primary energy source, and Lincolnway Energy estimates that natural gas costs will, on average, make up approximately 6% of Lincolnway Energy's annual total operating costs. The prices for and availability of natural gas are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of natural gas would impair Lincolnway Energy's ability to produce ethanol, and increases in natural gas prices or changes in Lincolnway Energy's natural gas costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, natural gas and other inputs could adversely affect Lincolnway Energy's business, results of operation and financial position. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy may experience periods during which the prices for ethanol and distiller’s grains decline and the costs of Lincolnway Energy's raw materials increase, which would result in lower profits or operating losses, which could be material at times, and which will adversely affect Lincolnway Energy's financial condition.

Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on the Federal Renewable Fuels Standard (the “RFS”), a federal ethanol support and economic incentive which mandates ethanol use, and the RFS continues to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
The RFS usage requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2015, the EPA issued final rules for the 2014, 2015 and 2016 renewable volume obligations which contained significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress (the “ Final 2014 - 2016 Rules”).
On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons could be met with corn-based ethanol. In November 2016, the EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the “Final 2017 Rule”). Although the volume requirements set forth in the Final 2017 Rule are a significant increase over the 2016 volume requirements and the 2017 requirements originally proposed in May 2016, the 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017.

On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”).

On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

The following chart sets forth the statutory volumes (in billion gallons) for 2014, 2015, 2016, 2017 and 2018 and the volumes required under the Final 2014-2016 Rules, the Final 2017 Rule and the Final 2018 Rule:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	Final 2014-2016 Rules	16.28	13.61
2015	Statutory	20.50	15.00
	Final 2014-2016 Rules	16.93	14.05
2016	Statutory	22.25	15.00
	Final 2014-2016 Rules	18.11	14.50
	Statutory	24	15.00
2017	Final 2017 Rule	19.28	15.00
2018	Statutory	26	15.00
	Final 2018 Rule	19.29	15.00

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

The volume requirements mandated in the Final 2014 - 2016 Rules, the Final 2017 Rule and the Final 2018 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA will meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the Proposed 2018 Rule which is consistent with the requirements set forth in the Final 2018 Rule. The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders, that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate RINs.  All of these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the Final 2014-2016 Rule. In addition, various representatives of the oil industry have also filed challenges to the Final 2014-2016 Rule.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the volume requirements as set forth in the Final 2016 Rule. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address according to Administrator Pruitt's letter. The Company currently believes this decision will benefit the industry overall with the EPA's waiver analysis now limited to supply considerations only.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the Final 2017 Rule and the Final 2018 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Although the release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

On February 3, 2010, the EPA implemented new regulations governing the RFS which are referred to as "RFS2". The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules requiring a determination of which renewable fuels provide sufficient reductions in greenhouse gases, compared to conventional gasoline, in order to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.

Based on the final regulations, the Company believes its plant, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and therefore is not required to prove compliance with the lifecycle greenhouse gas reductions.   However, expansion of the plant will require the Company to meet a threshold of a 20% reduction in greenhouse gas, or greenhouse gas emissions to produce ethanol eligible for the RFS2 mandate.
Due primarily in response to the drought conditions experienced in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by the RFS has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targeted the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill proposed a prohibition on more than ten percent (10%) ethanol in gasoline and reduce the RFS mandated volume of renewable fuel. These bills failed to make it out of congressional committee and were not enacted into law. Recently, similar legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol-gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline-powered motor vehicle or non-road vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, a new version of the RFS Elimination Act (H.R. 1314), which was originally introduced in April 2013, was introduced and seeks to fully repeal the RFS.
All of these bills were assigned to a congressional subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. The enactment of any of these bills or similar legislation aimed at eliminating or reducing the RFS mandates could have a material adverse impact on the ethanol industry as a whole and the Company’s business operations.
On April 17, 2015, the U.S. Department of Transportation (the "DOT") announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, are subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.
On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117 tank car and establishes a schedule that began in May 2017 to retrofit or replace older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT-111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2020.

Higher Ethanol Blends

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, there are currently more than 21 million flexible fuel vehicles capable of operating on fuel blends up to 85% ethanol in the United States and major automakers such General Motors, Ford/Mercury/Lincoln,Chrysler/Dodge/Jeep, Toyota, Audi and Mercedes-Benz have available flexible fuel models and have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that as of March 2017 there were more than 2,800 retail gasoline stations supplying E85.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
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
E15 is a blend of gasoline of up to 15% ethanol.   In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred. According to Growth Energy, as of October 5, 2017, there were 1,043 retail stations selling E15 which is a substantial increase from the 431 stations selling E15 as of December 31, 2016.
In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. As of March 2017, the USDA biofuels infrastructure partnership program had provided $210 million to fund the installation of new ethanol infrastructure at more than 1,400 stations in 20 states. Installations began in 2016 and will continue into 2017, which will significantly increase the number of stations selling both E15 and E85.

Cellulosic Ethanol

The Energy Independence and Security Act provided numerous funding opportunities in support of cellulosic ethanol. In addition, the RFS mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol.

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

The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, the Company believes the final RFS2 regulations grandfather the plant at its current operating capacity, though expansion of the plant will need to meet a threshold of a 20% reduction in greenhouse gas emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate.

Separately, the California Air Resources Board (“CARB”) has adopted a Low Carbon Fuel Standard (the “LCFS”) requiring a 10% reduction in greenhouse gas emissions from transportation fuels by 2020 using a lifecycle greenhouse gas emissions calculation, On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. CARB appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on the overall market demand for corn-based ethanol and result in decreased ethanol prices.

Part of Lincolnway Energy’s business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Other examples of government policies that can have an impact on the Company’s business include tariffs, duties, subsidies, import and export restrictions and outright embargoes.

The Company also employs maintenance and operations personnel at its plant. In addition to the attention that the Company places on the health and safety of its employees, the operations at the plant are governed by the regulations of the Occupational Safety and Health Administration.

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

Working Capital

Lincolnway Energy primarily uses its working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on its credit facilities, for distributions to its members and for capital expenditures to maintain and upgrade the ethanol plant. Lincolnway Energy’s primary sources of working capital are income from operations as well as various loan arrangements, including a revolving term loan with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.

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

Patents, Trademarks, Licenses, Franchises and Concessions
Lincolnway, Lincolnway Energy and PureStream are common law trademarks and/or service marks of the Company. Other parties’ marks referred to in this report are the property of their respective owners. Lincolnway Energy was granted a perpetual license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate its plant.  There is no ongoing fee or definitive calendar term for this license.
Employees

As of November 30, 2017, Lincolnway Energy had 43 employees, with 4 open positions.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2017, 2016 and 2015 were produced in the United States and all of its long-lived assets are domiciled in the United States.

As discussed above, Lincolnway Energy has engaged third-party marketers who decide where to market Lincolnway Energy’s ethanol and distiller’s grains and the Company has no control over the marketing decisions made by its third-party marketers. These third-party marketers may decide to sell Lincolnway Energy’s products in countries other than the United States. During 2016, exports of ethanol and distiller’s grains produced in the United States have increased. However, despite the increase in such exports and the potential for the sale of Lincolnway Energy’s products in the international market, the Company anticipates that its products will still be marketed and sold principally in the domestic market.

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

PART I

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

Risks Relating to Lincolnway Energy and Its Business

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues.     Although Lincolnway Energy's ethanol plant produces distiller’s grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 80%, 78% and 78% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.0 billion gallons in 2016. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

Lincolnway Energy anticipates the price of ethanol to continue to be volatile during Fiscal 2018 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply which may be offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of the Company’s units.

If ethanol prices decline to the point where it is unprofitable to produce ethanol and remain at that level, Lincolnway Energy could be required to suspend operations until the price increases to a level where it is once again economical or profitable to produce and market the ethanol. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

Decreasing Oil And Gasoline Prices Resulting In Ethanol Trading At A Premium To Gasoline Could Negatively Impact The Ability To Operate Profitably. Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the Renewable Fuel Standard. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In past years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. Lower oil prices drive down the price of gasoline which reduces the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on the Company’s business, results of operation and financial condition which could decrease the value of its units.

Demand For Ethanol May Not Continue To Grow Unless Ethanol Can Be Blended Into Gasoline In Higher Percentage Blends For Conventional Automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol

A Reduction In Ethanol Exports To Brazil Due To The Imposition By The Brazilian Government Of A Tariff On U.S. Ethanol Could Have A Negative Impact On Ethanol Prices. Brazil has historically been a top destination for ethanol produced in the United States. However, earlier this year, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

Historically, sales prices for distiller’s grains have correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, the Company’s distiller’s grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price the Company may receive for distiller’s grains may not rise as corn prices rise, thereby lowering its cost recovery percentage relative to corn.

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

The Chinese Antidumping and Counterveiling Duty Investigation and Anti-Subsidy Duty May Have a Negative Effect on the Price of and Demand for Distiller’s Grains in the U.S. and Negatively Affect Lincolnway Energy’s Profitability. On January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distiller’s grains imported from the United States which contributed to a decline in distiller’s grains shipped to China. China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States and implemented an anti-subsidy duty on September 30, 2016. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and established anti-subsidy duties at a range between 11.2% and 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties create significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. Continued reduction in demand from China, if alternative markets are not found, combined with lower domestic corn prices could negatively impact the Company’s ability to profitably operate its ethanol plant.

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

If The Company’s Marketers Fail To Sell All Of The Ethanol And Distiller’s Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distiller’s grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distiller’s grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distiller grains; representing 93% of the Company’s revenues in Fiscal 2017. The inability of the Company’s marketers to sell all of the ethanol and distiller's grains produced by the Company, or their inability to sell such products at prices that allow the Company to operate profitability, could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Although management believes that the Company could secure alternative marketers, if either of the current marketers fail or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the EPA approved the use of E15 in June 2012, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. There will likely need to be government subsidies and support, however, in order to cause service stations to install those types of pumps on a larger scale. There will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 70% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices could make ethanol uneconomical to produce. The supply and price of corn are influenced by many factors, including drought, hail and other adverse weather conditions; insects or disease; farmer planting decisions; imports; government policies and subsidies with respect to agriculture and international trade; and global and local demand and supply. The price for corn in the market area encompassing Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets. Lincolnway Energy also competes for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

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

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as natural gas, electric and other energy costs. Lincolnway Energy's ethanol plant currently utilizes natural gas as its primary energy source, and Lincolnway Energy estimates that natural gas costs will, on average, make up approximately 6% of Lincolnway Energy's annual total operating costs. The prices for and availability of natural gas are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of natural gas would impair Lincolnway Energy's ability to produce ethanol, and increases in natural gas prices or changes in Lincolnway Energy's natural gas costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Futures markets will also sometimes be illiquid, and Lincolnway Energy may not be able to execute a buy or sell order at the desired price, or to close out an open position in a timely manner. The inability to close out an open position in a timely manner may result in substantial losses to Lincolnway Energy. Lincolnway Energy's potential losses and liabilities for any futures or options positions are not limited to margin amounts or to the amount held in or the value of Lincolnway Energy's trading account. In the event of a deficiency in Lincolnway Energy's trading account due to a margin call made to the trading account, a loss exceeding the value of the trading account, or otherwise, Lincolnway Energy will be responsible for the full amount of the deficiency. Given the volatility of futures trading, margin calls can occur frequently and the amount of a margin call can be significant.

Lincolnway Energy Competes With Larger, Better Financed Entities, Which Could Negatively Impact The Ability To Operate Profitably. There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants throughout the Midwest and elsewhere in the United States.  The Company’s business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than the Company, and from other plants similar to the Lincolnway Energy plant.  Large ethanol producers such as Archer Daniels Midland, Flint Hills Resources LP, Green Plains Renewable Energy, Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than the Company produces. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. The Company may not be able to compete with these larger entities.
Increased Ethanol Industry Penetration By Oil Companies May Adversely Impact the Company’s Margins. The ethanol industry is a highly competitive environment and it is principally comprised of entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. The Company has historically always faced competition with other small independent producers as well as larger, better financed producers for capital, labor, corn and other resources. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have begun to penetrate the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there may be a decrease in the demand for ethanol from smaller independent ethanol producers like Lincolnway Energy which could result in an adverse effect on the Company’s operations, cash flows and financial condition.

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

Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offers a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022 (although recent actions by the EPA have reduced the statutorily required volume requirements for 2014, 2015, 2016, 2017 and 2018). Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, a few companies have reportedly already begun producing on a commercial scale and a few companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

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

Depending On Commodity Prices, Foreign Producers May Produce Ethanol At A Lower Cost Which May Result In Lower Ethanol Prices Which Would Adversely Affect Financial Results. The Company faces competition from foreign ethanol producers with Brazil currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under the RFS, certain parties are obligated to meet an advanced biofuel standard and sugarcane ethanol imported from Brazil has historically been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than the Company. While foreign demand, transportation costs and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect the Company’s ability to sell its ethanol profitably, which may have an adverse effect on its operations, cash flows and financial position.

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

Interruptions In The Supply Of Water, Electricity, Natural Gas Or Other Energy Sources Or Other Interruptions In Production Would Have An Adverse Effect On Lincolnway Energy's Ethanol Plant.  Interruptions in the supply of water, electricity, natural gas or other energy sources at Lincolnway Energy's ethanol plant would have a material adverse impact on operations, and could require Lincolnway Energy to halt production at the ethanol plant. Interruptions in or the loss of the supply of water, electricity, natural gas or other energy sources could occur as a result of cybersecurity threats or other information technology issues at the ethanol plant or at the plants of the suppliers of the water, electricity, natural gas or other energy.  Lincolnway Energy's and any suppliers' use of software and other technology systems will be subject to cybersecurity threats, and to failure or interruption through equipment failures, viruses, acts of God and other events beyond the control of Lincolnway Energy or a supplier.

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

There Are Potential Conflicts Of Interest In The Structure And Operation Of Lincolnway Energy.  Although Lincolnway Energy does not believe any conflict of interest exists which in practice will be detrimental to Lincolnway Energy, potential conflicts of interest are inherent in the structure and operation of Lincolnway Energy and its business.  For example, the directors and officers of Lincolnway Energy are not required to devote their full time attention to Lincolnway Energy, and they are all involved in other full time businesses and may provide services to others.  Some of the directors or officers might be owners or otherwise interested in other ethanol plants.  The directors and the officers will experience conflicts of interest in allocating their time and services between Lincolnway Energy and their other businesses and interests.

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

Tank Cars Used To Transport Crude Oil And Ethanol May Need To Be Retrofitted Or Replaced To Meet Proposed New Rail Safety Regulations. The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Company has leased approximately 185 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the DOT to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standards and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final regulations could require upgrades or replacements of the Company’s tank cars and could have an adverse effect on the Company’s operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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

Risks Associated With Government Regulation and Subsidization

The Ethanol Industry Is Highly Dependent On Government Mandates Relating To The Production And Use Of Ethanol And Changes To Such Mandates And Related Regulations Could Adversely Affect The Market For Ethanol And The Company’s Results Of Operations. The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS mandate. The RFS mandate helps support a market for ethanol that might disappear without this incentive.

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. In November 2015, the EPA issued its Final 2014-2016 Rules for the 2014, 2015 and 2016 renewable volume obligations which reflected significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. In May 2016, the EPA released its proposed rule to set 2017 renewable volume requirements under the RFS which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons could be met with corn-based ethanol but in November 2016, the EPA issued the Final 2017 Rule which increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. The 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017.

On July 5, 2017, the EPA released the Proposed 2018 Rule which proposed an annual volume requirement for renewable fuel of 19.24 billion gallons of renewable fuels per year. On November 30, 2017, the EPA issued the Final 2018 Rule which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year. Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the final volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA will meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the Proposed 2018 Rule which is consistent with the requirements set forth in the Final 2018 Rule. The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers or RINs, from refiners and importers to blenders, that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate RINs. All of these statements represent actions that would likely have a positive impact on the ethanol industry, directly or indirectly; however, there is no guarantee that any such positive impacts will result or that the Company will receive any benefit from such positive impacts.

The volume requirements mandated in the Final 2014 - 2016 Rules, the Final 2017 Rule and the Proposed 2018 Rule remain below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

The release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt may signal a rejection of arguments by the oil industry relating to the “blend wall” and support from the EPA and the Trump administration for domestic ethanol production; however, there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

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

The compliance mechanism under the RFS is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol the Company produces and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with the RFS or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugarcane ethanol. If changes to the RFS result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and the Company’s operations could be adversely impacted.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be significantly reduced. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of the E85 market and market demand and result in lower ethanol prices, which could adversely impact the Company’s operating results.

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
Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities.  The nature of Lincolnway Energy's operations will expose it to the risk of environmental and health claims,safety claims and property damage claims. For example, if any of Lincolnway Energy's operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others that may have been affected by the pollution or spill. Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol. Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy's control and which are possible in Lincolnway Energy's business, such as fire, explosions or blowouts.
A serious environmental violation or repeated environmental violations could result in Lincolnway Energy being unable to construct or operate any additional ethanol plants and the loss of defenses to nuisance suits. Lincolnway Energy may also be unable to obtain financing or additional necessary permits if Lincolnway Energy is subject to any pending administrative or legal action regarding environmental matters.

Any environmental, health, safety or property damage claim could have a material adverse effect on Lincolnway Energy's financial condition and future prospects.

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

There Is Continuing And Growing Negative Press And Public Sentiment Against The Ethanol Industry Which Could Lead To Reduced Governmental And Public Support For The Use Of Ethanol.  There continues to be negative press and public sentiment against the ethanol industry. The negative press and claims include that the use of corn to produce ethanol drives up grain prices, which hurts livestock farmers and also consumers due to increased food prices.  The claims also include environmental based allegations, including that increased corn acreage and ethanol production strain water supplies and worsen pollution in rivers and streams.  The criticisms also include that ethanol production is leading to land use changes, including the clearing of rain forests, prairies and other native lands for purposes of growing corn or other crops to be used for the production of ethanol or to replace land which is now used to produce crops for ethanol, which also in turn releases carbon into the atmosphere that has been stored in the soil and otherwise has negative environmental impacts, such as erosion and other land stewardship issues.  Critics also claim that ethanol, in particular at levels of 15% of higher, damages or is otherwise harmful to engines.

The negative press and public sentiment is also developing towards the "next generation" biofuels that are a significant component of achieving the use mandates in the RFS. Next generation biofuels are those made from non-feed stocks/cellulose, such as corn stalks, wheat straw, grasses and trees. Some organizations, including the National Resource Council, have issued reports critical of those biofuels, including that such biofuels are not economical without heavy government subsidies and will not have any positive overall environmental effect, and may have negative environmental results.

Exports To Europe Have Decreased Due To The Imposition By The European Union Of A Tariff On U.S. Ethanol Which Has Negatively Impacted Ethanol Prices. In 2013, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. As a result of such tariff, exports of ethanol to Europe have decreased which has negatively impacted the market price of ethanol in the United States. The European Union tariff is scheduled to expire in 2018 which could result in increased demand for domestic ethanol from the European Union. Additional demand for ethanol from the European Union could help offset decreased demand from China and Brazil and have a positive impact on domestic ethanol prices. However, it will take time for ethanol prices to reflect any positive impact resulting from the expiration of the European Union tariff and there is no guarantee that any positive impact will result.

Risks Relating To Lincolnway Energy's Units.

Lincolnway Energy's Units Are Not A Liquid Investment.  No market exists for Lincolnway Energy's units.  A market will not develop for the units because the units are not freely transferable and can only be sold, assigned or otherwise transferred in compliance with the federal and applicable state securities laws and the terms and conditions of the current operating agreement, as amended (the "Operating Agreement"), and unit assignment policy of Lincolnway Energy, which require the prior approval of the board for all sales and assignments of any units.  The restrictions set out in the securities laws, the Operating Agreement and the unit assignment policy may at times preclude the transfer of a unit.  The units are therefore not a liquid investment.

There Is No Guarantee Of Any Distributions From Lincolnway Energy.  Lincolnway Energy is not required to make any distributions to its members.  Lincolnway Energy could also be prohibited, or at least limited or restricted, from making any distributions under the terms of Lincolnway Energy's credit and loan agreements.  Lincolnway Energy's financial situation may also not allow it to make any distributions to its members.  The payment of distributions is at the discretion of the board of Lincolnway Energy and will depend on, among other things, the board's analysis of Lincolnway Energy's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions regarding the payment of distributions and any other considerations that the board deems relevant.  There is therefore no assurance of regular distributions, or any distributions at all, to Lincolnway Energy's members.

The Staggered Terms Of Lincolnway Energy's Board May Delay Or Prevent Lincolnway Energy's Acquisition By A Third Party.  The Operating Agreement provides for three classes of directors, based upon the term of office, with each director holding a three year term.  Some view that type of provision as making more difficult, or as deterring, a merger, tender offer or acquisition involving Lincolnway Energy that might result in the members receiving a premium for their units.

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

Lincolnway Energy's office building has approximately 1,400 square feet.  Lincolnway Energy utilizes the office building for office space for Lincolnway Energy's management and other staff.  Lincolnway Energy was utilizing approximately 95% of the available office space as of the date of this annual report, with the remaining 5% available to accommodate any expansion of Lincolnway Energy's staff.  The office building also includes grain receiving facilities.

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be custom farmed during Fiscal 2018.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE constructed a cellulosic ethanol plant on the real estate. Lincolnway Energy and DDCE entered into a Load Out Services Agreement in October 2011. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. Lincolnway Energy has completed the construction of the tank and awaits for DDCE to begin production. DDCE has ceased operations at this cellulosic ethanol plant and has recently announced its intention to sell the plant.

Item 3.    Legal Proceedings.

On May 3, 2010, GS CleanTech Corporation ("CleanTech"), a wholly owned subsidiary of GS (Green Shift) CleanTech Corporation filed a complaint against the Company alleging that the Company’s operation of a corn oil extraction process infringes proprietary rights owned by CleanTech related to methods for the separation of corn oil from the by-product stream of the dry mill ethanol manufacturing process, and post-oil removal processing methods.

The lawsuit was initially filed in the United States District Court for the Norther District of Iowa but was moved with numerous similar cases to the United States District Court for the Southern District of Indiana. The Company, together with multiple other defendants in a consolidated multi-district litigation proceeding collectively filed Motions for Summary Judgment asserting that each did not infringe the patents-at-issue and, further, that said patents are invalid. On November 13, 2014, the U.S. District Court released its Ruling & Order on Summary Judgment. The Court held that Lincolnway Energy did not infringe the patents-at-issue and further ruled that said patents are invalid and, thus, unenforceable against Lincolnway Energy. The Court also denied CleanTech's Motion for Summary Judgment of Infringement and Enforceability against Lincolnway Energy.

In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct.  This ruling is in addition to the prior favorable court decisions on non-infringement.  CleanTech has asked the Court to reconsider its decision regarding inequitable conduct. In addition, CleanTech and its attorneys filed a Notice of Appeal appealing the rulings on summary judgment.
Lincolnway Energy is unable as of the date of this annual report to determine the ultimate likelihood of an unfavorable outcome if CleanTech were to be successful in any appeal filed and allowed to continue to pursue its claims or the amount or range of possible loss or whether the lawsuit will have a material adverse effect on Lincolnway Energy. The lawsuit has, however, increased Lincolnway Energy's legal costs.

From time to time, we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters, if any, are currently not determinable, we do not expect that the ultimate costs to resolve these matters, if any, would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2017, which were held of record by 952 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

Lincolnway Energy's units are not listed on any exchange, and there is no public trading market for Lincolnway Energy's units.  However, the Company does provide access to a qualified matching service for its members, which provides a system for limited transfers of the Company’s units.
The Operating Agreement provides that no member shall, directly or indirectly, own, hold or control more than 49% of the outstanding units at any time, unless the member exceeds that percentage by reason of Lincolnway Energy purchasing units.

The Operating Agreement also establishes restrictions on the sale, assignment or other transfer of units,providing that a member may not sell, transfer, assign or otherwise dispose of or convey any units, whether voluntarily or involuntarily, or grant a security interest in any units, except in compliance with the Operating Agreement. All transfers require the prior written approval of the board of Lincolnway Energy and compliance with the policies and procedures adopted from time to time by the board.  The board is authorized to adopt and implement those policies and procedures for any reasonable purpose, as determined by the board.  The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy.

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

The payment of distributions to members by Lincolnway Energy is within the discretion of the Board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The payment of distributions is also subject to Lincolnway Energy's compliance with various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members if Lincolnway Energy fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements

Lincolnway Energy did not make any distributions in Fiscal 2017 and made one distribution to its members during the fiscal year ended September 30, 2016. The Company declared a distribution on September 1, 2016 in the amount of $45 per unit, resulting in an aggregate distribution of $1,892,205.

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ and the Industry Index on September 30, 2012. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

As previously disclosed in its annual report on Form 10-K for the fiscal year ended September 30, 2016 (“Fiscal 2016”), the Company has elected to not to utilize a peer group index based on the fact that suitable peer group companies are limited and/or do not have readily available trading information. The Company had previously been voluntarily including a peer group index even though applicable SEC regulations only require inclusion of a broad based equity market index and either an industry index or a peer group index. As a result, the performance graph below no longer includes a peer group index and only includes a comparison of the cumulative total return of the Company, the NASDAQ Market Index and the SIC Code industry index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2017
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2012
2013
2014
2015
2016
2017
Lincolnway Energy, LLC
NASDAQ Market Index
SIC Code Index

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

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2017	2016	2015	2014	2013
Revenue	$110,845,184	$101,141,768	$115,927,769	$147,334,193	$182,469,541
Cost of goods sold	103,151,272	99,340,675	110,311,445	125,501,344	186,301,560
Gross profit (loss)	7,693,912	1,801,093	5,616,324	21,832,849	(3,832,019)
General and administrative expenses	3,136,379	3,379,164	2,952,005	3,771,961	3,224,382
Operating income (loss)	4,557,533	(1,578,071)	2,664,319	18,060,888	(7,056,401)
Other (expense)	(53,685)	(62,325)	(12,755)	(34,360)	(155,791)
Net income (loss)	$4,503,848	$(1,640,396)	$2,651,564	$18,026,528	$(7,212,192)

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$107.11	$(39.01)	$63.06	$428.70	$(171.52)
Cash distributions per unit	$—	$45.00	$425.00	$—	$—

Balance Sheet Data:	2017	2016	2015	2014	2013
Working Capital	$5,176,444	$5,265,892	$3,767,450	$25,489,532	$8,991,957
Net Property Plant & Equipment	39,945,183	34,929,124	37,638,404	31,991,348	30,865,561
Total Assets	51,173,323	46,085,438	49,065,346	62,747,637	44,998,730
Long-Term Obligations	3,942,960	3,542,593	1,218,312	1,881,851	2,435,004
Members' Equity	41,997,638	37,493,790	41,026,391	56,245,652	38,219,124
Book Value per Member Unit	$999	$892	$976	$1,338	$909

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

Overview

Lincolnway Energy is an Iowa limited liability company that operates as a dry mill ethanol plant located in Nevada, Iowa. Lincolnway Energy has been processing corn into fuel grade ethanol and distiller’s grains since May 22, 2006. Lincolnway Energy's plant also produces corn oil and carbon dioxide.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distiller’s' grains per year. The ethanol plant produced 62,508,631 gallons of ethanol and 130,544 tons of distiller’s' grains during the fiscal year ended September 30, 2017. Lincolnway Energy had planned shut downs during the months of October 2016 and April 2017 to complete routine maintenance work.

Comparison of Fiscal Years Ended September 30, 2017 and 2016

Statements of Operations Data:	2017		2016
	Amount	%	Amount	%
Revenues	$110,845,184	100.0%	$101,141,768	100.0%
Cost of goods sold	103,151,272	93.1%	99,340,675	98.2%
Gross profit	7,693,912	6.9%	1,801,093	1.8%
General and administrative expense	3,136,379	2.8%	3,379,164	3.3%
Operating income (loss)	4,557,533	4.1%	(1,578,071)	(1.5)%
Interest expense	(57,633)	(0.1)%	(66,306)	(0.1)%
Interest income	3,948	—%	3,981	—%
Net income (loss)	$4,503,848	4.0%	$(1,640,396)	(1.6)%

Net income was approximately $4.5 million in the fiscal year ended September 30, 2017, which was a 375% increase when compared to the net loss for the 2016 fiscal year. The increase in net income for fiscal year 2017 resulted from increased production levels for both ethanol and corn oil and higher market prices for ethanol.

Revenues from operations for the fiscal year ended September 30, 2017 were approximately $110.8 million, consisting of $89.0 million of ethanol sales (net of hedging activity), or 80.3% of revenues, $13.9 million in distiller's grains sales, or 12.5% of revenues, and $7.9 million of corn oil, syrup,CO2 and other sales, or 7.2% of revenues.  Revenues increased in fiscal year 2017 by approximately 9.6%, when compared to the fiscal year 2016. The increase in revenues for the fiscal year ended September 30, 2017 resulted principally from increased production rates with the implementation of new process improvements, a 3.6% increase in the average price for ethanol and a 11.5% increase in average price per corn oil tons as compared to the previous fiscal year. Ethanol prices increased due to higher gasoline demand as well as increased exports earlier in the year. Revenues in fiscal year 2017 included a $160,215 net loss for derivatives related to ethanol sales, compared to a $68,738 net gain in fiscal year 2016.

The increases in ethanol and corn oil revenue were partially offset by a $3.3 million decrease in distiller's grains revenue. The average price per ton decreased 19.7% when compared to the prior fiscal year. Management believes the decrease in the price for distiller's grains resulted from lower corn prices and lower domestic and export demand, principally relating to the decreased demand from China. Management cannot anticipate whether demand from China will increase in the upcoming fiscal years and distiller’s grains prices could remain low unless additional demand can be created from other foreign markets or domestically.

Corn oil revenue increased 74.2% in fiscal year 2017 or $2.6 million when compared to fiscal year 2016. The increase is due to record level production after the implementation of several process improvements. Corn oil production increased 61.1% in fiscal year 2017 when compared to fiscal year 2016. The market price for corn oil increased 11.5% resulting from increased demand from the biodiesel industry due to the expansion of the RFS advanced biofuel mandate increasing the demand for biodiesel. However, in light of the EPA's reduction of the volume requirements for advanced biofuels in the Final 2018 Rule as compared to the statutory mandate, this increased demand for corn oil may not continue during the fiscal year ending September 30, 2018.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2017 totaled approximately $103.2 million, which was an increase of 3.8% when compared to fiscal year 2016.  The increase in cost of goods sold for the 2017 fiscal year is primarily due to increases in corn costs and natural gas as well as repairs and maintenance costs which were partially offset by a decrease in depreciation.  Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs including hedging activity for the fiscal year ended September 30, 2017 totaled approximately $72.0 million compared to $69.3 million for fiscal year 2016. There were 1.6 million more bushels ground due to an increase in ethanol production during fiscal year 2017 while the average cost of corn per bushel decreased 5.5%. The decrease in corn price is partially attributed to good growing conditions and substantial yields in 2017. Corn hedging activity for fiscal year 2017 included a combined unrealized and realized net gain of $1.3 million from derivative instruments compared to a $2.6 million combined unrealized and realized net gain for fiscal year 2016.  Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 69.8% of cost of goods sold for the fiscal year ended September 30, 2017, compared to 69.7% of costs of goods sold for fiscal year 2016. During most of fiscal year 2017, corn prices trended lower as a result of the abundant 2016 harvest and an increase in national corn stocks.

Energy costs for the fiscal year ended September 30, 2017 totaled approximately $9.8 million , or 9.5% of cost of goods sold, compared to $8.7 million or 8.8% of cost of goods sold, for the 2016 fiscal year.  Energy costs consist of natural gas and electricity costs.  For fiscal year 2017, Lincolnway Energy purchased 1,798,334 MMBTUs of natural gas at an average price of $3.65. In comparison, in fiscal year 2016 the Company used 1,699,182 MMBTUs of natural gas at an average price of $3.38. Fiscal year 2017, running at higher run rates, produced 5.5 million more gallons of ethanol when compared to fiscal year 2016. Electricity costs amounted to approximately $3.3 million, an increase of $.3 million from fiscal year 2016. The increase in electricity is due to higher production rates and additional electricity used to run capital equipment installed to improve production.

Ingredient costs for the fiscal year ended September 30, 2017 totaled approximately $5.9 million, or 5.8% of cost of goods sold, which represents a $.2 million decrease as compared to the 2016 fiscal year in which ingredient costs totaled $6.1 million, or 6.1% of cost of goods sold.  Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $8.1 million, or 7.9% of cost of goods sold, for the fiscal year ended September 30, 2017, compared to $6.7 million, or 6.8% of cost of goods sold, for fiscal year 2016. The increase is due to higher maintenance and repair costs on equipment that is getting older. The Company has also increased its focus on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $3.3 million, or 3.2% of cost of goods sold, for the fiscal year ended September 30, 2017, compared to $5.1 million, or 5.1% of cost of goods sold, for fiscal year 2016. The decrease in depreciation resulted from the fact that the plant has completed 10 years of operation and a majority of the original assets are now fully depreciated.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $3.7 million, or 3.6% of cost of goods sold, during the fiscal year ended September 30, 2017, compared to $3.4 million, or 3.4% of cost of goods sold, for fiscal year 2016.  The increase is due to repairs and cleaning costs done on ethanol railcars during a required 10-year inspection and the transition of cars at the expiration of a lease term.

General and administrative expenses totaled approximately $3.1 million during the fiscal year ended September 30, 2017, compared to $3.4 million for fiscal year 2016. The $.3 million decrease is due to the loss on the disposition of the coal combustor in Fiscal 2016.

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

During most of fiscal year 2016, corn prices trended lower as a result of the abundant 2015 harvest and an increase in national corn stocks. However, during the last quarter of fiscal year 2016, corn prices became more volatile and fluctuated throughout as a result of concerns over the 2016 crop due to various factors. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distiller's grains out paces rising corn prices. Volatility in the price of corn could significantly impact our cost of goods sold.

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

Risks, Trends and Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the ethanol production process.  These include corn, ethanol, distillers' grain and corn oil.  Since the correlation of prices between these commodities is not perfect, and is in fact often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices.  The prices of these commodities are determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends.  Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Corn
In fiscal year 2017, corn values continued the now 5-year bear market that commenced after the drought of 2012. Prices were generally defensive as sporadic but timely rains in virtually all growing areas suggested a trend yield, or close to it. The favorable weather brought forth steady country corn selling and cash basis was historically weak throughout the entire growing season. Despite significantly lower planted acreage, the corn market could only muster a 40 cent summertime rally. Excellent weather outside the main corn belt and record South American crops kept a tight lid on the U.S. corn market. Futures prices and basis remained on the defensive. Riding a forecast for another plentiful harvest, farm movement was steady right into harvest. With a yield reported by USDA at 172 bushels per acre, Lincolnway Energy is expecting another year with a projected total supply near 17 billion bushels. The USDA currently forecasts steady ending stocks of 2.34 billion bushels, or 16.4% of usage, and management expects relatively stable corn futures and basis for the first half of 2018. Because national corn acreage will not likely increase in 2018 due to more favorable soybean prices versus corn prices favorable weather conditions in 2018 both in the U.S. and South America are necessary in order to achieve the expected stability in the second half of the fiscal year.

Ethanol
As the 2017 calendar year ends, the high margins of 2014 have continued to drive a higher pace of ethanol production, and we are experiencing modest margin weakness in the ethanol industry. Ethanol stocks have stabilized at comfortable levels, abundant corn supplies are expected and the industry is again proving its ability to run consistently at ever higher production rates. Imports from Brazil have contracted. Exports have been a very bright spot as low ethanol prices have overcome modestly rising crude oil and gasoline prices. But foreign demand has been curtailed in the last 8 months with the loss of China and Brazil as significant export destinations. While the octane enhancing qualities of ethanol blends are being recognized overseas, the rest of the world cannot make up for the loss of our two largest foreign markets. The ethanol industry will be in a rebuilding phase for exports as Brazil and China attempt to move to self-sufficiency.

The forward environment for the U.S. ethanol industry is very much in question as the Company enters Fiscal 2018. Organic capacity growth, new green field plant additions and continuing large feedstock supplies again will ensure record production. If corn prices remain low or further decrease, this could have a significantly negative impact on the market price of ethanol and the Company’s profitability, especially if domestic ethanol stocks outstrip storage capabilities. A decline in U.S. exports due to the actions of Brazil and China or other factors may also contribute to higher domestic ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the EPA has adopted reductions of the renewable volume obligations compared to the statutory mandates for the years 2014 through 2018. The adoption of these reduced volume requirements have had a negative impact on demand for ethanol and market prices and any further reductions could have a material adverse effect on demand and market prices which could adversely impact the Company's operations and financial condition.

Higher gasoline prices have stunted demand increases in the domestic market. Gasoline demand has stagnated or even fallen year over year in recent months as pump prices rose 25% during the summer. With 92% of U.S. ethanol production consumed domestically, if domestic demand growth stalls, the industry may experience a weaker margin environment. The stronger U.S. economy has been an important factor in the expansion of miles driven. But unemployment rates are unlikely to move any lower, meaning at best negligible growth during fiscal 2018, and industry capacity expansion appears to be moving beyond the gasoline market’s ability to absorb more ethanol.

Other/Regulatory/Governmental

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS mandate. The RFS mandate helps support a market for ethanol that might disappear without this incentive.

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. In November 2015, the EPA issued its Final 2014-2016 Rules for the 2014, 2015 and 2016 renewable volume obligations which reflected significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. In May 2016, the EPA released its proposed rule to set 2017 renewable volume requirements under the RFS which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons could be met with corn-based ethanol but in November 2016, the EPA issued the Final 2017 Rule which increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. The 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017.

On July 5, 2017, the EPA released the Proposed 2018 Rule which proposed an annual volume requirement for renewable fuel of 19.24 billion gallons of renewable fuels per year. On November 30, 2017, the EPA issued the Final 2018 Rule which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year. Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the final volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA will meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the Proposed 2018 Rule which is consistent with the requirements set forth in the Final 2018 Rule. The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders, that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate RINs.  All of these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

The volume requirements mandated in the Final 2014 - 2016 Rules, the Final 2017 Rule and the Final 2018 Rule remain below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

The release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt may signal a rejection of arguments by the oil industry relating to the “blend wall” and support from the EPA and the Trump administration for domestic ethanol production; however, there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

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

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates, with one of the most significant federal ethanol supports being the RFS. The RFS has been and will continue to be a driving factor in the growth of ethanol usage. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA delayed the adoption of the rules on the 2014, 2015 and 2016 RFS standards. On November 30, 2015, the EPA released final rules which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume requirements for 2017 which set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The final rule for 2017 was issued on November 23, 2016 and increased the total volume requirements from the proposed 18.8 billion gallons to 19.28 billion gallons. Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory requirements. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. The EPA's reduction of the volume requirements under the RFS set forth in the EPA’s final rules combined with any further reduction to or elimination of the RFS requirements, could materially decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2017 and 2016 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or net realizable value assessment.

Inventories at Lower of Cost or Net Realizable Value

Inventories are generally valued at the lower of net realizable value or actual costs using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

For the years ended September 30, 2017 and 2016, Lincolnway Energy did not have any lower of cost or net realizable value inventory adjustments.

Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources
On September 30, 2017, Lincolnway Energy had $.7 million in cash and cash equivalents and approximately $15 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2017 and 2016:

	Year ended September 30,
	2017	2016
Net cash provided by operating activities	$8,146,327	$5,105,232
Net cash (used in) investing activities	(8,541,382)	(4,891,183)
Net cash provided by (used in) financing activities	472,429	(1,103,408)

For the fiscal year ended September 30, 2017, cash provided by operating activities was $8.1 million, compared to cash provided by operating activities of $5.1 million for the fiscal year ended 2016. The $3.0 million increase is due primarily to the Company's increase in net income and the timing in working capital components.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $3.7 million for the fiscal year ended September 30, 2017, when compared to the fiscal year ended 2016.  The increase is due to initial progress payments on the installation of a grains drying and cooling system. The project is estimated to be complete in the second quarter of fiscal year 2018.
Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash provided by financing activities increased by $1.6 million for the fiscal year ended September 30, 2017, when compared to the fiscal year ended September 30, 2016.  The increase is due to the distribution paid to members in fiscal year 2016 compared to no distribution in fiscal year 2017. Per our covenants in our loan agreements, distributions are limited to the previous fiscal year's net income.
  Lincolnway Energy anticipates keeping cash balances at an acceptable level that will meet covenants and allow it to continue with several capital projects.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $15 million available on its term loan agreement.
As of September 30, 2017, Lincolnway Energy was in compliance with all covenants in its loan agreements with its lenders.

Loans and Agreements
Lincolnway Energy entered into a Master Loan Agreement on August 21, 2012 with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) and on June 2, 2016 entered into various related supplements and collateral related agreements and documents thereunder. CoBank, ACB (“CoBank”) had a participation interest in the underlying loans and served as administrative agent for the loans, and was therefore also a party to certain of the agreements and documents.

In July 2017, the Company entered into a new Credit Agreement (the “Credit Agreement”) with the Lender dated July 3, 2017 which amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). CoBank, continues to have a participation interest in the underlying loans issued under the Credit Agreement and continues to serve as administrative agent for the Credit Agreement. The terms of the Credit Agreement will apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Credit Agreement in the future.

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

Maximum Commitment Amount	From	Up to and Including
$14,400,000	July 1, 2019	June 30, 2020
$10.800,000	July 1, 2020	June 30, 2021
$7,200,000	July 1, 2021	July 1, 2022

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

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The financial covenants set forth in the Credit Agreement require the Company to maintain a minimum working capital of $10,000,000 and a minimum net worth of $35,000,000. The Credit Agreement and all loans made thereunder, including the Revolving Term Note and the Revolving Letter of Credit Note, are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.

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

The Credit Agreement and Revolving Letter of Credit are discussed further in Note 8 to the financial statements.
Lincolnway Energy had entered into a $500,000 loan agreement with the Iowa Department of Transportation in February 2005. Under the agreement, the loan proceeds were disbursed upon submission of paid invoices and bared interest at 2.11% per annum which began to accrue on January 1, 2007. The final payment on the Department of Transportation loan was made in December 2016.
Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019. Lincolnway Energy also leases 185 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between May 2018 and September 2024.

Contractual Obligations Table
In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2017:

			Payment Due By Period
		Less than	Two to	Four to
Contractual Obligations	Total	One Year	Three Years	Five Years
Long Term Debt	$3,000,000	$0	$0	$3,000,000
Interest on Long Term Debt	658,275	131,655	263,310	263,310
Operating Lease Obligations	6,341,552	2,195,873	2,784,353	1,361,326
Purchase Obligations	9,985,291	9,115,441	485,850	384,000
Total	$19,985,118	$11,442,969	$3,533,513	$5,008,636

 The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the borrowings against the Term Loan. The operating lease obligations in the table above include our railcars and small office equipment lease obligations as of September 30, 2017. Purchase obligations consist of forward contracted corn contracts and natural gas purchases and monthly demand charge.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in the ethanol industry and Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements.

Lincolnway Energy has a loan agreement and an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2017
Farm Credit - revolving term loan	$3,000,000
Farm Credit - revolving letter of credit *	—
* Letter of credit issued is $2,030,500	$3,000,000

The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.
Lincolnway Energy does not anticipate any material increase in interest rates during 2018.

 Commodity Price Risk
Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and the price of natural gas. The other primary products of Lincolnway Energy are distiller's grains and corn oil, and Lincolnway Energy is also subject to market risk with respect to the prices for both of these products. The prices for ethanol, distiller's grains, corn oil, corn and natural gas are volatile, and Lincolnway Energy may experience market conditions where the prices Lincolnway Energy receives for its ethanol, distiller's grains and corn oil are declining, but the prices Lincolnway Energy pays for its corn, natural gas and other inputs are increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol, distiller's grains and corn oil prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risks related to its production of ethanol, distiller's grains and corn oil and the prices for ethanol, distiller's grains and corn oil. For example, ethanol, distiller's grains and corn oil prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

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

Falling ethanol prices indicate weak market conditions and will usually negatively impact profit margins. Lincolnway Energy will typically be unable to pass through the impact of decreased ethanol revenues to its corn suppliers. Lincolnway Energy is subject to various material risks related to the demand for and price of ethanol, many of which are beyond the control of the Company. For example, the demand for and price of ethanol is subject to significant fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including driving habits, consumer vehicle buying decisions, petroleum price movement, plant capacity utilization, and government policies with respect to biofuel use, railroad transportation requirements, national and international trade and supply and demand. If Lincolnway Energy's ethanol revenue were to decrease $.05 per gallon from one year to the next, the impact on gross revenues would be approximately $3.1 million for the year.

During the fiscal year ended September 30, 2017, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.28 per bushel in August 2017 to a high of $4.05 per bushel in July 2017. During the fiscal year ended September 30, 2016, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.01 per bushel in September 2016 to a high of $4.44 per bushel in July 2016.

During the fiscal year ended September 30, 2017, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.42 per gallon in August 2017 to a high of $1.77 per gallon in December 2016. During the fiscal year ended September 30, 2016, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.30 per gallon in January 2016 to a high of $1.74 per gallon in June 2016.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September

30, 2017 was a gain of $1,294,394, as compared to a gain of $2,634,323 for the fiscal year ended September 30, 2016, and a gain of $1,516,542 for the fiscal year ended September 30, 2015. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2017 was a loss of $160,215, as compared to a gain of $68,378 for the fiscal year ended September 30, 2016, and a gain of $265,766 for the fiscal year ended September 30, 2015.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

We have audited the accompanying balance sheets of Lincolnway Energy, LLC as of September 30, 2017 and 2016, and the related statements of operations, members' equity, and cash flows for each of the three years in the period ended September 30, 2017.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Lincolnway Energy, LLC as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Des Moines, Iowa
December 8, 2017

Lincolnway Energy, LLC

Balance Sheets
September 30, 2017 and 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$690,513	$613,139
Derivative financial instruments (Notes 9 and 10)	428,666	497,677
Trade and other accounts receivable (Note 8)	3,229,474	3,088,958
Inventories (Note 3)	5,684,729	5,726,606
Prepaid expenses and other	375,787	388,567
Total current assets	10,409,169	10,314,947

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	6,982,287
Buildings and improvements	3,220,876	3,158,371
Plant and process equipment	80,951,321	78,010,712
Construction in progress	6,178,622	820,036
Office furniture and equipment	473,517	460,486
	97,972,696	89,431,892
Accumulated depreciation	(58,027,513)	(54,502,768)
	39,945,183	34,929,124

OTHER ASSETS	818,971	841,367
	$51,173,323	$46,085,438

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2017 and 2016

	2017	2016
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,276,755	$3,166,407
Accounts payable, related party (Note 7)	642,726	780,303
Current maturities of long-term debt (Note 5)	—	27,571
Accrued expenses	1,313,244	1,074,774
Total current liabilities	5,232,725	5,049,055

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	3,000,000	2,500,000
Deferred revenue	444,444	592,593
Other	498,516	450,000
Total noncurrent liabilities	3,942,960	3,542,593

COMMITMENTS AND CONTINGENCY (Notes 6 and 8)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	3,007,533	(1,496,315)
	41,997,638	37,493,790
	$51,173,323	$46,085,438

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Revenues (Notes 1 and 8)	$110,845,184	$101,141,768	$115,927,769

Cost of goods sold (Notes 7 and 8)	103,151,272	99,340,675	110,311,445

Gross profit	7,693,912	1,801,093	5,616,324

General and administrative expenses	3,136,379	3,379,164	2,952,005
Operating income (loss)	4,557,533	(1,578,071)	2,664,319

Other income (expense):
Interest income	3,948	3,981	21,981
Interest expense	(57,633)	(66,306)	(34,736)
	(53,685)	(62,325)	(12,755)

Net income (loss)	$4,503,848	$(1,640,396)	$2,651,564

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$107.11	$(39.01)	$63.06

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2017, 2016 and 2015

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2014	$38,990,105	$17,255,547	$56,245,652
Net income	—	2,651,564	2,651,564
Distributions ($325 per unit and $100 per unit)	—	(17,870,825)	(17,870,825)
Balance, September 30, 2015	38,990,105	2,036,286	41,026,391
Net (loss)	—	(1,640,396)	(1,640,396)
Distributions ($45 per unit)	—	(1,892,205)	(1,892,205)
Balance, September 30, 2016	38,990,105	(1,496,315)	37,493,790
Net income	—	4,503,848	4,503,848
Balance, September 30, 2017	$38,990,105	$3,007,533	$41,997,638

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,503,848	$(1,640,396)	$2,651,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,902,575	5,745,867	7,693,174
Loss on sale or disposal of property and equipment	17,676	653,745	13,371
Changes in working capital components:
Trade and other accounts receivable	(140,516)	888,306	(2,433,665)
Inventories	41,374	(1,716,207)	780,133
Prepaid expenses and other	57,390	(21,974)	(268,979)
Accounts payable	(36,210)	1,251,738	(198,778)
Accounts payable, related party	(137,577)	29,535	33,214
Settlement fee payable, related party	—	—	(425,000)
Accrued expenses	16,905	(185,735)	(19,498)
Deferred revenue	(148,149)	(148,148)	(184,259)
Derivative financial instruments	69,011	248,501	(259,100)
Net cash provided by operating activities	8,146,327	5,105,232	7,382,177

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,548,970)	(4,891,183)	(12,591,012)
Proceeds from sale of property and equipment	7,588	—	—
Net cash (used in) investing activities	(8,541,382)	(4,891,183)	(12,591,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(1,892,205)	(17,870,825)
Proceeds from long-term borrowings	500,000	2,500,000	—
Payments on long-term borrowings	(27,571)	(54,280)	(53,153)
Change in checks in excess of bank balance	—	(1,656,923)	1,656,923
Net cash provided by (used in) financing activities	472,429	(1,103,408)	(16,267,055)
Net increase (decrease) in cash and cash equivalents	77,374	(889,359)	(21,475,890)

CASH AND CASH EQUIVALENTS
Beginning	613,139	1,502,498	22,978,388
Ending	$690,513	$613,139	$1,502,498
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $90,338, $27,156 and $16,435	$114,603	$55,030	$16,382

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$183,000	$36,442	$1,218,090
Construction in progress included in accrued expenses	$222,809	$1,244	$3,090

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

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2017 and September 30, 2016.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed over the 10 year agreement.

Inventories:  Inventories are generally valued at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

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

Revenue by product is as follows:

(In thousands)	2017	2016	2015
Ethanol	$89,040	$78,616	$90,289
Distiller's Grain	13,875	17,204	21,837
Other	7,930	5,322	3,802

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

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on the financial position and results of operations, however at this time we do not believe the adoption will have a material effect on the financial statements.

In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02)". ASU 2016-02 requires the recognition of operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it will have on the financial statements.

Note 2.    Members' Equity

The Company has one class of membership units with 90,000 units authorized.

Income and losses are allocated to all members based on their pro rata ownership interest. All unit transfers are effective the last day of the month.  Units may be issued or transferred only to persons eligible to be members of the Company and only in compliance with the provisions of the Company's operating agreement and unit assignment policy.

The Company is organized as an Iowa limited liability company. Members' liability is limited as specified in the Company's operating agreement and pursuant to the Iowa Limited Liability Company Act. The duration of the Company shall be perpetual unless dissolved as provided in the operating agreement.

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2017	2016
Raw materials, including corn, chemicals, parts and supplies	$4,166,618	$4,585,986
Work in process	773,978	668,153
Ethanol and distiller's grain	744,133	472,467
Total	$5,684,729	$5,726,606

Note 4.    Revolving Credit Loan

The Company had a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company paid interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The

Company also paid a commitment fee on the average daily unused portion of the loan at the rate of .20% per annum, payable monthly. The loan expired on July 1, 2017 and the Company did not renew or extend the loan. There was no outstanding balance as of September 30, 2017 and 2016.

Note 5.    Long-Term Debt

Long-term debt consists of the following as of September 30:

	2017	2016
Revolving term loan. (A)	$3,000,000	$2,500,000
Note payable to Iowa Department of Transportation. (B)	—	27,571
	3,000,000	2,527,571
Less current maturities	—	(27,571)
	$3,000,000	$2,500,000

(A)
The Company has a revolving term loan, with a bank, available for up to $18,000,000. Borrowings will be reduced by $3,600,000 every year starting July 1, 2019 until July 1, 2022 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. Principal payments are not required until July 1, 2022 when the term loan expires. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

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

The payment of distributions is also subject to Lincolnway Energy's compliance with the various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members if Lincolnway Energy fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements.

Note 6.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2017.

Years ending September 30:
2018	$2,195,873
2019	1,796,722
2020	987,631
2021	809,881
2022	551,445
Thereafter	720,000
Total	$7,061,552
Rent expense under the above operating leases totaled approximately $2,264,000, $2,313,000 and $2,284,000 for the years ended September 30, 2017, 2016 and 2015 respectively.

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2017	2016	2015
Member A	Corn purchased for fiscal year	$14,002,381	$16,846,207	$14,121,626
	Corn forward purchase commitment	$898,563	$301,237	$547,134
	Basis corn commitment - bushels	200,000	650,000	700,000
	Miscellaneous purchases	$3,054	$15,100	$71,577
	Amount due at fiscal year end	$184,382	$159,562	$392,112

Member B	Corn purchased for fiscal year	$10,572,044	$7,736,002	$12,414,151
	Corn forward purchase commitment	$400,750	$320,540	$85,720
	Basis corn commitment - bushels	—	—	70,000
	Amount due at fiscal year end	$97,350	$—	$34,941

Member C	Corn purchased for fiscal year	$6,942,708	$8,633,206	$11,664,956
	Amount due at fiscal year end	$—	$—	$7,901

Other Members	Corn purchased for fiscal year	$10,432,740	$13,120,874	$10,391,657
	Corn forward purchase commitment	$1,224,837	$2,679,675	$3,199,140
	Basis corn commitment - bushels	—	100,000	—
	Amount due at fiscal year end	$360,994	$620,741	$315,814

Note 8.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $89,200,642, $78,547,436, and $90,023,405 for the years ended September 30, 2017, 2016 and 2015, respectively. Trade accounts receivable of $2,163,366 and $2,181,185 was due from the customer as of September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company has ethanol sales commitments with the unrelated entity of 11,263,800 unpriced gallons through December 2017.

Effective January 1, 2014, the Company entered into an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer, including both distiller's grains and corn oil, were $14,760,656, $18,169,000 and $21,836,870 for the years ended September 30, 2017, 2016 and 2015 , respectively. Trade accounts receivable of $417,106 and $478,142 was due from the customer as of September 30, 2017 and 2016, respectively. The Company has distiller’s grain sales commitments with the unrelated entity of approximately 5,125 tons for a total sales commitment of approximately $538,321 less marketing fees.

As of September 30, 2017, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, totaling approximately $4,975,866, representing 1,367,882 bushels. These contracts mature at various dates through June 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. On July 3, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021. At September 30, 2017, the remaining commitment was approximately $2.0 million.

As of September 30, 2017, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $1,336,125. These contracts mature at various dates through December 2017.

The Company signed contracts with unrelated parties for the installation of a distiller's grain drying and cooling system. The total commitments are for $9.4 million plus a potential performance bonus of $450,000. The Company made progress payments of $3.6 million under this contract through September 30, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the second quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2017	2016
Derivative assets - corn contracts	$506,187	$1,179,588
Derivative assets - ethanol contracts	—	38,325
Derivative liabilities - corn contracts	(275)	(118,750)
Derivative liabilities - ethanol contracts	(12,310)	(165,870)
Derivative liabilities - natural gas	(1,980)	—
Cash (due to) broker	(62,956)	(435,616)
Total	$428,666	$497,677

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2017	2016	2015
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$(288,138)	$63,308	$797,213
Unrealized gain (loss)	127,923	5,070	(531,447)
Total effect on revenues	(160,215)	68,378	265,766

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,849,319	1,955,350	1,766,673
Unrealized gain (loss)	(554,925)	678,973	(250,131)
Total effect on corn costs	1,294,394	2,634,323	1,516,542

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	27,950	81,850	70,270
Unrealized gain (loss)	(14,290)	1,880	(4,800)
Total effect on natural gas costs	13,660	83,730	65,470
Total effect on cost of goods sold	$1,308,054	$2,718,053	$1,582,012
Total gain to operating income due to derivative activities	$1,147,839	$2,786,431	$1,847,778

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$506,187	$506,187	$—	$—
Liabilities, derivative financial instruments	$14,565	$14,565	$—	$—

	2016
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,217,913	$1,217,913	$—	$—
Liabilities, derivative financial instruments	$284,620	$284,620	$—	$—

Note 11.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2017, 2016 and 2015 totaled $68,442, $69,497 and $71,972, respectively.

Note 12.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2017 and 2016.

	12/31/2016	3/31/2017	6/30/2017	9/30/2017
Revenue	$28,561,716	$27,316,985	$26,292,741	$28,673,742
Gross profit (loss)	3,196,752	1,131,926	(80,718)	3,445,952
Operating income (loss)	2,439,834	305,834	(922,560)	2,734,425
Net income (loss)	2,417,530	299,746	(960,823)	2,747,395
Basic & diluted earnings (loss) per unit	57.49	7.13	(22.85)	65.34

	12/31/2015	3/31/2016	6/30/2016	9/30/2016
Revenue	$24,400,659	$22,463,582	$27,479,673	$26,797,854
Gross profit (loss)	(550,624)	(2,039,036)	1,738,338	2,652,415
Operating income (loss)	(1,356,962)	(2,708,354)	1,104,421	1,382,822
Net income (loss)	(1,364,708)	(2,725,368)	1,078,340	1,371,340
Basic & diluted earnings (loss) per unit	(32.46)	(64.81)	25.64	32.61

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
Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2017.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2017, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2017 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2018 Annual Meeting of Members (the “2018 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2017.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.1	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distiller’s Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distiller’s Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014

10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014
10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016		10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016		10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016		10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.2	7/18/2017
*10.18	Amended and Restated Distiller’s Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017		8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.3	7/18/2017
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
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

December 8, 2017	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 8, 2017	/s/ Kristine Strum
Kristine Strum, Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 8, 2017	/s/ William Couser
William Couser, Director

December 8, 2017	/s/ Jeff Taylor
Jeff Taylor, Director

December 8, 2017	/s/ Timothy Fevold
Timothy Fevold, Director

December 8, 2017	/s/ Terrill Wycoff
Terrill Wycoff, Director

December 8, 2017	/s/ Kurt Olson
Kurt Olson, Director

December 8, 2017	/s/ James Hill
James Hill, Director

December 8, 2017	/s/ Brian Conrad
Brian Conrad, Director

December 8, 2017	/s/ James Dickson
James Dickson, Director

December 8, 2017	/s/ Rick Vaughan
Rick Vaughan, Director

December 8, 2017	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 8, 2017	/s/ Kristine Strum
Kristine Strum, Director of Finance