Form 10-Q
period 2017-12-31
Lincolnway Energy, LLC
filed 2018-02-09
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (do not check if a smaller reporting company) ☑	Smaller reporting company ☐

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2018.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2017	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$342,472	$690,513
Derivative financial instruments (Note 8 and 9)	726,784	428,666
Trade and other accounts receivable (Note 7)	1,605,478	3,229,474
Inventories (Note 3)	6,261,013	5,684,729
Prepaid expenses and other	307,747	375,787
Total current assets	9,243,494	10,409,169

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,359	7,148,360
Buildings and improvements	3,224,654	3,220,876
Plant and process equipment	81,120,713	80,951,321
Office furniture and equipment	485,870	473,517
Construction in progress	10,625,684	6,178,622
	102,605,280	97,972,696
Accumulated depreciation	(59,029,147)	(58,027,513)
Total property and equipment	43,576,133	39,945,183

OTHER ASSETS	819,565	818,971

Total assets	$53,639,192	$51,173,323

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2017	September 30, 2017
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,044,142	$3,276,755
Accounts payable, related party (Note 6)	553,949	642,726
Accrued loss on firm purchase commitments	282,061	—
Accrued expenses	2,091,595	1,313,244
Total current liabilities	5,971,747	5,232,725

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	6,750,000	3,000,000
Deferred revenue	407,407	444,444
Other	510,646	498,516
Total noncurrent liabilities	7,668,053	3,942,960

COMMITMENTS AND CONTINGENCIES (Notes 7)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	1,009,287	3,007,533
Total members' equity	39,999,392	41,997,638

Total liabilities and members' equity	$53,639,192	$51,173,323

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2017	December 31, 2016
	(Unaudited)
Revenues (Notes 2 and 7)	$22,470,128	$28,561,716

Cost of goods sold (Note 7)	22,777,323	25,364,964

Gross profit (loss)	(307,195)	3,196,752

General and administrative expenses	945,759	756,918

Operating income (loss)	(1,252,954)	2,439,834

Other income (expense):
Interest income	—	484
Interest expense	—	(22,788)
Other income	305,933	—
	305,933	(22,304)

Net income (loss)	$(947,021)	$2,417,530

Weighted average units outstanding	42,049	42,049

Net income (loss) per unit - basic and diluted	$(22.52)	$57.49
Distributions per unit	$25.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2017	December 31, 2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(947,021)	$2,417,530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,038,154	932,717
Loss on disposal of property and equipment	22,352	4,243
Accrued loss on contracts	282,061	—
Changes in working capital components:
Trade and other accounts receivable	1,623,996	(793,684)
Inventories	(576,284)	678,268
Prepaid expenses and other	62,044	14,976
Accounts payable	(1,147,319)	158,701
Accounts payable, related party	(88,777)	1,256,788
Accrued expenses and deferred revenue	769,077	241,828
Derivative financial instruments	(298,118)	216,161
Net cash provided by operating activities	740,165	5,127,528

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,786,981)	(1,120,000)
Net cash (used in) investing activities	(3,786,981)	(1,120,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	3,750,000	4,500,000
Payments on long-term borrowings	—	(7,027,571)
Member distributions	(1,051,225)	—
Net cash provided by (used in) financing activities	2,698,775	(2,527,571)

Net increase (decrease) in cash and cash equivalents	(348,041)	1,479,957

CASH AND CASH EQUIVALENTS
Beginning	690,513	613,139
Ending	$342,472	$2,093,096

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest 2017 - $53,738 and 2016 - none	$42,987	$16,259

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,097,706	$40,867
Construction in progress included in accrued expenses	195,046	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2017 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2017 and for the three months ended December 31, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2017 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of December 31, 2017 and September 30, 2017.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the three months ended December 31, 2017 and 2016 the Company recognized a reserve and resulting loss of approximately $450,000 and $0, respectively, for a lower of net realizable value or cost inventory adjustment.

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

In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the impact it will have on the financial statements.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2017	December 31, 2016
Ethanol, net of hedging gain (loss)	$16,874,321	$23,131,604
Distillers Grains	3,675,476	3,600,916
Other	1,920,331	1,829,196
Total	$22,470,128	$28,561,716

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2017	September 30, 2017

Raw materials, including corn, chemicals, parts and supplies	$3,371,689	$4,166,618
Work in process	745,488	773,978
Ethanol and distillers grains	2,143,836	744,133
Total	$6,261,013	$5,684,729

Note 4.    Revolving Credit LoanThe Company had a monitored revolving credit loan, with a bank, for up to $8,500,000. The Company paid interest monthly on the unpaid balance at a variable rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 2.90%. The Company also paid a commitment fee on the average daily unused portion of the load at the rate of .20% per annum payable monthly. The loan expired on July 1, 2017 and the Company did not renew or extend the loan. There was no outstanding balance as of December 31, 2017 and September 30, 2017.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $18,000,000. Borrowings will be reduced by $3,600,000 every year starting July 1, 2019 until July 1, 2022 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. Principal payments are not required until July 1, 2022 when the term loan expires. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $6,750,000 and $3,000,000, respectively, on the revolving term loan at December 31, 2017 and September 30, 2017.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2017 and 2016:

Corn Commitment:
December 31, 2017

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$2,617,585	195,000	January 2019	$553,949

Corn Purchased:
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Related Parties	$7,929,157	$9,636,374

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $16,825,496 and $23,356,663, respectively, for the three months ended December 31, 2017 and 2016. Trade accounts receivable of $490,110 were due from this entity as of December 31, 2017. As of December 31, 2017, the Company had ethanol unpriced sales commitments with this entity of approximately 14.8 million gallons through March 2018.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $3,732,164 and $3,760,454, respectively, for the three months ended December 31, 2017 and 2016. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $501,394 were due from this entity as of December 31, 2017. The Company had distillers grain sales commitments with this entity of approximately 9,975 tons, for a total sales commitment of approximately $1.2 million.

As of December 31, 2017, the Company had purchase commitments for corn forward contracts with various unrelated parties, at a corn commitment total of approximately $3.8 million. These contracts mature at various dates through January 2019. The Company also had basis contract commitments with unrelated parties to purchase 188,000 bushels of corn. These contracts mature at various dates through April 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit will be reduced over time as the Company makes payments under the agreement. At December 31, 2017, the remaining commitment was approximately $2.0 million.

As of December 31, 2017, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 300,000 MMBtu's maturing at various dates through March 2018.

The Company signed contracts with unrelated parties for the installation of a grain drying and cooling system. The total commitments are for $11.2 million plus a potential performance bonus of $450,000. The Company made progress payments of $6.7 million under this contract through December 31, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the second quarter of fiscal year 2018.

The Company has an agreement with an unrelated party for fermentation expansions. The total commitment is for $1.1 million. Through December 31, 2017, the Company made progress payments of $.4 million. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the third quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2017	September 30, 2017
Derivative assets - corn contracts	$541,263	$506,187
Derivative assets - ethanol contracts	18,375	—
Derivative assets - natural gas contracts	30,650	—
Derivative liabilities - corn contracts	—	(275)
Derivative liabilities - ethanol contracts	(2,100)	(12,310)
Derivative liabilities - natural gas contracts	(23,640)	(1,980)
Cash held by (due to) broker	162,236	(62,956)
Total	$726,784	$428,666

The effects on operating income from derivative activities is as follows:

	Three Months Ended
	December 31, 2017	December 31, 2016
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$32,550	$(89,502)
Unrealized gain (loss)	16,275	(135,557)
Total effect on revenues	48,825	(225,059)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	375,200	(561,138)
Unrealized gain	35,350	594,706
Total effect on corn cost	410,550	33,568
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	42,779	19,610
Unrealized gain	21,300	—
Total effect on natural gas cost	64,079	19,610
Total effect on cost of goods sold	474,629	53,178
Total gain (loss) due to derivative activities	$523,454	$(171,881)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$590,288	$590,288	$—	$—

Liabilities, derivative financial instruments	$25,740	$25,740	$—	$—

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$506,187	$506,187	$—	$—

Liabilities, derivative financial instruments	$14,565	$14,565	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2017 ("Fiscal 2017") including the financial statements, accompanying notes and the risk factors contained herein.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

•	Negative impacts resulting from recent tax reform legislation;

•	Disruptions, failures or security breaches relating to our information technology infrastructure; and

•	Decreased in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

We expect to fund our operations during the next 12 months using cash flow from continuing operations and the revolving long-term loan that is available to us.

Recent Events
On December 11, 2017, our Board of Directors approved a distribution of $25 per unit to its members of record on December 11, 2017 payable on or about December 15, 2017.  Based on the current number of units outstanding, the aggregate payment was approximately $1.0 million.

Recent Regulatory Developments

Tax Cuts and Jobs Act

On December 22, 2017, the H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective in 2018 and changes in the deductibility of interest on debt obligations. The Company is currently evaluating the impact of the 2017 Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretations of the new tax law with its professional advisers. The full impact of the Tax Act on the Company in future periods cannot be predicted at this time.

Renewable Fuel Standard

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

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

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). These statements represents actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences purchasing decisions by obligated parties. Consistent with the position in his letter, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change.

Management anticipates that there will be legal challenges to the EPA's recent reductions in the RFS volume requirements, including the Final 2018 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Although the release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt and the resulting actions taken by the EPA consistent with Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Executive Summary

Highlights for the three months ended December 31, 2017, are as follows:

•Total revenues decreased 21.3%, or $6.1 million, compared to the 2016 comparable period.

•Total cost of goods sold decreased 10.2%, or $2.6 million, compared to the 2016 comparable period.

•Net (loss) was approximately ($.9) million, which was a decrease of $3.3 million when compared to the net income of $2.4 million for the 2016 comparable period.

The Company entered into agreements with third parties for the installation of a grains drying and cooling system. The total commitments are for $11.2 million plus a potential performance bonus of $450,000. The Company made progress payments of $6.7 million under this contract as of December 31, 2017. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the second quarter of fiscal year 2018. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2017		2016

Revenue	$22,470	100.0%	$28,562	100.0%
Cost of goods sold	22,777	101.4%	25,365	88.8%
Gross profit (loss)	(307)	(1.4)%	3,197	11.2%
General and administrative expenses	946	4.2%	757	2.7%
Operating income (loss)	(1,253)	(5.6)%	2,440	8.5%
Other income (expense), net	306	1.4%	(22)	(0.1)%
Net income (loss)	$(947)	(4.2)%	$2,418	8.4%

Results of Operations for the Three Months Ended December 31, 2017 as Compared to the Three Months Ended December 31, 2016

Revenues. Total revenues decreased by 21.3% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. Ethanol sales decreased by 27.1% and sales from co-products increased by 2.8% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The change in ethanol revenue was a result of a 20.6% decrease in the price per gallon received as well as a 9.4% decrease in sales volume for the three months ended December 31, 2017, when compared to the three months ended December 31, 2016. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Due to EPA regulations, the Company was limited on the the number of RINs it could generate in the calendar year. RINS are sold in conjunction with ethanol gallons. In order to stay compliant, the Company built up inventory levels and sales volume decreased as a result. Ethanol revenue for the three months ended December 31, 2017 also included a $48,825 net gain for ethanol derivatives, compared to a $225,059 net loss in the same quarter for the prior year.

Sales from co-products increased by 2.8% for the three months ended December 31, 2017 from the three months ended December 31, 2016. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Incremental increases in every category resulted in the change.

Cost of goods sold. Cost of goods sold decreased by 10.2%, or approximately $2.6 million, for the three months ended December 31, 2017 from the three months ended December 31, 2016. The decrease was primarily due to decreases in corn costs, labor, supplies and railcar expense. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased approximately $2.1 million, or 12.4%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The decrease in corn costs is due to decreases in ethanol sales volume and improved yields in production. For the three months ended December 31, 2017 corn costs included a $410,550 million net gain for derivatives relating to corn costs, compared to a $33,568 net gain in the same quarter for the prior year. Corn costs represented 65.8% of cost of goods sold for the three months ended December 31, 2017, compared to 67.5% for the three months ended December 31, 2016. Cost of goods sold also included a $.3 million loss of firm corn purchase commitments for the three months ended December 31, 2017.

Labor decreased approximately $.3 million, or 28.5%, for the three months ended December 31, 2017 from the three months ended December 31, 2016. The three months ended December 31, 2016 included bonuses accrued correlated to net income. No bonuses were accrued in the three months ended December 31, 2017 due to the net loss. Several open positions also contributed to the variance.

Supply costs decreased approximately 36.6%, or $.1 million, for the three months ended December 31, 2017 from the three months ended December 31, 2016. The decrease was due to 10 year tank inspections performed in the previous fiscal year..

Railcar expenses decreased approximately $.3 million, or 32.9%, for the three months ended December 31, 2017 from the three months ended December 31, 2016. The decrease is due to inspection and cleaning costs in the previous year during the transition of old leases to new leases. The number of railcars leased was also reduced.

General and administrative costs increased by $.2 million, or 24.9%, for the three months ended December 31, 2017 from the three months ended December 31, 2016. The increase is due to research and development costs, legal fees and recruitment.

Other income increased $.3 million or 14.72 % for the three months ended December 31, 2017 from the three months ended December 31, 2016. The increase is due to a settlement payment received by Lincolnway Energy in a litigation matter.

Industry Factors that May Affect Future Operating Results

During the three months ended December 31, 2017, the ethanol industry experienced generally declining ethanol margins as a result of a combination of factors including the following:

•
Corn prices were modestly lower during the three months ended December 31, 2017. The price per bushel ranged narrowly for most of the quarter as the market absorbed the impact of higher South American corn production and the resulting fall in U.S. export demand, and another record U.S. corn yield that removed concerns about any supply constraints resulting from a reduction in U.S. planted acreage. The corn basis quickly recovered post-harvest which offset most of the impact of the lower futures prices.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") confirmed 2017 ending corn stocks of 2.3 billion bushels and 2018 ending corn stocks of over 2.4 billion bushels, suggesting stable to lower corn prices. In response to these estimates, corn prices declined.

•
Gasoline demand ended 2017 essentially flat versus 2016 levels despite low gasoline prices and a strong economy which led to steady demand for ethanol. Despite gasoline production remaining steady through 2017, ethanol inventories ballooned to record seasonally adjusted levels during the three months ended December 31, 2017. These high stocks of ethanol coupled with significantly increasing production of ethanol weighed heavily on margins in the final quarter of 2017.

•
Robust export sales of U.S. ethanol to a variety of foreign consumers continued as a result of rising petroleum prices and competitive and decreasing U.S. ethanol prices. Global ethanol demand as reported by the U.S. Department of Energy’s Energy Information Administration (the “EIA”) continues to increase with increased exports to various foreign markets, including China, Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in calendar year 2017 were 33% higher than exports during 2016 and the industry forecasts that U.S. ethanol net exports in 2018 will likely surpass 2017 by another 25%. China made a surprise return to the market in the fourth quarter of calendar 2017, and despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota effective September 1, 2017, Brazilian demand from the U.S. remained steady. Management currently anticipates, at least in the short term, exports to Brazil will remain steady despite the tariff as a result of the high gasoline prices and low ethanol supplies within Brazil. Moreover, given the ethanol supply struggles Brazil is currently facing, the government of Brazil is currently contemplating reversing the tariff. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market.

•	Ethanol is now trading at a large discount to gasoline which has improved domestic and export demand somewhat, particularly among price opportunistic buyers.

•
The EPA’s maintenance in the Final 2018 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons signals continued support by the administration of the RFS for ethanol and could encourage investment in infrastructure to accommodate higher ethanol blends which would lead to increased demand for ethanol. However, given the Trump administration’s recent attempts to please both “Big Ag” and “Big Oil”, the perceived investment risks for ethanol have likely increased.

•
Despite the modest improvements in demand outlined above, the primary driving force moving our margins lower during the quarter was increases in domestic production. Year over year quarterly production increased nearly 5%. While export increases are helpful, domestic offtake constitutes 90% of overall demand, and when it stagnates, production increases can adversely impact the price of ethanol.

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

Management currently believes that our margins will improve very modestly during the remainder of the fiscal year ended September 30, 2018 (“Fiscal 2018”) but continued large corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. The EIA has reported that during 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels. According to the EIA, as of December 31, 2017, weekly ending stocks of ethanol were 19% higher than the same time last year and 20% higher than the previous five-year average. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. The adjustments in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2018 Rule. The Final 2018 Rule renewable volume requirements did not include any material growth and as a result, unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased world corn and wheat supplies. The increased supplies of corn and wheat results in lower feed grain prices which adversely impacts the price of corn and demand for distillers grains which are an animal feed substitute for corn, and to a lesser extent, protein meal. Fortunately, in 2017, firm protein meal prices have enabled distillers grains prices to rally in the latter half of 2017. Demand and prices for distillers grains may experience declines in the near term due to potential decreased demand as a result of these higher prices taking some distillers grains out of domestic rations. The impact of the Chinese imposition of antidumping and countervailing duties on distillers grains produced in the U.S. is ongoing. China had historically been one of the largest importers of domestically produced distillers grains. At this time, management believes that the impact of reduced demand from China has been fully discounted in the market and that this development is now a neutral for margins and distillers grain prices.

The Final 2018 Rule held steady the renewable volume requirements for advanced biofuels from the 2017 level and raised biomass based diesel by 100 million gallons. This could negatively impact the demand for corn oil as U.S. corn oil supplies are expected to grow by well in excess of 10%. World oilseed supplies are projected to be higher. Still, most important is the uncertainty about what the United States Government may do to affect international biodiesel flows. Large amounts of biodiesel often flow into the U.S. from Argentina and the Far East. While these flows have moderated, corn oil prices have moved to multiyear lows as U.S. production overwhelms corn oil biodiesel production capacity.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facility, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $3.3 million as of December 31, 2017 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2017	2016
Net cash provided by operating activities	$740,165	$5,127,528
Net cash (used in) investing activities	(3,786,981)	(1,120,000)
Net cash provided by (used in) financing activities	2,698,775	(2,527,571)
Net increase (decrease) in cash and cash equivalents	$(348,041)	$1,479,957

Cash Flow from Operations

For the three months ended December 31, 2017, net cash provided by operating activities decreased by $4.4 million when compared to net cash provided by operating activities for the three months ended December 31, 2016. The decrease in cash provided by operating activities is due to net loss and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $2.7 million for the three months ended December 31, 2017 compared to the three months ended December 31 2016. The increase is due to progress payments on the installation of a grains drying and cooling system. The project is estimated to be completed in the second quarter of Fiscal 2018.

Cash Flow Used in Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities increased by $5.2 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The increase is due to borrowings on our term revolver offset by distributions paid to members.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the December 31, 2017 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

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

During the quarter ended December 31, 2017, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.45 per bushel for March 2018 delivery to a high of $3.69 per bushel for March 2018 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2016 ranged from a low of $3.42 per bushel for March 2017 delivery to a high of $3.69 per bushel for March 2017 delivery.

The average price we received for our ethanol during the three months ended December 31, 2017 was $1.23 per gallon, a significant reduction as compared to $1.55 per gallon during the three months ended December 30, 2016.

During the quarter ended December 31, 2017, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.25 per gallon for January 2018 delivery to a high of $1.45 per gallon for January 2018 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2016 ranged from a low of $1.42 per gallon for January 2017 delivery to a high of $1.76 per gallon for July 2017 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended December 31, 2017 was $410,550, as opposed to a net gain of $33,568 for the three months ended December 31, 2016.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended December 31, 2017 represented approximately 7.1% of our total cost of goods sold for that period.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2017 and there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017 other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Tax reform may affect the Company and its members.

On December 22, 2017, President Trump signed into law H.R.1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), that reforms the Internal Revenue Code of 1986, as amended (the “Code”) making significant changes to the taxation of business entities. The 2017 Tax Reform Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures. We continue to assess the impact of the 2017 Tax Reform Act, as well as any future regulations implementing the new tax law and any interpretations of the new tax law may have on our business. The impact of this tax reform on the Company and its members is uncertain but the effect of the 2017 Tax Reform Act and any implementing regulations and interpretations could adversely affect our business and financial condition.

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

LINCOLNWAY ENERGY, LLC

February 9, 2018	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 9, 2018	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)