Form 10-Q
period 2018-03-31
Lincolnway Energy, LLC
filed 2018-05-11
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

Commission File Number: 000-51764

LINCOLNWAY ENERGY, LLC
Exact name of registrant as specified in its charter)

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 11, 2018.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2018	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$328,344	$690,513
Derivative financial instruments (Note 7 and 8)	763,480	428,666
Trade and other accounts receivable (Note 6)	2,588,128	3,229,474
Inventories (Note 3)	7,167,490	5,684,729
Prepaid expenses and other	277,568	375,787
Total current assets	11,125,010	10,409,169

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	7,148,360
Buildings and improvements	3,227,783	3,220,876
Plant and process equipment	82,498,968	80,951,321
Office furniture and equipment	479,896	473,517
Construction in progress	13,469,002	6,178,622
	106,824,009	97,972,696
Accumulated depreciation	(60,059,887)	(58,027,513)
Total property and equipment	46,764,122	39,945,183

OTHER ASSETS	827,797	818,971

Total assets	$58,716,929	$51,173,323

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2018	September 30, 2017
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,323,866	$3,276,755
Accounts payable, related party (Note 5)	213,826	642,726
Accrued expenses	923,739	1,313,244
Total current liabilities	3,461,431	5,232,725

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	14,750,000	3,000,000
Deferred revenue	370,370	444,444
Other	528,905	498,516
Total noncurrent liabilities	15,649,275	3,942,960

COMMITMENTS AND CONTINGENCIES (Notes 6)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	616,118	3,007,533
Total members' equity	39,606,223	41,997,638

Total liabilities and members' equity	$58,716,929	$51,173,323

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 6)	$26,788,654	$27,316,985	$49,258,782	$55,878,701

Cost of goods sold (Note 6)	26,495,320	26,185,059	49,272,643	51,550,023

Gross profit (loss)	293,334	1,131,926	(13,861)	4,328,678

General and administrative expenses	783,759	826,092	1,729,518	1,583,011

Operating income (loss)	(490,425)	305,834	(1,743,379)	2,745,667

Other income (expense):
Interest income	21,931	498	21,931	983
Interest expense	—	(6,586)	—	(29,374)
Other income	75,325	—	381,258	—
	97,256	(6,088)	403,189	(28,391)

Net income (loss)	$(393,169)	$299,746	$(1,340,190)	$2,717,276

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(9.35)	$7.13	$(31.87)	$64.62

Distributions per unit - basic and diluted	$—	$—	$25.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2018	March 31, 2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,340,190)	$2,717,276
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,055,078	1,894,113
Loss on disposal of property and equipment	24,260	10,417
Gain on equity dividend	(7,518)	(3,614)
Changes in working capital components:
Trade and other accounts receivable	641,346	192,955
Inventories	(1,482,761)	451,225
Prepaid expenses and other	127,300	121,921
Accounts payable	(1,811,000)	(1,436,466)
Accounts payable, related party	(428,900)	(193,435)
Accrued expenses and deferred revenue	(254,229)	56,594
Derivative financial instruments	(334,814)	132,971
Net cash provided by (used in) operating activities	(2,811,428)	3,943,957

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,249,516)	(4,778,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	38,250,000	28,550,000
Payments on long-term borrowings	(26,500,000)	(27,977,571)
Member distributions	(1,051,225)	—
Net cash provided by financing activities	10,698,775	572,429

Net (decrease) in cash and cash equivalents	(362,169)	(262,084)

CASH AND CASH EQUIVALENTS
Beginning	690,513	613,139
Ending	$328,344	$351,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2018 of $124,157 and 2017 of none	$124,157	$10,388

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$1,041,111	$295,805
Construction in progress included in accrued expenses	13,459	19,864

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

Basis of presentation and other information: The balance sheet as of September 30, 2017 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2018 and for the three and six months ended March 31, 2018 and 2017 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2017 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of March 31, 2018 and September 30, 2017.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Ethanol, net of hedging gain (loss)	$20,251,712	$21,988,544	$37,126,033	$45,120,148
Distillers Grains	4,759,804	3,388,441	8,435,280	6,989,357
Other	1,777,138	1,940,000	3,697,469	3,769,196
Total	$26,788,654	$27,316,985	$49,258,782	$55,878,701

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2018	September 30, 2017

Raw materials, including corn, chemicals and supplies	$5,055,548	$4,166,618
Work in process	743,673	773,978
Ethanol and distillers grains	1,368,269	744,133
Total	$7,167,490	$5,684,729

Note 4.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $21,000,000. Borrowings will be reduced by $3,600,000 every year starting July 1, 2019 until July 1, 2024 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $14,750,000 and $3,000,000, respectively, on the revolving term loan at March 31, 2018 and September 30, 2017.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Related-Party Transactions

The Company had the following related-party activity with members during the three and six months ended March 31, 2018 and 2017:

Corn Commitment:
March 31, 2018

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,707,326	1,630,000	April 2019	$213,826

Corn Purchased:
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Related Parties	$11,992,132	$10,015,232	$19,921,289	$19,651,606

Note 6.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $20,313,536 and $37,139,032, respectively, for the three and six months ended March 31, 2018. Revenues with this entity were $21,915,972 and $45,272,635, respectively for the three and six months ended March 31, 2017. Trade accounts receivable of $1,369,872 were due from this entity as of March 31, 2018. As of March 31, 2018, the Company had ethanol unpriced sales commitments with this entity of approximately 11.6 million gallons through June 2018.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $4,759,804 and $8,435,280, respectively, for the three and six months ended March 31, 2018. Revenues with this entity were $3,388,441 and $7,148,895, respectively, for the three and six months ended March 31, 2017. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $658,522 were due from this entity as of March 31, 2018. The Company had distillers grain sales commitments with this entity of approximately 4,758 tons, for a total sales commitment of approximately $694,104.

As of March 31, 2018, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $5.4 million. These contracts mature at various dates through June 2019. The Company also had basis contract commitments with unrelated parties to purchase 81,000 bushels of corn. These contracts mature at various dates through December 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit will be reduced over time as the Company makes payments under the agreement. At March 31, 2018, the remaining commitment was approximately $1.9 million.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of March 31, 2018, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 309,600 MMBtu's maturing at various dates through October 2018.

The Company signed contracts with unrelated parties for the installation of a grain drying and cooling system. The total commitments are for $11.6 million plus a potential performance bonus of $450,000. The Company made progress payments of $9.7 million under this contract through March 31, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the third quarter of fiscal year 2018.

The Company has an agreement with an unrelated party for fermentation expansions. The total commitment is for $2.5 million. Through March 31, 2018, the Company made progress payments of $.6 million. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the fourth quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2018	September 30, 2017
Derivative assets - corn contracts	$74,163	$506,187
Derivative assets - ethanol contracts	8,631	—
Derivative liabilities - corn contracts	(214,738)	(275)
Derivative liabilities - ethanol contracts	—	(12,310)
Derivative liabilities - natural gas contracts	—	(1,980)
Cash held by (due to) broker	895,424	(62,956)
Total	$763,480	$428,666

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(54,180)	$(124,170)	$(21,630)	$(213,672)
Unrealized gain (loss)	(7,644)	196,742	8,631	61,185
Total effect on revenues	(61,824)	72,572	(12,999)	(152,487)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	45,525	589,775	420,725	1,184,481
Unrealized (loss)	(681,838)	(451,025)	(646,488)	(1,012,163)
Total effect on corn cost	(636,313)	138,750	(225,763)	172,318
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	(11,840)	(16,620)	30,939	2,990
Unrealized gain (loss)	(7,010)	—	14,290	—
Total effect on natural gas cost	(18,850)	(16,620)	45,229	2,990
Total effect on cost of goods sold	(655,163)	122,130	(180,534)	175,308
Total gain (loss) due to derivative activities	$(716,987)	$194,702	$(193,533)	$22,821

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$82,794	$82,794	$—	$—

Liabilities, derivative financial instruments	$214,738	$214,738	$—	$—

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$506,187	$506,187	$—	$—

Liabilities, derivative financial instruments	$14,565	$14,565	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The potential for additional ethanol demand through higher level blends of ethanol, including E15 and E85;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol, distillers grains and corn oil;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Negative impacts resulting from recent tax reform legislation;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure; and

•
Negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners; and

•	Decreased export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States.

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

Recent Events
Effective February 23, 2018, we entered into an amendment (the “Amendment”) to our Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017. CoBank, ACB (“CoBank”) continues to have a participation interest in the underlying loans issued under the Credit Agreement and continues to serve as administrative agent for the Credit Agreement. The Amendment modifies the Credit Agreement to add an additional financial fiscal year covenant requiring Debt Service Coverage Ratio of not less than 1.50 to 1.00 at the end of each of the Company’s fiscal years. Under the Amendment, Debt Service Coverage Ratio is defined as: (a) net income (after taxes), plus depreciation and amortization, minus non-cash investment income (plus loss), minus extraordinary gains (plus losses), minus gains (plus loss) on asset sale; divided by (b) $3,600,000 (all as determined in accordance with the Accounting Standards).

In connection with the execution of the Amendment, we entered into an Amended and Restated Revolving Term Promissory Note dated February 23, 2018 with the Lender (the “Restated Revolving Term Note”) which amended, restated and superseded the Revolving Term Promissory Note dated July 3, 2017 (the “Prior Revolving Term Note”). The Restated Revolving Term Note amends the Prior Revolving Term Note to increase the aggregate principal amount that Lender may loan to us under the Restated Revolving Term Note from $18,000,000 to $21,000,000 and to amend the maximum commitment amount reduction schedule as follows:

Maximum Commitment Amount	From	Up to and Including
$17,400,000	July 1, 2019	June 30, 2020
$13,800,000	July 1, 2020	June 30, 2021
$10,200,000	July 1, 2021	June 30, 2022
$6,600,000	July 1, 2022	June 30, 2023
$3,000,000	July 1, 2023	July 1, 2024

The Restated Revolving Term Note expires on July 1, 2024. All other terms and conditions set forth in the Restated Revolving Term Note remain the same as set forth in the Prior Revolving Term Note. As of March 31, 2018, the outstanding amount payable by the Company under the Restated Revolving Term Note was $14,750,000.

In connection with the execution of the Credit Agreement, we also entered into an Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 with the Lender (the “Restated Letter of Credit Note”) which amended, restated and superseded the Revolving Letter of Credit Promissory Note dated July 3, 2017 (the “Prior Letter of Credit Note”) to reduce the aggregate principal amount the Lender may loan us under the Restated Letter of Credit Note from $2,134,000 to $1,937,400 to reflect payments made by the Company against the Prior Letter of Credit Note. All other terms and conditions set forth in the Restated Letter of Credit Note remain the same as set forth in the Prior Letter of Credit Note. As of March 31, 2018, the outstanding amount committed by the Company under the Restated Letter of Credit Note was approximately $1.9 million.

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

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). In addition, on April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

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

Legal challenges are underway to the EPA's recent reductions in the RFS volume requirements, including the Final 2018 Rule as well as the denial of petitions to change the RFS point of obligation. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Further uncertainty results from the recently revealed EPA grants of a number of small refiner exemptions from the volume purchase requirements of the RFS, as well as an exemption granted to a refiner as part of bankruptcy proceedings. The joint impact of large increased in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RINs prices. RINs prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace.

Executive Summary

Highlights for the three months ended March 31, 2018, are as follows:

•Total revenues decreased 1.9%, or $.5 million, compared to the 2017 comparable period.

•Total cost of goods sold increased 1.2%, or $.3 million, compared to the 2017 comparable period.

•Net (loss) was approximately -$.4 million, which was a decrease of $.7 million when compared to the net income of $.3 million for the 2017 comparable period.

The Company entered into agreements with third parties for the installation of a grains drying and cooling system. The total commitments are for $11.6 million plus a potential performance bonus of $450,000. The Company made progress payments of $9.7 million under this contract as of March 31, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the third quarter of fiscal year 2018. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2018		2017		2018		2017

Revenue	$26,789	100.0%	$27,317	100.0%	$49,259	100.0%	$55,879	100.0%
Cost of goods sold	26,495	98.9%	26,185	95.9%	49,272	100.0%	51,550	92.3%
Gross profit (loss)	294	1.1%	1,132	4.1%	(13)	—%	4,329	7.7%
General and administrative expenses	784	2.9%	826	3.0%	1,730	3.5%	1,584	2.8%
Operating income (loss)	(490)	(1.8)%	306	1.1%	(1,743)	(3.5)%	2,745	4.9%
Other income (expense), net	97	0.4%	(6)	—%	403	0.8%	(28)	(0.1)%
Net income (loss)	$(393)	(1.4)%	$300	1.1%	$(1,340)	(2.7)%	$2,717	4.8%

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

Revenues. Total revenues decreased by 1.9% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Ethanol sales decreased by 7.3% and sales from co-products increased by 22.7% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The change in ethanol revenue was a result of a 8.0% decrease in the price per gallon received which was partially offset by a 1.1% increase in sales volume for the three months ended March 31, 2018, when compared to the three months ended March 31, 2017. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Our sales volume increased due to better production rates with the implementation of new process improvements. Ethanol revenue for the three months ended March 31, 2018 also included a $61,824 net loss for ethanol derivatives, compared to a $72,572 net gain in the same quarter for the prior period.

Sales from co-products increased by 22.7% for the three months ended March 31, 2018 from the three months ended March 31, 2017. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $1.1 million increase in distillers grain revenue. Distillers grain revenue increased as market prices increased in response to increased export demand as Argentina, the world's biggest meal exporter, suffers from continued drought.

Cost of goods sold. Cost of goods sold increased by 1.2% or approximately $.3 million, for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was primarily due to increases in corn costs, ingredients and depreciation. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased $90,478 or .5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was due to hedging losses which were partially offset by reduced bushels consumed with improved production yields as well as a 1.5% decrease in corn prices. For the three months ended March 31, 2018 corn costs included a $.6 million net loss for derivatives relating to corn costs, compared to a $.1 million net gain in the same quarter for the prior year. Corn costs represented 71.3% of cost of goods sold for the three months ended March 31, 2018, compared to 71.8% for the three months ended March 31, 2017.

Ingredient costs increased approximately 10.9% or $.2 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase was due to switching to higher priced process chemicals as required by government regulations for animal food.

Depreciation totaled approximately $.9 million an increase of $.1 million for the three months ended March 31, 2018 from the three months ended March 31, 2017. The increase in depreciation resulted from the installation of the first piece of equipment in the PureStream™ Protein project. This piece of equipment is part of the first phase of the process. The project is expected to be complete in the third quarter for fiscal year 2018.

General and administrative costs decreased by $42,333 or 5.1% for the three months ended March 31, 2018 from the three months ended March 31, 2017. The decrease is due to higher legal fees and farming expenses as well as certain relocation fees during the three months ended March 31, 2017.

Results of Operations for the Six Months Ended March 31, 2018 as Compared to the Six Months Ended March 31, 2017

Revenues. Revenues decreased by $6.6 million, or 11.8%, for the six months ended March 31, 2018 from the six months ended March 31, 2017. Ethanol sales decreased $8.1 million, or 18.0%, for the six months ended March 31, 2018 from the six months ended March 31, 2017. The change in ethanol revenue was a result of a 15% decrease in the price per gallon received as well as a 4.0% decrease in sales volume for the six months ended March 31, 2018, when compared to the six months ended March 31, 2017. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Due to EPA regulations, the Company was limited on the number of RINs it could generate in the calendar year. RINs are sold in conjunction with ethanol gallons. In order to stay compliant, during the first quarter of fiscal year 2018, the Company built up inventory levels and sales volume decreased as a result. Inventory levels remained high at the end of the second quarter of fiscal year 2018. The six months ended March 31, 2018 also included a $12,999 net loss for derivatives related to ethanol sales, compared to a $152,487 net loss in the prior period.

Sales from co-products increased by 12.8%, or $1.4 million, for the six months ended March 31, 2018 from the six months ended March 31, 2017. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Co-product revenue increased primarily due to a 17.8% increase in dried distillers grains revenue for the six months ended March 31, 2018 from the six months ended March 31, 2017. Distillers grain revenue increased as market prices climbed in response to increased export demand as Argentina, the world's biggest meal exporter, suffers from continued drought.

Cost of goods sold. Cost of goods sold decreased by 4.4% or $2.3 million for the six months ended March 31, 2018 from the six months ended March 31, 2017. The decrease was primarily due to decreases in corn costs, natural gas and railcar expense. Increases in other categories were fairly small and considered immaterial. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased by $1.8 million, or 5.0%, for the six months ended March 31, 2018 from the six months ended March 31, 2017. The decrease was due to a 1.8% decrease in corn prices, reduced production due to EPA RIN regulations and improved yields in production. For the six months ended March 31, 2018, corn costs included a $.2 million net loss for derivatives relating to future contracts, compared to a $.2 million gain for the six months ended March 31, 2017. Corn costs represented 69.2% of cost of goods sold for the six months ended March 31, 2018, compared to 69.6% for the six month March 31, 2017.

Natural gas costs decreased approximately 5.5% or $.2 million for the six months ended March 31, 2018 from the six months ended March 31, 2017. The decrease was due to lower natural gas prices, running the plant more efficiently at higher yields and lower production levels.

Railcar expenses decreased approximately $.3 million, or 25.5% for the six months ended March 31, 2018 from the six months ended March 31, 2017. The decrease is due to inspection and cleaning costs in previous year during the transition of old leases to new leases. The number of railcars leased was also reduced.

General and administrative costs increased by $.1 million or 9.3% for the six months ended March 31, 2018 from the six months ended March 31, 2017. The increase is due to additional legal fees related to environmental permits as well as research and development costs.

Other income increased $.4 million for the six months ended March 31, 2018 from the six months ended March 31, 2017. The increase is due to a settlement payment received by Lincolnway Energy in a litigation matter.

Industry Factors that May Affect Future Operating Results

During the three months ended March 31, 2018, the ethanol industry experienced steady ethanol production margins as a result of a combination of factors including the following:

•Corn prices were firm during the three months ended March 31, 2018. The price per bushel rallied for most of the quarter as the market measured the impact of a severe drought in Argentina and a dramatic acceleration in U.S. export sales. The market was further concerned about a potential reduction in U.S. corn plantings, which was confirmed by the U.S. Department of Agriculture (the “USDA”) in their March 31, 2018 planting intentions report. Farmer selling increased on the price rally and corn basis fell to historically low levels for the quarter.

•The latest estimates of supply and demand provided by the USDA held steady with 2017 ending corn stocks of 2.3 billion bushels and reduced 2018 ending corn stocks by almost 15% from over 2.4 billion bushels down to 2.1 billion bushels, reflecting improved export prospects and increasing upside price risks. In response to these estimates, corn prices rose.

•Gasoline demand during the beginning of the first quarter of fiscal year 2018 started on a somewhat weak note. But ethanol usage was 5% above the very weak consumption during the first quarter of 2017. This allowed a modest ethanol price rally to ensue. With ongoing economic growth and low unemployment, gasoline demand could improve modestly and result in a corresponding increase in ethanol demand.

•Robust export sales of U.S. ethanol to a variety of foreign consumers continued as a result of firm petroleum prices and competitive U.S. ethanol prices. Global ethanol demand as reported by the U.S. Department of Energy’s Energy Information Administration (the “EIA”) continues to increase with increased exports to various foreign markets, including China, Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in calendar year 2017 were 33% higher than exports during 2016. However, the expectations for net ethanol exports in 2018 are less optimistic and are unlikely to surpass 2017. After China made a surprise return to the market in the fourth quarter of calendar 2017, in response to the tariffs imposed by the Trump administration, the Chinese reversed course. During March 2018, China imposed an additional retaliatory tariff on ethanol imports of 15%, bringing the total tariff up to 45%. Brazilian demand from the U.S. remained steady. Management currently anticipates, at least in the short term, exports to Brazil will remain steady despite the tariff imposed in 2017. High gasoline prices and low ethanol supplies within Brazil should continue to support the flows from the U.S. to that country. Despite China’s National Development and Reform Commission, the National Energy Board and 15 other state departments efforts to expand the use and production of biofuels containing up to 10% ethanol by 2020, political considerations will predominate in the short run. China had been one of the top 3 importers of U.S. ethanol during the past 6 months. But there is now no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China. But any eventual increase in exports to China could have a positive impact on the ethanol market.

•Ethanol continues trading at a large discount to gasoline which has improved domestic and export demand somewhat, particularly among price opportunistic foreign buyers. Typically such an ethanol trading discount would also bolster the penetration of E15 blends in the domestic market. However, the joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol prices for D6 RINs (the RINs associated with corn-based ethanol). RINS prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace.

•The EPA’s maintenance in the Final 2018 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons appeared to signal continued support by the administration of the RFS for ethanol. However, given the EPA’s recent waivers of small refiner RFS obligations, the scale may have tilted in favor of “Big Oil”and the perceived investment risks for ethanol have likely increased.

•Despite the threats to export demand outlined above, the primary driving force moving our margins higher during the quarter was year over year increased domestic consumption. Year over year quarterly domestic demand increased nearly 5%. While export increases are helpful, domestic offtake constitutes 90% of overall demand, and when it improves the negative impacts of production increases are somewhat alleviated.

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

Management currently believes that our margins will improve modestly during the remainder of the fiscal year ending September 30, 2018 (“Fiscal 2018”) but continued large old crop corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline further. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. The EIA has reported that during 2017, increasing ethanol production rates outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels. According to the EIA, as of December 31, 2017, weekly ending stocks of ethanol were 19% higher than the same time last year and 20% higher than the previous five-year average. But given the increases in both domestic demand and net exports during the first three months of 2018, ending stocks of ethanol on March 31, 2018 declined to 95% of the ending stocks on March 31, 2017. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. The adjustments in the renewable volume obligations and small refiner waivers granted by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2018 Rule. The Final 2018 Rule renewable volume requirements did not include any material growth and as a result, unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains. During the first quarter of our 2018 distillers grains prices did improve as a result of rising world soybean meal prices which management believes is attributable to the Argentinian drought. Argentina is the third largest soybean producer in the world and a leading exporter of soybean meal. In addition to being an animal feed substitute for corn, distillers grains are increasingly considered a protein feed substitute for soybean meal. In 2018, strong protein meal prices have enabled distillers grains prices to rally versus corn, our basic raw material. Demand and prices for distillers grains may experience increases in the near term due to potential higher demand as a result of these higher protein meal prices raising the share of distillers grains in domestic rations. Also, management currently believes that the impact of the Chinese imposition of antidumping and countervailing duties on distillers grains produced in the U.S. has been fully absorbed into the current market and therefore should not result in further prices declines. In addition, other countries such as Mexico, Canada and South Korea have increased their imports of distillers grains. Management believes that the impact of reduced demand from China has been fully discounted in the market and that the adoption of distillers grains by other importers is positive for prices.

The Final 2018 Rule held steady the renewable volume requirements for advanced biofuels from the 2017 level and raised biomass based diesel by 100 million gallons. This could negatively impact the demand for corn oil as U.S. corn oil supplies are expected to grow by well in excess of 10%. World oilseed supplies are projected to be higher, but world soybean supplies are expected to contract modestly. The most important factor currently is the uncertainty about what the United States Government may do in regard to tariffs on a wide range of imports and the potential impact to international biodiesel flows. Large amounts of biodiesel often flow into the U.S. from Argentina and the Far East. While these flows have moderated, corn oil prices have moved to multiyear lows as U.S. production overwhelms corn oil biodiesel production capacity. Management sees little potential for an increase in corn oil prices given production increases and large trade flow uncertainty.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $7.7 million as of March 31, 2018 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and expenditures for our new PureStream™ protein process; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2018	2017
Net cash provided by (used in) operating activities	$(2,811,428)	$3,943,957
Net cash (used in) investing activities	(8,249,516)	(4,778,470)
Net cash provided by financing activities	10,698,775	572,429
Net (decrease) in cash and cash equivalents	$(362,169)	$(262,084)

Cash Flow Provided by (Used in) Operations

For the six months ended March 31, 2018, net cash used in operating activities increased by $6.8 million when compared to net cash provided by operating activities for the six months ended March 31, 2017. The increase in cash used in operating activities is due to net loss and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $3.5 million for the six months ended March 31, 2018 compared to the six months ended March 31 2017. The increase is due to initial progress payments on the installation of a grains drying and cooling system. The project is estimated to be completed in the third quarter of fiscal year 2018.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities increased by $10.1 million for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The increase is due to borrowings on our term revolver offset by distributions paid to members.
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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2018 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

During the quarter ended March 31, 2018, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.54 per bushel for May 2018 delivery to a high of $3.91 per bushel for May 2018 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2017 ranged from a low of $3.54 per bushel for May 2017 delivery to a high of $3.87 per bushel for May 2017 delivery.

The average price we received for our ethanol during the three months ended March 31, 2018 was $1.27 per gallon, as compared to $1.38 per gallon during the three months ended March 31, 2017.

During the quarter ended March 31, 2018, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.37 per gallon for April 2018 delivery to a high of $1.54 per gallon for April 2018 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2017 ranged from a low of $1.47 per gallon for April 2017 delivery to a high of $1.65 per gallon for April 2017 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net loss on corn derivative financial instruments that was included in our cost of goods sold for the three months ended March 31, 2018 was $636,313, as opposed to a net gain of $138,750 for the three months ended March 31, 2017.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended March 31, 2018 represented approximately 6.8% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.15%. We do not anticipate any significant increase in interest rates during Fiscal 2018.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2017, there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017 other than as provided below. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

Recent trade actions by the Trump Administration May Have an Adverse Effect on the Price of and Demand for Ethanol and Distiller's Grains and Negatively Affect Lincolnway Energy's Profitability.

We may experience impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including China.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page

10	10.1	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	*
	10.2	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*
	10.3	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	*

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on February 26, 2018.
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

LINCOLNWAY ENERGY, LLC

May 11, 2018	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

May 11, 2018	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)