Form 10-Q
period 2018-08-10
Lincolnway Energy, LLC
filed 2018-08-10
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 10, 2018.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2018	September 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$446,659	$690,513
Derivative financial instruments (Note 7 and 8)	360,517	428,666
Trade and other accounts receivable (Note 6)	3,070,744	3,229,474
Inventories (Note 3)	4,965,924	5,684,729
Prepaid expenses and other	309,478	375,787
Total current assets	9,153,322	10,409,169

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	7,148,360
Buildings and improvements	3,267,119	3,220,876
Plant and process equipment	83,310,689	80,951,321
Office furniture and equipment	478,800	473,517
Construction in progress	15,167,772	6,178,622
	109,372,740	97,972,696
Accumulated depreciation	(60,949,307)	(58,027,513)
Total property and equipment	48,423,433	39,945,183

OTHER ASSETS	828,695	818,971

Total assets	$58,405,450	$51,173,323

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2018	September 30, 2017
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,940,481	$3,276,755
Accounts payable, related party (Note 5)	345,431	642,726
Accrued expenses	1,420,814	1,313,244
Total current liabilities	3,706,726	5,232,725

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	13,900,000	3,000,000
Deferred revenue	333,333	444,444
Other	536,664	498,516
Total noncurrent liabilities	14,769,997	3,942,960

COMMITMENTS AND CONTINGENCIES (Notes 6)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings	938,622	3,007,533
Total members' equity	39,928,727	41,997,638

Total liabilities and members' equity	$58,405,450	$51,173,323

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 6)	$27,100,886	$26,292,741	$76,359,668	$82,171,442

Cost of goods sold (Note 6)	26,233,030	26,373,459	75,505,673	77,923,482

Gross profit (loss)	867,856	(80,718)	853,995	4,247,960

General and administrative expenses	735,719	841,842	2,465,237	2,424,853

Operating income (loss)	132,137	(922,560)	(1,611,242)	1,823,107

Other income (expense):
Interest income	19,516	680	41,447	1,662
Interest expense	(28,675)	(38,943)	(28,675)	(68,317)
Other income	199,526	—	580,784	—
	190,367	(38,263)	593,556	(66,655)

Net income (loss)	$322,504	$(960,823)	$(1,017,686)	$1,756,452

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$7.67	$(22.85)	$(24.20)	$41.77

Distributions per unit - basic and diluted	$—	$—	$25.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2018	June 30, 2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,017,686)	$1,756,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,139,546	2,891,241
Loss on disposal of property and equipment	36,123	16,001
Gain on equity dividend	(7,518)	(3,614)
Changes in working capital components:
Trade and other accounts receivable	158,730	181,829
Inventories	718,805	482,566
Prepaid expenses and other	102,251	4,513
Accounts payable	(1,461,294)	(1,462,769)
Accounts payable, related party	(297,295)	(21,159)
Accrued expenses and deferred revenue	178,829	110,763
Derivative financial instruments	68,149	245,945
Net cash provided by operating activities	1,618,640	4,201,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,711,269)	(7,081,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	53,800,000	44,500,000
Payments on long-term borrowings	(42,900,000)	(41,627,571)
Member distributions	(1,051,225)	—
Net cash provided by financing activities	9,848,775	2,872,429

Net (decrease) in cash and cash equivalents	(243,854)	(7,685)

CASH AND CASH EQUIVALENTS
Beginning	690,513	613,139
Ending	$446,659	$605,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2018 of $360,117 and 2017 of $24,467	$312,488	$55,657

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$308,020	$145,706
Construction in progress included in accrued expenses	40,439	2,228

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

Basis of presentation and other information: The balance sheet as of September 30, 2017 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2018 and for the three and nine months ended June 30, 2018 and 2017 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2017 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of June 30, 2018 and September 30, 2017.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Recently Issued Accounting Pronouncements:  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on October 1, 2018. The Company is evaluating the impact it will have on the financial statements, however it will expand certain disclosures of its revenue streams.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Ethanol, net of hedging gain (loss)	$20,779,432	$21,085,207	$57,905,465	$66,205,355
Distillers Grains	4,424,605	3,223,158	12,859,885	10,212,515
Other	1,896,849	1,984,376	5,594,318	5,753,572
Total	$27,100,886	$26,292,741	$76,359,668	$82,171,442

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2018	September 30, 2017

Raw materials, including corn, chemicals and supplies	$3,592,702	$4,166,618
Work in process	853,627	773,978
Ethanol and distillers grains	519,595	744,133
Total	$4,965,924	$5,684,729

Note 4.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $21,000,000. Borrowings will be reduced by $3,600,000 every year starting July 1, 2019 until July 1, 2024 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $13,900,000 and $3,000,000, respectively, on the revolving term loan at June 30, 2018 and September 30, 2017.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Related-Party Transactions

The Company had the following related-party activity with members during the three and nine months ended June 30, 2018 and 2017:

Corn Commitment:
June 30, 2018

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,911,437	1,380,000	June 2019	$345,431

Corn Purchased:
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Related Parties	$11,219,193	$12,174,539	$31,140,482	$31,826,145

Note 6.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $20,776,282 and $57,915,314, respectively, for the three and nine months ended June 30, 2018. Revenues with this entity were $21,096,610 and $66,369,245, respectively for the three and nine months ended June 30, 2017. Trade accounts receivable of $1,791,122 were due from this entity as of June 30, 2018. As of June 30, 2018, the Company had ethanol unpriced sales commitments with this entity of approximately 14.9 million gallons through December 2018.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $4,479,177 and $12,971,145, respectively, for the three and nine months ended June 30, 2018. Revenues with this entity were $3,769,434 and $10,918,329, respectively, for the three and nine months ended June 30, 2017. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $627,695 were due from this entity as of June 30, 2018. The Company had distillers grain sales commitments with this entity of approximately 3,675 tons, for a total sales commitment of approximately $463,000.

As of June 30, 2018, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $5.8 million. These contracts mature at various dates through July 2019. The Company also had basis contract commitments with unrelated parties to purchase 121,700 bushels of corn. These contracts mature at various dates through December 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit will be reduced over time as the Company makes payments under the agreement. At June 30, 2018, the remaining commitment was approximately $1.9 million.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of June 30, 2018, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 209,110 MMBtu's maturing at various dates through October 2018.

The Company signed contracts with unrelated parties for the installation of a grain drying and cooling system. The total commitments are for $11.9 million plus a potential performance bonus of $450,000. The Company made progress payments of $10.1 million under this contract through June 30, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the fourth quarter of fiscal year 2018.

The Company has an agreement with an unrelated party for fermentation expansions. The total commitment is for $2.7 million. Through June 30, 2018, the Company made progress payments of $2.4 million. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the fourth quarter of fiscal year 2018.

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2018	September 30, 2017
Derivative assets - corn contracts	$1,093,838	$506,187
Derivative assets - natural gas contracts	1,740	—
Derivative liabilities - corn contracts	(183,650)	(275)
Derivative liabilities - ethanol contracts	—	(12,310)
Derivative liabilities - natural gas contracts	(7,320)	(1,980)
Cash (due to) broker	(544,091)	(62,956)
Total	$360,517	$428,666

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$11,781	$(74,949)	$(9,849)	$(288,621)
Unrealized gain (loss)	(8,631)	63,546	—	124,731
Total effect on revenues	3,150	(11,403)	(9,849)	(163,890)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	317,981	120,488	738,706	1,304,969
Unrealized gain (loss)	1,050,763	(27,550)	404,275	(1,039,713)
Total effect on corn cost	1,368,744	92,938	1,142,981	265,256
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	17,820	2,500	48,759	5,490
Unrealized gain (loss)	(5,580)	960	8,710	960
Total effect on natural gas cost	12,240	3,460	57,469	6,450
Total effect on cost of goods sold	1,380,984	96,398	1,200,450	271,706
Total gain due to derivative activities	$1,384,134	$84,995	$1,190,601	$107,816

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,095,578	$1,095,578	$—	$—

Liabilities, derivative financial instruments	$190,970	$190,970	$—	$—

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$506,187	$506,187	$—	$—

Liabilities, derivative financial instruments	$14,565	$14,565	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The potential for additional ethanol demand through higher level blends of ethanol, including E15 and E85;

•	The inability to comply with the covenants and other requirements of our various loan agreements;

•	Negative impacts that hedging activities may have on our operations or financial condition;

•	Decreases in the market prices of ethanol, distillers grains and corn oil;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Negative impacts resulting from recent tax reform legislation;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the "Proposed 2019 Rule"). It is expected that the EPA will finalize the rule by November 30, 2018.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Proposed 2019 Rule is 29% below the statutory levels; therefore, if the Proposed 2019 Rule is finalized as proposed, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

On October 19, 2017, EPA Administrator Pruitt issued a letter (the "Pruitt Letter") to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). In addition, on April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

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

Despite the Pruitt Letter and the recent statements by President Trump relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the recently revealed EPA grants of a number of small refiner exemptions from the volume purchase requirements of the RFS, as well as an exemption granted to a refiner as part of bankruptcy proceedings. Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations. The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RINs prices. RINs prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace.

Legal challenges are underway to the EPA's recent reductions in the RFS volume requirements, including the Final 2018 Rule and the Proposed 2019 Rule as well as the denial of petitions to change the RFS point of obligation and the recent small refiner waivers. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, if the RFS point of obligation were changed or if the EPA continues to grant waivers to small refiners, the market price and demand would be adversely effective which would negatively impact our financial performance.

On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Proposed 2019 Rule together with the Pruitt Letter and the resulting actions taken by the EPA consistent with Pruitt Letter signals support from the EPA and the Trump administration for domestic ethanol production, there is still significant uncertainty about the level of support for the RFS the Trump administration. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Executive Summary

Highlights for the three months ended June 30, 2018, are as follows:

•Total revenues increased 3.1%, or $.8 million, compared to the 2017 comparable period.

•Total cost of goods sold decreased .5%, or $.1 million, compared to the 2017 comparable period.

•Net income was approximately $.3 million, which was an increase of $1.3 million when compared to the net (loss) of $1.0 million for the 2017 comparable period.

The Company entered into agreements with third parties for the installation of a grains drying and cooling system. The total commitments are for $11.9 million plus a potential performance bonus of $450,000. The Company made progress payments of $10.1 million under this contract as of June 30, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the fourth quarter of fiscal year 2018. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2018		2017		2018		2017

Revenue	$27,101	100.0%	$26,293	100.0%	$76,360	100.0%	$82,171	100.0%
Cost of goods sold	26,233	96.8%	26,374	100.3%	75,506	98.9%	77,923	94.8%
Gross profit (loss)	868	3.2%	(81)	(0.3)%	854	1.1%	4,248	5.2%
General and administrative expenses	736	2.7%	842	3.2%	2,465	3.2%	2,425	3.0%
Operating income (loss)	132	0.5%	(923)	(3.5)%	(1,611)	(2.1)%	1,823	2.2%
Other income (expense), net	191	0.7%	(38)	(0.1)%	593	0.8%	(67)	(0.1)%
Net income (loss)	$323	1.2%	$(961)	(3.4)%	$(1,018)	(1.3)%	$1,756	2.1%

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

Revenues. Total revenues increased by 3.1% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Ethanol sales decreased by 1.5% and sales from co-products increased by 21.4% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The change in ethanol revenue was a result of a 4.3% decrease in the price per gallon received which was partially offset by a 2.4% increase in sales volume for the three months ended June 30, 2018, when compared to the three months ended June 30, 2017. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Our sales volume increased due to better production rates with the implementation of new process improvements. Ethanol revenue for the three months ended June 30, 2018 also included a $3,150 net gain for ethanol derivatives, compared to a $11,403 net loss in the same quarter for the prior period.

Sales from co-products increased by 21.4% for the three months ended June 30, 2018 from the three months ended June 30, 2017. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $1.2 million increase in distillers grain revenue. Distillers grain revenue increased as market prices increased in response to increased export demand as Argentina, the world's biggest meal exporter, suffers from continued drought.

Cost of goods sold. Cost of goods sold decreased by 0.5% or approximately $.1 million, for the three months ended June 30, 2018 from the three months ended June 30, 2017. The decrease was primarily due to decreases in corn costs offset by increases in repairs and maintenance. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $.6 million or 3.0% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was due to hedging gains which were partially offset by higher corn prices. For the three months ended June 30, 2018 corn costs included a $1.4 million net gain for derivatives relating to corn costs, compared to a $92,938 net gain in the same quarter for the prior year. Corn costs represented 67.7% of cost of goods sold for the three months ended June 30, 2018, compared to 69.5% for the three months ended June 30, 2017.

Repairs and maintenance increased approximately 32.0% or $.4 million for the three months ended June 30, 2018 from the three months ended June 30, 2017. The increase was due to higher maintenance and repair costs on the older equipment. A large number of repairs were made to our steam tube dryers. The Company has also increased its focus on preventative maintenance to maximize production days and increase efficiency.

General and administrative costs decreased by $106,123 or 12.6% for the three months ended June 30, 2018 from the three months ended June 30, 2017. The decrease is due to higher research and development and farming expenses as well as certain relocation fees incurred during the three months ended June 30, 2017.

Results of Operations for the Nine Months Ended June 30, 2018 as Compared to the Nine Months Ended June 30, 2017

Revenues. Revenues decreased by $5.8 million, or 7.1%, for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. Ethanol sales decreased $8.3 million, or 12.5%, for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The change in ethanol revenue was a result of a 11.1% decrease in the price per gallon received as well as a 1.9% decrease in sales volume for the nine months ended June 30, 2018, when compared to the nine months ended June 30, 2017. The decrease in sales volume was due to mechanical issues in the plant. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. The nine months ended June 30, 2018 also included a $9,849 net loss for derivatives related to ethanol sales, compared to a $163,890 net loss in the prior period.

Sales from co-products increased by 15.6%, or $2.5 million, for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Co-product revenue increased primarily due to a 25.9% increase in dried distillers grains revenue for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. Distillers grain revenue increased as market prices climbed in response to increased export demand as Argentina, the world's biggest meal exporter, suffers from continued drought.

Cost of goods sold. Cost of goods sold decreased by 3.1% or $2.4 million for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation. The decrease was primarily due to decreases in corn costs, natural gas and railcar expense offset by increases in ingredients costs as well as repairs and maintenance.

Corn costs, including hedging, decreased by $2.4 million, or 4.3%, for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The decrease was due a large hedging gain and improved ethanol yields.. For the nine months ended June 30, 2018, corn costs included a $1.1 million net gain for derivatives relating to future contracts, compared to a $.3 million gain for the nine months ended June 30, 2017. Corn costs represented 68.7% of cost of goods sold for the nine months ended June 30, 2018, compared to 69.6% for the nine month June 30, 2017.

Ingredient costs increased approximately 8.7% or $.4 million for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The increase was due to switching to higher priced process chemicals as required by government regulations for animal food.

Natural gas costs decreased approximately 8.9% or $.5 million for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The decrease was due to lower natural gas prices, running the plant more efficiently at higher yields and lower production levels.

Repairs and maintenance increased approximately 20.0%, or $.6 million, for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The increase was due to higher maintenance and repair costs on the older equipment. A large number of repairs were made to our steam tube dryers. The Company has also increased its focus on preventative maintenance to maximize production days and increase efficiency.

Railcar expenses decreased approximately $.3 million, or 21.6% for the nine months ended June 31, 2018 from the nine months ended June 30, 2017. The decrease is due to inspection and cleaning costs in previous period during the transition of old leases to new leases. The number of railcars leased was also reduced.

Other income increased $.7 million for the nine months ended June 30, 2018 from the nine months ended June 30, 2017. The increase is due to a settlement payment received by Lincolnway Energy in a litigation matter.

Industry Factors that May Affect Future Operating Results

During the three months ended June 30, 2018, the ethanol industry experienced modestly rising ethanol production margins as a result of a combination of factors including the following:

•Corn prices were generally very weak during the three months ended June 30, 2018. The price per bushel rallied modestly in April but broke sharply thereafter as the market assessed the impact of generous post planting rains throughout the U.S. Corn Belt. However recent trade disputes with China, Mexico and Canada resulted in market concern for a potential reduction in U.S. agricultural exports resulting from various tariffs and sanctions resulting from these trade disputes. The soybean market fell under particularly heavy pressure and dragged corn prices down 70 cents per bushel. Farmer selling diminished on the price break and corn basis rose modestly from historically low levels.

•The latest estimates of supply and demand provided by the United States Department of Agriculture (the "USDA") held steady with 2018 ending corn stocks of 2.1 billion bushels. However, projections for 2019 ending corn stocks indicate a reduction of 25%, reflecting lower beginning stocks and a reduced crop size. Given excellent early season weather and trade war concerns, the market shrugged off any potential supply concerns and prices plummeted.

•Gasoline demand during the second quarter of calendar year 2018 rose a modest 0.7% versus 2017. Domestic ethanol usage was only 0.3% above the weak consumption during the second calendar quarter of 2017. This resulted in a modest ethanol price drop. With near 3% annualized economic growth rates topping and low unemployment rates bottoming over the next 6-9 months, gasoline demand may stagnate and result in a corresponding stagnation in ethanol demand.

•A growing U.S. economy should have contributed to modest growth in gasoline demand in the past year. Falling unemployment means more people driving to work each day. Unemployment has reached record lows in many parts of the U.S. Unfortunately, changing demographics, driving habits and vehicle choices have combined to register virtually zero growth in domestic gasoline demand over the last 3 years. Domestic ethanol demand has therefore also shown only fractional growth. What ethanol demand growth there has been has been almost wholly in exports. That export demand growth is now in serious jeopardy and could well begin a contraction. Both China and Brazil have instituted significant protective tariffs in the last 18 months. Current U.S. policy appears likely to aggravate the situation further. The industry can no longer look to exports for growth. Concurrently, the U.S. governments’ policies impacting domestic offtake of ethanol have become hostile. Exemptions for small refiner blending of ethanol have been granted wholesale and not replaced elsewhere. The possibility of the EPA allowing an E15 blend rate appears very remote. Yet ethanol production capacity growth continues in excess of 2% per year. Management is concerned about negative margin impacts and following these circumstances closely.

•Ethanol continues trading at a large discount to gasoline which has improved export demand somewhat, particularly among price opportunistic foreign buyers. Typically such an ethanol trading discount would also bolster the penetration of E15 blends in the domestic market. However, the impact of large increases in small refiner waivers granted by the EPA and the expected reductions in both Chinese and Brazilian imports continues to have a negative impact on prices for D6 RINs (the RINs associated with corn-based ethanol). RINS prices remain subdued, removing a powerful blending incentive from the ethanol marketplace.

•The EPA’s maintenance in the Proposed 2019 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons appeared to signal continued support by the Trump administration of the RFS for ethanol. However, large questions remain given the legal status of the EPA’s small refiner waivers of RFS obligations, the retirement of RINS on exported gallons and the national approval of E15 blends.

•Despite the threats to export demand outlined above, the primary driving force moving our margins higher during the quarter was year over year increased export demand. Year over year quarterly export demand increased nearly 50%. While export increases are helpful, domestic offtake constitutes 90% of overall demand, and while exports were excellent, they do vary widely over time. Given the current political climate surrounding trade, the potential impacts of increasing or decreasing exports on our margins is uncertain; however, given the current over supply in domestic ethanol inventories, any decrease in export demand will have an adverse impact on market price and negatively impact our margins.

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

Management currently believes that our margins will remain flat during the remainder of the fiscal year ending September 30, 2018 (“Fiscal 2018”). Continued large old crop corn supplies, expected large new crop supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. During 2018 to date, increasing ethanol production rates have equaled domestic E10 gasoline demand plus export growth, leading to stable ethanol inventory levels near historic highs. According to the U.S. Energy Information Administarion, as of June 30, 2018, weekly ending stocks of ethanol were 2% higher than the same time last year and 21% higher than the previous five-year average. Despite the steady domestic demand and 27% higher net exports during the first six months of 2018, ending stocks of ethanol on June 30, 2018 slightly exceeded the ending stocks on June 30, 2017. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the low domestic ethanol prices, if ethanol prices decrease further, this may not positively impact export demand. The adjustments in the renewable volume obligations and small refiner waivers granted by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the statutory requirements set forth in the Final 2018 Rule and the Proposed 2019 Rule. Neither the Final 2018 Rule nor the Proposed 2019 Rule renewable volume included any material growth and as a result, unless additional demand can be found in foreign or domestic markets, a maintenance of the continued level of ethanol stocks or any increase in domestic ethanol supply could adversely impact the price of ethanol.

Our margins have been positively impacted in the second calendar quarter of 2018 due to the higher prices received for our distillers grains. During the second calendar quarter of 2018, our distillers grains prices improved as a result of relatively firm world soybean meal prices which management believes are attributable to the Argentinian drought. Argentina is the third largest soybean producer in the world and a leading exporter of soybean meal. In addition to being an animal feed substitute for corn, distillers grains are increasingly considered a protein feed substitute for soybean meal. In 2018, strong protein meal prices have enabled distillers grains prices to rally versus corn, our basic raw material. Management currently believes that the impact of the Chinese imposition of antidumping and countervailing duties on distillers grains produced in the U.S. has been fully absorbed into the current market and therefore should not result in further prices declines. However, domestic feeding margins in cattle and hogs in particular could have a negative impact on total distillers grains domestic offtake. While we remain optimistic on distillers grains usage relative to other feed and protein sources, declining feeding margins in the red meat sector are an ongoing concern.

The Final 2019 Rule raised the renewable volume requirements for advanced biofuels from the 2018 level and left biomass based diesel unchanged. This could negatively impact the demand for corn oil as U.S. corn oil supplies are expected to grow by well in excess of 5%. World oilseed supplies are projected to be lower, and world soybean supplies are expected to contract modestly. The most important factor currently is the uncertainty about what the United States Government may do in regard to tariffs on a wide range of imports and the potential impact to international biodiesel flows. Large amounts of biodiesel often flow into the U.S. from Argentina and the Far East. While these flows have moderated, corn oil prices have moved to multiyear lows as U.S. production exceeds corn oil biodiesel production capacity. Management sees little potential for an increase in corn oil prices given production increases and large trade flow uncertainty.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $5.4 million as of June 30, 2018 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and expenditures for our new PureStream™ protein process; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2018	2017
Net cash provided by operating activities	$1,618,640	$4,201,768
Net cash (used in) investing activities	(11,711,269)	(7,081,882)
Net cash provided by financing activities	9,848,775	2,872,429
Net (decrease) in cash and cash equivalents	$(243,854)	$(7,685)

Cash Flow Provided by Operations

For the nine months ended June 30, 2018, net cash provided by operating activities decreased by $2.6 million when compared to net cash provided by operating activities for the nine months ended June 30, 2017. The decrease in cash provided by operating activities is due to net loss and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities increased by $4.6 million for the nine months ended June 30, 2018 compared to the nine months ended June 30 2017. The increase is due to initial progress payments on the installation of a grains drying and cooling system. The project is estimated to be completed in the fourth quarter of fiscal year 2018.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities increased by $7.0 million for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase is due to borrowings on our term revolver offset by distributions paid to members.
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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the June 30, 2018 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions.  We will generally not be able to pass along increased corn costs to our ethanol customers.  We are subject to various material risks related to the availability and price of corn, many of which are beyond our control.  For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If our corn costs were to increase $.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year.

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

During the quarter ended June 30, 2018, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.39 per bushel for July 2018 delivery to a high of $4.12 per bushel for July 2018 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2017 ranged from a low of $3.56 per bushel for July 2017 delivery to a high of $3.92 per bushel for July 2017 delivery.

The average price we received for our ethanol during the three months ended June 30, 2018 was $1.32 per gallon, as compared to $1.38 per gallon during the three months ended June 30, 2017.

During the quarter ended June 30, 2018, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.36 per gallon for July 2018 delivery to a high of $1.54 per gallon for July 2018 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2017 ranged from a low of $1.45 per gallon for July 2017 delivery to a high of $1.62 per gallon for July 2017 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended June 30, 2018 was $1,368,744, as opposed to a net gain of $92,938 for the three months ended June 30, 2017.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended June 30, 2018 represented approximately 4.7% of our total cost of goods sold for that period.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and in Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 other than as provided below. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

Recent trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries, could adversely affect our operations and profitability.

Government policies and regulations significantly impact domestic agricultural commodity production and trade flows and governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. International trade disputes can also adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

As a result of recent trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%. The increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
10	10.1	Amendment No. 1 to Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC**	*

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 3, 2018.
** Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
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

LINCOLNWAY ENERGY, LLC

August 10, 2018	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

August 10, 2018	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)