Form 10-K
period 2018-09-30
Lincolnway Energy, LLC
filed 2018-12-14
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes    ☐      No        ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes     ☑     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes      ☑      No          ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the units held by non-affiliates of the registrant was $36,772,027 as of March 31, 2018. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $942 book value per-unit as of March 31, 2018.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2018 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2019 annual meeting of the members of the registrant are incorporated by reference into Item 11 of Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2018

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not known, and many of which are beyond the control of Lincolnway Energy and its management.  Lincolnway Energy cannot guarantee its future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy’s various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy’s operations or financial condition;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as completion from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

i

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller's grains produced in the United States; and

•	Trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distiller’s grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 30% above the nameplate production capacity. Lincolnway Energy operated its plant at approximately 23% over nameplate capacity during the fiscal year ended September 30, 2018 (“Fiscal 2018”).

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

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016

Ethanol	77%	80%	78%
Distiller’s Grain	16%	13%	17%
Corn Oil	5%	5%	3%
Carbon Dioxide/Other	2%	2%	2%
	100%	100%	100%

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
Lincolnway Energy and Eco-Energy, Inc. ("Eco-Energy") are parties to an Ethanol Marketing Agreement effective October 2, 2015 which the parties amended effective June 28, 2018. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy. Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The term of the agreement runs until September 30, 2020 and then renews for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current two year term. Lincolnway also has the right to terminate the agreement upon 60 days advance notice if Eco-Energy fails to represent a minimum of 9 ethanol production facilities in its ethanol marketing program. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.
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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 175 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between March 2019 and September 2024.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for the fiscal year ended September 30, 2018, however, by approximately 23%, with about 61,500,000 gallons of ethanol produced during that period and an average daily production of 175,500 gallons. This is a 1.6% decrease from the prior fiscal year due to production and regenerative thermal oxidizer issues. Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar rate during the fiscal year ending September 30, 2019 ("Fiscal 2019").

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2018, 2017 and 2016 accounted for approximately 77%, 80% and 78%, respectively, of Lincolnway Energy's total revenues during those periods.

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

Lincolnway Energy entered into a Distiller’s Grain Off-Take Agreement with Gavilon Ingredients, LLC effective January 1, 2014. Under this agreement, Gavilon was required to purchase all of the distiller’s grains produced at Lincolnway Energy’s ethanol plant. The purchase price was the corresponding price being paid to Gavilon for the distiller’s grains in question, less certain logistics costs and a service fee. Gavilon was required to use commercially reasonable efforts to achieve the highest price available under prevailing marketing conditions.

On September 22, 2017, Lincolnway Energy entered into an Amended and Restated Distiller's Grain Off-Take Agreement with Gavilon which became effective October 1, 2017. Under the amended and restated agreement, Gavilon is required to purchase all of the distiller's grains and all of the PureStream™ protein products produced at Lincolnway Energy's ethanol plant. Gavilon will market the distiller's grains on a global basis and the PureStream™ protein products in certain states. Gavilon will receive a marketing fee less certain logistics costs. Upon expiration of the initial term on October 1, 2020, the amended and restated agreement will renew for successive renewal terms unless either Lincolnway Energy or Gavilon give the other written notice at least 90 days prior to the end of the then current term.

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

Lincolnway Energy's primary means of shipping and distributing distiller’s grain and PureStream™ protein products is by rail and truck.  Local livestock producers are also able to pick up distiller’s grains directly from the ethanol plant. Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller’s grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019.

Lincolnway Energy produced approximately 170,600 tons of distiller’s grains during the fiscal year ended September 30, 2018, or approximately 14,200 tons of distiller’s grains per month.  The composition of the distiller’s grains was approximately 34% wet distiller’s grains and 66% dried distiller’s grains. Dried distiller’s production was approximately the same as the prior fiscal year. Lincolnway Energy anticipates distiller’s grains production to decrease during Fiscal 2019 with the completion of the new PureStream™ protein process.

Lincolnway Energy's revenues from the sale of distiller’s grains during the fiscal years ended September 30, 2018, 2017 and 2016 accounted for approximately 16%, 13% and 17%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stillage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 8,500 tons of corn oil per year at the plant.  Lincolnway Energy’s corn oil sales were approximately $5,545,000, $6,054,000 and $3,475,000 respectively, for the fiscal years ended September 30, 2018, 2017 and 2016, which represented approximately 5%, 5% and 3% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's corn oil production increased approximately 8% during the fiscal year ended September 30, 2018 when compared to the prior fiscal year. The increase resulted from the implementation of various process improvements.

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

According to the Renewable Fuels Association (the “RFA”), based on U.S. ethanol exports through June 2018 which increased by 33% as compared to the same period in 2017, U.S. ethanol exports in 2018 are on pace to shatter the 2017 record exports of 1.38 billion gallons. In the first half of 2018, Brazil, Canada, India, China, South Korea and the Philippines represented the top export markets with exports to Brazil up 28% over the same period in 2017 and exports to Canada up 8% over the same period in 2017. Exports to India increased over 20% as compared to the same period in 2017 due to strong industrial sector demand within India.

Although China is included in the top export markets during the first half of 2018, approximately 99% of the exports to China occurred in the first three months of 2018 and since then U.S. ethanol exports to China have reduced to nearly zero due to increased tariffs. As a result of recent trade actions announced by the Trump administration on April 2, 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45% which has led to the loss of China as a current export market. On September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. Although the U.S. ethanol industry hoped that this joint plan would support increased exports to China, in light of the recent implementation of a significant tariff on imports of U.S. ethanol into China there has been little positive impact on domestic exports to China resulting from this joint plan and there is no guarantee that any such positive impacts will develop.

Ethanol export demand remains more unpredictable than domestic demand given the vagaries of political and monetary forces in other countries. While Chinese imports of U.S. ethanol have collapsed as a result of the tariffs imposed on U.S. ethanol, other importers of U.S. ethanol are more flexible and responsive to market forces. According to the United States Department of Agriculture (the “USDA”) Foreign Agriculture Service, year-to-date domestic ethanol exports through August 31, 2018 were up 27% when compared to the prior period in 2017 and Brazil remained the largest export destination for U.S. ethanol accounting for 32% of domestic ethanol exports. Ethanol exports to Brazil increased despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade (CAMEX). A rise in crude oil prices and the domestic price of high gasoline blends in Brazil has made ethanol importation economic even after paying the tariff. It remains to be seen if Brazil’s CAMEX will raise tariffs further in response, especially as new corn ethanol plants come on line in Brazil.

The wide discount of U.S. ethanol to gasoline has also caused other countries to increase imports and 2018 U.S. ethanol exports should exceed the record set in 2017. However, the tariffs imposed by China and Brazil on ethanol imports from the U.S. combined with the potential for the imposition of tariffs on U.S. ethanol by other countries due to the trade disputes may reduce ethanol exports. In addition, ethanol export demand is generally less predictable than domestic demand and is prone to fluctuations in response to monetary and political factors in other countries. For instance, the strengthening of the U.S. dollar may negatively impact ethanol exports from the United States.

Although the forecast for ethanol exports for 2018 remains strong, any further increase in tariffs or other economic factors that impact the demand for exports of domestic ethanol will have a negative impact on prices for ethanol produced in the United States.

World-wide acceptance of distiller’s grains as an animal feed with both desirable starch and protein properties has continued to advance.

Historically, the United States ethanol industry exported a significant amount of distiller’s grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distiller’s grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision.  China also increased the anti-subsidy duties from a range from 10% to 10.7% in its preliminary decision to a range from 11.2% to 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets

Despite the virtual elimination of exports to China due to the anti-dumping duties, according to the USDA Foreign Agriculture Service, U.S. distiller’s grains exports through August 31, 2018 increased 8.6% over the same period in 2017. The principal export markets for U.S. distiller’s grains during the first 8 months of 2018 include Mexico, South Korea, Vietnam, Thailand, Indonesia and Turkey which accounted for approximately 58% of the total U.S. distiller’s grain exports. Shipments of distiller’s grains to Southeast Asia increased 90% year over year due to growing demand for protein. On September 1, 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distiller’s grains which had been in place since December 2016. Prior to the implementation of the suspension, Vietnam had historically been a substantial export market for U.S. distiller’s grains representing the third largest export market for U.S. distiller's grains. The lift of this suspension has led to increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will continue to achieve significant growth.

Prices for distillers grains in 2017 were similar to the levels achieved in 2016 as the market sought replacement for Chinese demand. Mexico, Turkey and Southeast Asia have increased their offtake and thus far in 2018, prices achieved as a percentage of corn have exceeded those achieved in both 2017 and 2016. U.S. domestic offtake has remained steady despite some weakness in animal feeding margins. During August and September 2018, distiller’s grains prices have been virtually flat. This may be considered a positive as U.S. corn prices fell 6% during that same period.

World demand for U.S. beef has risen as diets continue to improve worldwide to include increased animal protein. This could signal that exports of distiller’s grains may continue to increase during the first quarter of Fiscal 2019 which could positively impact the market price for distiller’s grains.

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

The principal raw material necessary to produce ethanol, distiller’s grain and corn oil is corn. Lincolnway Energy is significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, Lincolnway Energy cannot predict the future price of corn. The market price of ethanol is not correlated to corn prices. Lincolnway Energy, like most ethanol producers, is not able to compensate for increases in the cost of corn through adjustments in its prices for its ethanol. Lincolnway Energy does see increases in the prices of its distiller’s grain during times of higher corn prices. However, given that ethanol sales comprise the majority of Lincolnway Energy’s revenues, the inability of the Company to adjust its ethanol prices can result in a negative impact on its profitability during periods of high corn prices.

In order to produce approximately 62,500,000 gallons of ethanol per year, Lincolnway Energy needs approximately 21,186,000 bushels of corn per year at its ethanol plant. Lincolnway Energy purchased 21,010,865 bushels of corn during fiscal year ended September 30, 2018 and 21,677,804 and 20,703,796 bushels during the fiscal years ended September 30, 2017 and 2016, respectively.

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

On November 8, 2018, the USDA released a report estimating the 2018 corn crop at 14.6 billion bushels, which is less than .5% larger than the 2017 production, with yields averaging 178.9 bushels per acre. These projections are in line with trade expectations.

Corn prices remained steady during the fiscal year ended September 30, 2018 compared to the same period in 2017 within a slightly narrower range. Lincolnway Energy’s management expects that corn prices will continue to remain depressed through the first two quarters of Fiscal 2019 as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, due to unforeseen circumstances, unless Lincolnway Energy can increase the price it receives for its ethanol and distiller’s grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

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

Natural Gas
The Company has natural gas pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.7 million MMBTUs of natural gas for $6.0 million during the fiscal year ended September 30, 2018.
Electricity and Water
Lincolnway Energy's ethanol plant also requires a significant amount of electricity and water. Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity. Approximately 145,000 kWh of electricity are used per day of production.

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

In the fiscal year ended September 30, 2017 ("Fiscal 2017"), several technology improvements were made in the distillation area increasing efficiencies in ethanol production and energy usage. Also in Fiscal 2017, the Company began a large capital project to install a new drying and cooling system designed to aid in the development of Lincolnway Energy's new high quality species specific animal feed, PureStream™ protein. This project is anticipated to be completed in the second quarter of Fiscal 2019.
Lincolnway Energy continues to monitor technological developments in the industry, especially those aimed at increasing operating or production efficiencies. Research is currently being conducted on various processes.

Competition
Domestic Ethanol Competitors
Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and volatile corn prices. According to the RFA, as of October 22, 2018, there were 205 ethanol plants in the United States capable of producing 16.7 billion gallons based on nameplate capacity and two plants under expansion or construction with capacity to produce an additional 167 million gallons. Further, the RFA estimates that virtually none of the ethanol production capacity in the United States is currently idled.
The top five producers account for approximately 43% of production.  Lincolnway Energy is in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than Lincolnway Energy and each of which is producing significantly more ethanol than Lincolnway Energy produces. In addition, Lincolnway Energy believes that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production.
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
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Under the Renewable Fuel Standard (the "RFS"), 15 billion gallons of corn-based ethanol was mandated during 2018 when U.S. ethanol production was estimated to exceed 16 billion gallons. Many in the ethanol industry are concerned that certain provisions of the RFS may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol produced by Lincolnway Energy. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend advanced biofuels. Energy Information Administration (the "EIA") data shows that during the first eight months of 2018, U.S. ethanol imports decreased to 21 million gallons from 42 million gallons in the first eight months of calendar 2017. Increases in imports from Brazil may occur due to the stronger United States Dollar compared to the Brazilian Real along with favorable prices for sugarcane based ethanol in the United States, specifically in California. Any increase in ethanol imports from Brazil in Fiscal 2019 will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
Although ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Competition and Smaller Competitors
Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Ethanol Producers Magazine estimates, as of October 22, 2018, Iowa had 44 ethanol refineries in production, with a combined nameplate capacity to produce 4.5 billion gallons of ethanol.
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

Distiller’s Grain Competition
Ethanol plants in the Midwest produce the majority of distiller’s grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains. According to the RFA's Ethanol Industry Outlook 2018 (the “RFA 2018

Outlook”), ethanol plants produced more than 42 million metric tons of distiller’s grains and other animal feed in 2017.  The Company competes with other producers of distiller’s grains products both locally and nationally.
The primary customers of distiller’s grains are dairy and beef cattle, according to the RFA 2018 Outlook. In recent years, an increasing amount of distiller’s grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distiller’s grains. In addition, the Company has developed a new high quality species specific animal feed which it has branded as PureStream™ protein which it currently intends to market to the growing swine and poultry markets in Iowa. When compared to traditional distiller's grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. The Company's new PureStream™ protein products could enable the Company to further expand these markets. However, no assurance can be given that these markets will in fact develop or expand, or if they do, that the Company will benefit from such development or expansion.
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
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the “Final 2018 Rule”). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.
On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the “Proposed 2019 Rule”). On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable rule at 19.92 billion gallons of renewable fuels per year and maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Final 2019 Rule")."
Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels; therefore, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. The timetable for the consideration of the proposed rule is expected to overlap with the annual standard-setting rulemaking, therefore, it is expected that the proposed rule will also include the applicable renewable volume obligations for 2020. The rule is scheduled to be proposed in January and finalized by December 2019.
On October 19, 2017, EPA Administrator Pruitt issued a letter (the “Pruitt Letter”) to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-round use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). In addition, on April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.
On October 8, 2018, President Trump directed the EPA to begin rulemaking to permit the sale of E15 year round and the President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. However, the EPA has not yet taken steps to enact the year round sale of E15 and its is unclear when the EPA may take such action. Also, any final rule from the agency is susceptible to legal challenges.
The Pruitt Letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences purchasing decisions by obligated parties. Consistent with the position in his letter, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change.
Despite the Pruitt Letter and the recent actions by President Trump relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the recently revealed EPA grants of a number of small refiner exemptions from the volume purchase requirements of the RFS, as well as an exemption granted to a refiner as part of bankruptcy proceedings. When the EPA issues waivers to the refineries, the refineries are no longer required to earn or purchase blending credits known as "RINS". Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations. The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RIN prices. RIN prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace. The reduction in RIN prices can also have an adverse impact on ethanol prices. If the EPA continues to grant discretionary waivers and the RIN prices continue to fall, it could negatively affect ethanol prices.
Legal challenges are underway to the EPA’s recent reductions in the RFS volume requirements, including the Final 2018 Rule and the Proposed 2019 Rule as well as the denial of petitions to change the RFS point of obligation and the recent small refiner waivers. If the EPA’s decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, if the RFS point of obligation were changed or if the EPA continues to grant waivers to small refiners, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance.
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
Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Proposed 2019 Rule together with the Pruitt Letter, President Trump’s directive relating to permitting the year round sale of E15 and the resulting actions taken by the EPA consistent with the Pruitt Letter signals support from the EPA and the Trump administration for domestic ethanol production, there is still significant uncertainty about the level of support for the RFS within the Trump administration. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2020.

Higher Ethanol Blends

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, there are currently more than 22 million flexible fuel vehicles capable of operating on fuel blends up to 85% ethanol in the United States and major automakers such General Motors, Ford/Mercury/Lincoln,Chrysler/Dodge/Jeep, Toyota, Audi and Mercedes-Benz have available flexible fuel models and have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that as of March 2018 there were more than 3,200 retail gasoline stations supplying E85 in over 40 states.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.
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
E15 is a blend of gasoline of up to 15% ethanol.   In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred. According to Growth Energy, as of September 30, 2018, there were 1,628 retail stations selling E15 in 30 states, up from 1,043 stations as of October 5, 2017. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season. However, On October 8, 2018, President Trump directed the EPA to begin rulemaking to expand the One-Pound Waiver to E15 so it can be sold year round. The

President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019; however, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action. Also, any final rule from the agency is susceptible to legal challenges.
In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. The USDA biofuels infrastructure partnership program has provided $210 million to fund the installation of new ethanol infrastructure at more than 1,400 stations in 29 states. Installations began in 2016 and are expected to be completed in 2018, which will significantly increase the number of stations selling both E15 and E85.

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

The Company has obtained all of the necessary permits to operate the plant. Although Lincolnway Energy has been successful in obtaining all of the permits currently required, any retroactive change in environmental or other applicable regulations, either at the federal or state level, could require the Company to obtain additional or new permits or spend considerable resources in complying with such regulations.

Dependence on One or a Few Major Customers
As discussed above, Lincolnway Energy has marketing agreements with certain third parties for the purpose of marketing and distributing of its principal products, ethanol and distiller’s grain. Currently, Lincolnway Energy does not have the ability to market its ethanol and distiller’s grains internally should its third party marketers be unable or refuse to market these products at acceptable prices.  However, Lincolnway Energy anticipates that it would be able to secure competitive marketers should it need to replace any of its current marketers for any reason.

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
Employees

As of November 30, 2018, Lincolnway Energy had 43 employees, with 4 open positions.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2018, 2017 and 2016 were produced in the United States and all of its long-lived assets are domiciled in the United States.

As discussed above, Lincolnway Energy has engaged third-party marketers who decide where to market Lincolnway Energy’s ethanol and distiller’s grains and the Company has no control over the marketing decisions made by its third-party marketers. These third-party marketers may decide to sell Lincolnway Energy’s products in countries other than the United States. Although exports of ethanol and distiller’s grains produced in the United States have increased in the past several years, despite such increase and the potential for the sale of Lincolnway Energy’s products in the international market by its marketers, the Company anticipates that its products will still be marketed and sold principally in the domestic market.

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

Risks Relating to Lincolnway Energy and Its Business

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues.     Although Lincolnway Energy's ethanol plant produces distiller’s grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 77%, 80% and 78% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 15.84 billion gallons in 2017. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments, increases in, or the imposition of new, foreign tariffs and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

Lincolnway Energy anticipates the price of ethanol to continue to be volatile during Fiscal 2019 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply which may be offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time.

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

Demand For Ethanol May Not Continue To Grow Unless Ethanol Can Be Blended Into Gasoline In Higher Percentage Blends For Conventional Automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 and E85 in the marketplace including the recent actions by President Trump to authorize the sale of E15 year round, there are still obstacles to meaningful market penetration by E15 and E85. As a result, the availablity of E15 and E85 may not significantly increase demand for ethanol

A Reduction In Ethanol Exports To Brazil Due To The Imposition By The Brazilian Government Of A Tariff On U.S. Ethanol Could Have A Negative Impact On Ethanol Prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017 Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. Although the imposition of this tariff has not materially reduced exports of U.S. ethanol to Brazil during 2018, changes in the economic circumstances within Brazil, decreases in the price of sugar leading to more cost-effective production of sugarcane based ethanol or increases to the tariff may result in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

The Chinese Antidumping and Counterveiling Duty Investigation and Anti-Subsidy Duty May Have a Negative Effect on the Price of and Demand for Distiller’s Grains in the U.S. and Negatively Affect Lincolnway Energy’s Profitability. On January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distiller’s grains imported from the United States which contributed to a decline in distiller’s grains shipped to China. China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States and implemented an anti-subsidy duty on September 30, 2016. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and established anti-subsidy duties at a range between 11.2% and 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties create significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. If alternative markets are not found, the failure of China to return as a significant export market for U.S. distiller's grains combined with lower domestic corn prices could negatively impact the Company’s ability to profitably operate its ethanol plant.
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

If The Company’s Marketers Fail To Sell All Of The Ethanol And Distiller’s Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distiller’s grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distiller’s grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distiller grains; representing 93% of the Company’s revenues in Fiscal 2018. The inability of the Company’s marketers to sell all of the ethanol and distiller's grains produced by the Company, or their inability to sell such products at prices that allow the Company to operate profitability, could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Although management believes that the Company could secure alternative marketers, if either of the current marketers fails to or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

Lincolnway Energy May At Times Be Leveraged And Have Debt And Debt Service Requirements.  Lincolnway Energy will have loans outstanding from time to time, and may at times be highly leveraged. The use of leverage creates risks.  For example, if Lincolnway Energy ever became unable to generate profits and cash flow to service its debt and its ongoing operations and working capital needs, Lincolnway Energy could be forced to reduce or delay capital expenditures or any expansion plans, sell assets or operations, obtain additional loans or capital or attempt to restructure its loans and other debt.  Lincolnway Energy also may not be able to renew, extend or replace any existing loans or financing arrangements it may have in place from time to time.  If any of those events occur, Lincolnway Energy will need to attempt to obtain additional financing through the sale of additional units or debt in Lincolnway Energy or through additional loans from other lenders, but there is no assurance that any of those steps would be successful.

Lincolnway Energy must also comply with the various restrictions and covenants included as part of Lincolnway Energy's credit and loan agreements.  The restrictions and covenants include prohibitions or limitations on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy's members.  The credit and loan agreements also require Lincolnway Energy to maintain various financial ratios and other similar financial covenants.  On September 13, 2018, we received a waiver of compliance from our lenders waiving compliance with its Debt Service Coverage Ratio covenant for the period ended September 30, 2018. We were in compliance with all other covenants as of September 30, 2018. If the Company fails to satisfy the financial covenants there is no guarantee that our lenders will provide similar waivers. If we violate these covenants, or any of the other terms of our credit and loan agreements and we are unable to secure a waiver from our lenders, our lenders could deem us in default and require us to immediately repay any outstanding balances. These restrictions and requirements may also limit Lincolnway Energy's flexibility in planning for, or reacting to, competition or changes in the ethanol industry and Lincolnway Energy's ability to pursue other perceived business opportunities.

Lincolnway Energy's loans are secured by liens on all of Lincolnway Energy's assets, and if Lincolnway Energy breaches any of its agreements with its lenders, the lenders will be able to foreclose on Lincolnway Energy's assets.

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the EPA approved the use of E15 in June 2012, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles and prohibited year round sales of E15. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. Despite the increases in infrastructure for E15 in recent years and the recent actions by President Trump to authorize the year round sale of E15, there will likely need to be further government subsidies and support, however, in order to cause service stations to install those types of pumps on a larger scale. In addition there will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

The supply and cost of other inputs needed by Lincolnway Energy can also vary greatly, such as natural gas, electric and other energy costs. Lincolnway Energy's ethanol plant currently utilizes natural gas as its primary energy source, and

Lincolnway Energy estimates that natural gas costs will, on average, make up approximately 5% of Lincolnway Energy's annual total operating costs. The prices for and availability of natural gas are subject to numerous market conditions and factors which are beyond Lincolnway Energy's control. Significant disruptions in the supply of natural gas would impair Lincolnway Energy's ability to produce ethanol, and increases in natural gas prices or changes in Lincolnway Energy's natural gas costs relative to the costs paid by Lincolnway Energy's competitors would adversely affect Lincolnway Energy's competitiveness and results of operation and financial position.

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

Lincolnway Energy Competes With Larger, Better Financed Entities, Which Could Negatively Impact The Ability To Operate Profitably. There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants throughout the Midwest and elsewhere in the United States.  The Company’s business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than the Company, and from other plants similar to the Lincolnway Energy plant.  Large ethanol producers such as Archer Daniels Midland, Flint Hills Resources LP, Green Plains Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than the Company produces. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. The Company may not be able to compete with these larger entities.
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

Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offers a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022 (although recent actions by the EPA have reduced the statutorily required volume requirements for 2014, 2015, 2016, 2017, 2018 and 2019). Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, a few companies have reportedly already begun producing on a commercial scale and a few companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

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

Tank Cars Used To Transport Crude Oil And Ethanol May Need To Be Retrofitted Or Replaced To Meet Proposed New Rail Safety Regulations. The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Company has leased approximately 175 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation (the "DOT") to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. The DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standards and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final regulations could require upgrades or replacements of the Company’s tank cars and could have an adverse effect on the Company’s operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the “Final 2018 Rule”). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels.

On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the “Proposed 2019 Rule”). It is expected that the EPA will finalize the rule by November 30, 2018.

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance

Our operations could be adversely impacted by legislation, EPA actions or actions of the Trump administration that may reduce the RFS mandate including the continued granting of waivers of the RFS renewable volume obligations for certain small refiners. Similarly, should federal mandates regarding renewable volume obligations be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

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
Lincolnway Energy May Become Subject To Various Environmental And Health And Safety And Property Damage Type Claims And Liabilities.  The nature of Lincolnway Energy's operations will expose it to the risk of environmental and health claims, safety claims and property damage claims. For example, if any of Lincolnway Energy's operations are found to have polluted the air or surface water or ground water, such as through an ethanol spill, Lincolnway Energy could become liable for substantial investigation, clean-up and remediation costs, both for its own property and for the property of others that may have been affected by the pollution or spill. Those types of claims could also be made against Lincolnway Energy based upon the acts or omissions of other persons, including persons transporting or handling ethanol. Environmental and property damages claims and issues can also arise due to spills, losses or other occurrences arising from events outside of Lincolnway Energy's control and which are possible in Lincolnway Energy's business, such as fire, explosions or blowouts.
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

Risks Relating To Lincolnway Energy's Units

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be rented for farming during Fiscal 2019.

DuPont Danisco Cellulosic Ethanol, LLC ("DDCE") purchased approximately 59.05 acres of real estate from Lincolnway Energy in October, 2011. The real estate is located to the southwest of the real estate on which Lincolnway Energy's ethanol plant is located. DDCE constructed a cellulosic ethanol plant on the real estate. Lincolnway Energy and DDCE entered into a Load Out Services Agreement in October 2011. The Load Out Services Agreement provides, in general, that DDCE will construct an aboveground pipeline from DDCE's plant to a holding tank on Lincolnway Energy's property, and that Lincolnway Energy will load out DDCE's product at Lincolnway Energy's rail or truck facilities. The Load Out Services Agreement sets forth the various fees and other amounts that DDCE will pay to Lincolnway Energy for those services, as well as allocating various costs and expenses between Lincolnway Energy and DDCE. The Load Out Services Agreement provides that if it is terminated, then Lincolnway Energy will grant DDCE an easement for the purpose of DDCE constructing its own rail tracks, and that Lincolnway Energy and DDCE will also at that time enter into a track usage agreement that will address how Lincolnway Energy and DDCE will jointly use certain tracks of Lincolnway Energy and other related matters. Lincolnway Energy completed the construction of the tank; however, DDCE never began production as it ceased operations at this cellulosic ethanol plant. On November 9, 2018, DDCE announced it had entered into an agreement to sell the facility to a third party that intends to operate a renewable natural gas facility using corn stover and other cellulosic crop residues at the site.

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

In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct.  This ruling is in addition to the prior favorable court decisions on non-infringement.  CleanTech has asked the Court to reconsider its decision regarding inequitable conduct. In addition, CleanTech's appeal concerning its loss on summary judgment is currently pending and being briefed in the Court of Appeals for the Federal Circuit.
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

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 30, 2018, which were held of record by 952 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

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

The Operating Agreement also establishes restrictions on the sale, assignment or other transfer of units, providing that a member may not sell, transfer, assign or otherwise dispose of or convey any units, whether voluntarily or involuntarily, or grant a security interest in any units, except in compliance with the Operating Agreement. All transfers require the prior written approval of the board of Lincolnway Energy and compliance with the policies and procedures adopted from time to time by the board.  The board is authorized to adopt and implement those policies and procedures for any reasonable purpose, as determined by the board.  The policies and procedures adopted by the board regarding the assignment of units are referred to as the unit assignment policy.

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

The payment of distributions to members by Lincolnway Energy is within the discretion of the Board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The payment of distributions is also subject to Lincolnway Energy's compliance with various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members if Lincolnway Energy fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements

Lincolnway Energy declared a distribution on December 11, 2017 in the amount of $25 per unit, resulting in an aggregate distribution of $1,051,225. The Company did not make any distributions in Fiscal 2017.

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ and the Industry Index on September 30, 2013. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2018
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2013
2014
2015
2016
2017
2018
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

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2018	2017	2016	2015	2014
Revenue	$102,050,976	$110,845,184	$101,141,768	$115,927,769	$147,334,193
Cost of goods sold	102,333,910	103,151,272	99,340,675	110,311,445	125,501,344
Gross profit (loss)	(282,934)	7,693,912	1,801,093	5,616,324	21,832,849
General and administrative expenses	3,236,616	3,136,379	3,379,164	2,952,005	3,771,961
Operating income (loss)	(3,519,550)	4,557,533	(1,578,071)	2,664,319	18,060,888
Other income (expense)	572,335	(53,685)	(62,325)	(12,755)	(34,360)
Net income (loss)	$(2,947,215)	$4,503,848	$(1,640,396)	$2,651,564	$18,026,528

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$(70.09)	$107.11	$(39.01)	$63.06	$428.70
Cash distributions per unit	$25.00	$—	$45.00	$425.00	$—

Balance Sheet Data:	2018	2017	2016	2015	2014
Working Capital	$4,483,431	$5,176,444	$5,265,892	$3,767,450	$25,489,532
Net Property Plant & Equipment	48,715,820	39,945,183	34,929,124	37,638,404	31,991,348
Total Assets	58,403,472	51,173,323	46,085,438	49,065,346	62,747,637
Long-Term Obligations	16,029,885	3,942,960	3,542,593	1,218,312	1,881,851
Members' Equity	37,999,198	41,997,638	37,493,790	41,026,391	56,245,652
Book Value per Member Unit	$904	$999	$892	$976	$1,338

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distiller’s' grains per year. The ethanol plant produced 61,546,393 gallons of ethanol and 170,602 tons of distiller’s' grains during the fiscal year ended September 30, 2018. Lincolnway Energy had planned shut downs during the months of October 2017 and April 2018 to complete routine maintenance work.

Comparison of Fiscal Years Ended September 30, 2018 and 2017

Statements of Operations Data:	2018		2017
	Amount	%	Amount	%
Revenues	$102,050,976	100.0%	$110,845,184	100.0%
Cost of goods sold	102,333,910	100.3%	103,151,272	93.1%
Gross profit (loss)	(282,934)	(0.3)%	7,693,912	6.9%
General and administrative expense	3,236,616	3.2%	3,136,379	2.8%
Operating income (loss)	(3,519,550)	(3.5)%	4,557,533	4.1%
Interest expense	(19,390)	—%	(57,633)	(0.1)%
Interest income	8,403	—%	3,948	—%
Other income	583,322	0.6%	—	—%
Net income (loss)	$(2,947,215)	(2.9)%	$4,503,848	4.0%

Net loss was approximately $2.9 million in the fiscal year ended September 30, 2018, which was a $7.5 million decrease when compared to the net income for the 2017 fiscal year. The decrease in net income for fiscal year 2018 resulted from a 1.5% decrease in production levels for ethanol and lower market prices for ethanol and corn oil.

Revenues from operations for the fiscal year ended September 30, 2018 were approximately $102.1 million, consisting of $77.7 million of ethanol sales (net of hedging activity), or 77.1% of revenues, $16.8 million in distiller's grains sales, or 16.5% of revenues, and $7.5 million of corn oil, syrup, CO2 and other sales, or 7.4% of revenues.  Revenues decreased in fiscal year 2018 by approximately 7.9%, when compared to the fiscal year 2017. The decrease in revenues for the fiscal year ended September 30, 2018 resulted principally from lower ethanol prices and lower production. Ethanol prices decreased due to the oversupply in the domestic market which was not met by increased demand as well as continued concern within the market relating to recent international trade disputes and the small refiner waivers granted by the EPA which negatively impacted prices. Ethanol average price per gallon decreased 11.9% from fiscal year 2017. Production decreased due to equipment issues with our regenerative thermal oxidizer, forcing the plant to run at slower rates. Revenues in fiscal year 2018 included a $26,649 net loss for derivatives related to ethanol sales, compared to a $160,215 net loss in fiscal year 2017.

Decreases in ethanol revenue were partially offset by a $2.9 million increase in distiller's grains revenue. The average price per ton increased 21.2% when compared to the prior fiscal year. Management believes the increase in the price for distiller's grains was in response to stronger domestic demand resulting from increased prices of soybean meal and increased export demand particularly from Argentina as it suffered from continued drought.

Corn oil revenue decreased 8.4% in fiscal year 2018 or $.4 million when compared to fiscal year 2017. The decrease is due to a 17.2% decrease in market price resulting from the lower prices for soybean oil which can be used as a substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. Corn oil production increased 7.9% in fiscal year 2018 when compared to fiscal year 2017.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2018 totaled approximately $102.3 million, which was an decrease of 0.8% when compared to fiscal year 2017.  The decrease in cost of goods sold for the 2018 fiscal year is primarily due to decreases in corn costs.  Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distiller's grain freight expense and marketing fees.

Corn costs including hedging activity for the fiscal year ended September 30, 2018 totaled approximately $70.1 million compared to $72.0 million for fiscal year 2017. There were .6 million less bushels ground due to improved production yields and a slight decrease in production levels during fiscal year 2018 while the average cost of corn remained relatively the same. Corn hedging activity for fiscal year 2018 included a combined unrealized and realized net gain of $1.7 million from derivative instruments compared to a $1.3 million combined unrealized and realized net gain for fiscal year 2017.  Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 68.5% of cost of goods sold for the fiscal year ended September 30, 2018, compared to 69.8% of costs of goods sold for fiscal year 2017.

Energy costs for the fiscal year ended September 30, 2018 totaled approximately $9.3 million , or 9.1% of cost of goods sold, compared to $9.8 million or 9.5% of cost of goods sold, for the 2017 fiscal year.  Energy costs consist of natural gas and electricity costs.  For fiscal year 2018, Lincolnway Energy purchased 1,725,266 MMBTUs of natural gas at an average price of $3.49. In comparison, in fiscal year 2017 the Company used 1,798,334 MMBTUs of natural gas at an average price of $3.65. Electricity costs amounted to approximately $3.3 million in fiscal year 2018 and 2017.

Ingredient costs for the fiscal year ended September 30, 2018 totaled approximately $6.6 million, or 6.5% of cost of goods sold, which represents a $.7 million increase as compared to the 2017 fiscal year in which ingredient costs totaled $5.9 million, or 5.8% of cost of goods sold.  The increase is due to higher denaturant (natural gasoline) prices and switching to higher priced process chemicals as required by government regulations for animal food. Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $8.5 million, or 8.3% of cost of goods sold, for the fiscal year ended September 30, 2018, compared to $8.1 million, or 7.9% of cost of goods sold, for fiscal year 2017. The increase is due to higher maintenance and repair costs on equipment that is getting older. The Company has also increased its focus on preventative maintenance to reduce downtime and maintain higher production rates.

Depreciation totaled approximately $3.9 million, or 3.8% of cost of goods sold, for the fiscal year ended September 30, 2018, compared to $3.3 million, or 3.2% of cost of goods sold, for fiscal year 2017. The increase in depreciation resulted from the addition of several assets including a decanter, buildings for the new dryer system and a fermenter.

Ethanol, distiller's grain and corn oil freight expense and marketing fees totaled approximately $3.2 million, or 3.2% of cost of goods sold, during the fiscal year ended September 30, 2018, compared to $3.7 million, or 3.6% of cost of goods sold, for fiscal year 2017.  The decrease is due to the expiration of several ethanol railcar leases that were not renewed in fiscal year 2018. In addition, fiscal year 2017 included repairs and cleaning costs done on ethanol railcars required during a 10-year inspection.

General and administrative expenses totaled approximately $3.2 million during the fiscal year ended September 30, 2018, compared to $3.1 million for fiscal year 2017. The $.1 million increase is due to higher legal fees and professional fees .

Other income increased $.6 million in fiscal year 2018 from fiscal year 2017. The increase is due to a settlement payment received by Lincolnway Energy in a litigation matter.

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

Corn

In fiscal year 2018, corn values continued the now 6-year bear market that commenced after the drought of 2012. Prices were generally defensive as above normal and timely rains in virtually all growing areas suggested a trend yield, or higher. The favorable weather brought forth steady country corn selling and cash basis was historically weak throughout the entire growing season. Despite significantly lower planted acreage, the corn market could only muster a 38 cent summertime rally. Excellent weather outside the main corn belt despite diminished South American crops kept a tight lid on the U.S. corn market. Futures prices and basis remained on the defensive. Riding a forecast for another plentiful harvest, farm movement was steady right into harvest. With a yield reported by USDA at 181 bushels per acre, Lincolnway Energy is expecting another year with a projected total supply near 17 billion bushels. The USDA currently forecasts steady ending stocks of 1.8 billion bushels, or 12.0% of usage, and management expects relatively stable corn futures and basis for the first half of 2019. Because national corn acreage will likely increase in 2019 due to less favorable soybean prices versus corn prices favorable weather conditions in 2018 both in the U.S. and South America are less necessary in order to achieve the expected stability in the second half of the fiscal year.

Ethanol

As the 2018 calendar year ends, we continue to maintain a steady increase in ethanol production, and we are experiencing significant margin weakness in the ethanol industry. Ethanol stocks have built to record high levels, abundant corn supplies are expected and the industry is again proving its ability to run consistently at ever higher production rates. Imports from Brazil have contracted. Exports have been a very bright spot as low ethanol prices have overcome rising crude oil and gasoline prices. Foreign demand has not been curtailed in the last 8 months despite the loss of China as a significant export destination. The octane enhancing qualities of ethanol blends has been recognized overseas, and export demand from the rest of the world is currently covering for the loss of one of our two largest foreign markets. However given the current over supply in domestic ethanol inventories, any decrease in export demand will have an adverse impact on market price and negatively impact our margins.

The forward environment for the U.S. ethanol industry is very much in question as the Company enters Fiscal 2019. Organic capacity growth, new green field plant additions and continuing large feedstock supplies again will ensure record production. If corn prices remain low or further decrease, this could have a significantly negative impact on the market price of ethanol and the Company’s profitability, especially if domestic ethanol stocks outstrip storage capabilities. A decline in U.S. exports due to the actions of Brazil and China or other factors may also contribute to higher domestic ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the EPA has adopted reductions of the renewable volume obligations compared to the statutory mandates for the years 2014 through 2018. The adoption of these reduced volume requirements have had a negative impact on demand for ethanol and market prices and any further reductions could have a material adverse effect on demand and market prices which could adversely impact the Company's operations and financial condition. Of particular concern are the small refiner exemptions granted by the EPA in 2018 without the reduced usage requirements of the small refiners being passed along to large refiners.

Higher gasoline prices have stunted demand increases in the domestic market. Gasoline demand has stagnated or even fallen year over year in recent months as pump prices rose 24% during the spring and summer. With 89% of U.S. ethanol production consumed domestically, if domestic demand growth stalls, the industry may experience a weaker margin environment. The stronger U.S. economy has been an important factor in the expansion of miles driven. But unemployment rates are unlikely to move any lower, meaning at best negligible growth during fiscal 2019, and industry capacity expansion appears to be moving beyond the gasoline market’s ability to absorb more ethanol.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the “Final 2018 Rule”). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the “Proposed 2019 Rule”). "On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year and maintained the number of gallons that may be conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Final 2019 Rule")."

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximatley 29% below the statutory levels; therefore, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Proposed 2019 Rule together with the Pruitt Letter, President Trump’s directive relating to permitting the year round sale of E15 and the resulting actions taken by the EPA consistent with Pruitt Letter signals support from the EPA and the current administration for domestic ethanol production, there is still significant uncertainty about the level of support for the RFS within the Trump administration. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

There have also been recent proposals in Congress to reduce or eliminate the RFS. The EPA’s reduction of the volume requirements under the RFS and its granting of small refiner waivers combined with further reduction to or elimination of the RFS requirements could materially decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2018 and 2017 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or net realizable value assessment.
For the year ended September 30, 2018, the Company had a lower of cost or net realizable adjustment on future corn contract of approximately $366,000.

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

For the years ended September 30, 2018 and 2017, Lincolnway Energy had a lower of cost or net realizable value inventory adjustment of $279,960 and $0, respectively.

Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources
On September 30, 2018, Lincolnway Energy had $.7 million in cash and cash equivalents and approximately $5.8 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2018 and 2017:

	Year ended September 30,
	2018	2017
Net cash provided by operating activities	$2,440,190	$8,146,327
Net cash (used in) investing activities	(13,611,022)	(8,541,382)
Net cash provided by financing activities	11,148,775	472,429

For the fiscal year ended September 30, 2018, cash provided by operating activities was $2.4 million, compared to cash provided by operating activities of $8.1 million for the fiscal year ended 2017. The $5.7 million decrease is due primarily to the Company's decrease in net income (loss) and the timing in working capital components.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities increased by $5.1 million for the fiscal year ended September 30, 2018, when compared to the fiscal year ended 2017.  The increase is primarily due to a new fermenter installed in July 2018 and progress payments on the installation of a grains drying and cooling system. Management estimates that these projects will be complete in the first and second quarter of fiscal year 2019, respectively.
Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash provided by financing activities increased by $10.7 million for the fiscal year ended September 30, 2018, when compared to the fiscal year ended September 30, 2017.  The increase is due to increased borrowing on our revolving credit line in fiscal year 2018 offset by $1.1 million in distributions paid in fiscal year 2017.
  Lincolnway Energy anticipates keeping cash balances at an acceptable level that will meet covenants and allow it to continue with several capital projects.  If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $5.8 million available on its term loan agreement.
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
In July 2017, the Company entered into a new Credit Agreement (the “Credit Agreement”) with the Lender dated July 3, 2017 which amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). The Company and the Lender entered into two amendments to the Credit Agreement effective February 23, 2018 and September 24, 2018, respectively (the Credit Agreement as amended, the “Amended Credit Agreement”). CoBank, continues to have a participation interest in the underlying loans issued under the Amended Credit Agreement and continues to serve as administrative agent for the Amended Credit Agreement. The terms of the Amended Credit Agreement will apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Amended Credit Agreement in the future.
In connection with the execution of the Credit Agreement in July 2017, the Company and the Lender entered into an Amended and Restated Revolving Term Promissory Note dated July 3, 2017 (the “Revolving Term Note”) which amended, restated and superseded the Revolving Term Loan Supplement dated June 2, 2016 entered into under the Prior Agreement (the “Prior Revolving Term Supplement”). The Company and the Lender entered into two amendments to the Revolving Term Note effective February 23, 2018 and September 24, 2018, respectively (the “Amended Revolving Term Note”). The Amended Revolving Term Note will expire on July 1, 2024. The Amended Revolving Term Note provides that the aggregate principal amount that the Lender may loan to the Company under the Amended Revolving Term Note shall not exceed $21,000,000 which maximum commitment amount will reduce during the term of the Amended Revolving Term Note as follows:

Maximum Commitment Amount	From	Up to and Including
$17,400,000	July 1, 2020	June 30, 2021
$13,800,000	July 1, 2021	June 30, 2022
$10,200,000	July 1, 2022	June 30, 2023
$6,600,000	July 1, 2023	July 1, 2024

Effective as of September 24, 2018, outstanding amounts under the Amended Revolving Term Note will accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.40%. Under the Prior Agreement and the Amended Revolving Term Note prior to the September 24, 2018 amendment, outstanding amounts accrued interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%.
In connection with the execution of the Credit Agreement in July 2017, the Company and Lender also entered into an Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 (“Revolving Letter of Credit Note”) which amended, restated and superseded the Revolving Credit Supplement dated June 2, 2016 entered into under the Prior Agreement (the “Prior Letter of Credit Supplement”). Effective, February 23, 2018, the Company and the Lender amended the Revolving Letter of Credit Note (the “Amended Revolving Letter of Credit Note”) to reduce the aggregate principal amount the Lender may loan to the Company under the Amended Restated Letter of Credit Note to reflect payments made by the Company. The term of the Amended Revolving Letter of Credit Note expires on May 1, 2021. The Amended Revolving Letter of Credit Note provides that the aggregate principal amount the Lender may loan to the Company under the Revolving Letter of Credit Note shall not exceed $1,937,400. Outstanding amounts under the Amended Revolving Letter of Credit Note continue to accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.15%. The Amended Revolving Letter of Credit Note continues to serve as security for the Company’s natural gas transportation agreement.
The Amended Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. Effective February 23, 2018, the Company and the Lender amended the Credit Agreement to add an additional financial covenant requiring Debt Service Coverage Ratio of not less than 1.50 to 1.00 at the end of each of the Company’s fiscal years. Under the February 2018 amendment, Debt Service Coverage Ratio is defined as: (a) net income (after taxes), plus depreciation and amortization, minus non-cash investment income (plus loss), minus extraordinary gains (plus losses), minus gains (plus loss) on asset sale; divided by (b) $3,600,000 (all as determined in accordance with the Accounting Standards). Effective September 24, 2018, the Company and the Lender further amended the Credit Agreement to modify the Debt Service Coverage Ratio to provide that the Company shall not have a Debt Service Coverage Ratio of (i) less than 1.50 to 1.00 at the end of the Company’s fiscal year ended September 30, 2018 or (ii) less than 1.70 to 1.00 for each fiscal year thereafter. The financial covenants set forth in the Amended Credit Agreement also require the Company to maintain a minimum working capital of $10,000,000 and a minimum net worth of $35,000,000.
On September 13, 2018, the Company received a waiver of compliance from our lenders waiving compliance with its Debt Service Coverage Ratio covenant for the period ended September 30, 2018. We were in compliance with all other covenants as of September 30, 2018.
The Amended Credit Agreement and all loans made thereunder, including the Amended Revolving Term Note and the Amended Revolving Letter of Credit Note, are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.
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
The Amended Revolving Term Note is discussed further in Note 4 to the financial statements and the Amended Revolving Letter of Credit is discussed further in Note 7 to the financial statements.
Lincolnway Energy leases 90 hopper rail cars which are used for transporting distiller's grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2019. Lincolnway Energy also leases 175 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between March 2019 and September 2024.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2018:

			Payment Due By Period
		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long Term Debt	$15,200,000	$0	$1,400,000	$7,200,000	$6,600,000
Interest on Long Term Debt	4,036,663	847,476	1,675,438	1,237,762	275,987
Operating Lease Obligations	5,489,584	1,867,240	2,068,880	1,173,514	379,950
Purchase Obligations	10,048,269	9,281,719	398,550	368,000	—
Capital Purchase Obligations	$1,609,609	1,609,609	—	—	—
Total	$36,384,125	$13,606,044	$5,542,868	$9,979,276	$7,255,937

 The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the borrowings against the Term Loan. The operating lease obligations in the table above include our railcars and small office equipment lease obligations as of September 30, 2018. Purchase obligations consist of forward contracted corn contracts and natural gas purchases and monthly demand charge.

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

Lincolnway Energy has a loan agreement and an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2018
Farm Credit - revolving term loan	$15,200,000
Farm Credit - revolving letter of credit *	—
* Letter of credit issued is $1,727,925	$15,200,000

The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.40% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.
Lincolnway Energy does not anticipate any material increase in interest rates during 2019.

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

Rising corn prices generally result in lower profit margins and, accordingly, represent unfavorable market conditions. Lincolnway Energy will generally not be able to pass along increased corn costs to its ethanol customers. Lincolnway Energy is subject to various material risks related to the availability and price of corn, many of which are beyond the control of Lincolnway Energy. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture and local, regional, national and international trade, demand and supply. If Lincolnway Energy's corn costs were to increase $.10 cents per bushel from one year to the next, the impact on cost of goods sold would be approximately $2.1 million for the year.

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

During the fiscal year ended September 30, 2018, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.35 per bushel in December 2017 to a high of $4.12 per bushel in May 2018. During the fiscal year ended September 30, 2017, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.28 per bushel in August 2017 to a high of $4.05 per bushel in July 2017.

During the fiscal year ended September 30, 2018, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.26 per gallon in December 2017 to a high of $1.53 per gallon in March 2018. During the fiscal year ended September 30, 2017, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.42 per gallon in August 2017 to a high of $1.77 per gallon in December 2016.

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

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2018 was a gain of $1,658,195, as compared to a gain of $1,294,394 for the fiscal year ended September 30, 2017, and a gain of $2,634,323 for the fiscal year ended September 30, 2016. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2018 was a loss of $26,649, as compared to a loss of $160,215 for the fiscal year ended September 30, 2017, and a gain of $68,378 for the fiscal year ended September 30, 2016.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Lincolnway Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Lincolnway Energy, LLC (the Company) as of September 30, 2018 and 2017, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2006.

Des Moines, Iowa
December 14, 2018

Lincolnway Energy, LLC

Balance Sheets
September 30, 2018 and 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$668,456	$690,513
Derivative financial instruments (Notes 8 and 9)	555,127	428,666
Trade and other accounts receivable (Note 7)	2,786,498	3,229,474
Inventories (Note 3)	4,556,703	5,684,729
Prepaid expenses and other	291,036	375,787
Total current assets	8,857,820	10,409,169

PROPERTY AND EQUIPMENT
Land and land improvements	7,148,360	7,148,360
Buildings and improvements	6,019,001	3,220,876
Plant and process equipment	85,732,218	80,951,321
Construction in progress	11,610,970	6,178,622
Office furniture and equipment	478,173	473,517
	110,988,722	97,972,696
Accumulated depreciation	(62,272,902)	(58,027,513)
	48,715,820	39,945,183

OTHER ASSETS	829,832	818,971
	$58,403,472	$51,173,323

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2018 and 2017

	2018	2017
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,378,921	$3,276,755
Accounts payable, related party (Note 6)	657,133	642,726
Accrued loss on firm purchase commitments	366,168	—
Accrued expenses	972,167	1,313,244
Total current liabilities	4,374,389	5,232,725

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	15,200,000	3,000,000
Deferred revenue	296,296	444,444
Other	533,589	498,516
Total noncurrent liabilities	16,029,885	3,942,960

COMMITMENTS AND CONTINGENCY (Notes 5 and 7)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained earnings (deficit)	(990,907)	3,007,533
	37,999,198	41,997,638
	$58,403,472	$51,173,323

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Revenues (Notes 1 and 7)	$102,050,976	$110,845,184	$101,141,768

Cost of goods sold (Notes 6 and 7)	102,333,910	103,151,272	99,340,675

Gross profit (loss)	(282,934)	7,693,912	1,801,093

General and administrative expenses	3,236,616	3,136,379	3,379,164
Operating income (loss)	(3,519,550)	4,557,533	(1,578,071)

Other income (expense):
Interest income	8,403	3,948	3,981
Interest expense	(19,390)	(57,633)	(66,306)
Other income	583,322	—	—
	572,335	(53,685)	(62,325)

Net income (loss)	$(2,947,215)	$4,503,848	$(1,640,396)

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(70.09)	$107.11	$(39.01)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2018, 2017 and 2016

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2015	$38,990,105	$2,036,286	$41,026,391
Net (loss)	—	(1,640,396)	(1,640,396)
Distributions ($45 per unit)	—	(1,892,205)	(1,892,205)
Balance, September 30, 2016	38,990,105	(1,496,315)	37,493,790
Net (loss)	—	4,503,848	4,503,848
Balance, September 30, 2017	38,990,105	3,007,533	41,997,638
Net (loss)	—	(2,947,215)	(2,947,215)
Distributions ($25 per unit)	—	$(1,051,225)	$(1,051,225)
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,947,215)	$4,503,848	$(1,640,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,477,811	3,902,575	5,745,867
Loss on sale or disposal of property and equipment	43,693	17,676	653,745
Accrued loss on firm purchase commitments	366,168	—	—
Changes in working capital components:
Trade and other accounts receivable	442,976	(140,516)	888,306
Inventories	1,128,026	41,374	(1,716,207)
Prepaid expenses and other	108,963	57,390	(21,974)
Accounts payable	(801,762)	(36,210)	1,251,738
Accounts payable, related party	14,407	(137,577)	29,535
Accrued expenses	(118,268)	16,905	(185,735)
Deferred revenue	(148,148)	(148,149)	(148,148)
Derivative financial instruments	(126,461)	69,011	248,501
Net cash provided by operating activities	2,440,190	8,146,327	5,105,232

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,611,022)	(8,548,970)	(4,891,183)
Proceeds from sale of property and equipment	—	7,588	—
Net cash (used in) investing activities	(13,611,022)	(8,541,382)	(4,891,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	(1,051,225)	—	(1,892,205)
Proceeds from long-term borrowings	69,550,000	500,000	2,500,000
Payments on long-term borrowings	(57,350,000)	(27,571)	(54,280)
Change in checks in excess of bank balance	—	—	(1,656,923)
Net cash provided by (used in) financing activities	11,148,775	472,429	(1,103,408)
Net increase (decrease) in cash and cash equivalents	(22,057)	77,374	(889,359)

CASH AND CASH EQUIVALENTS
Beginning	690,513	613,139	1,502,498
Ending	$668,456	$690,513	$613,139
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $515,242, $90,338 and $27,156	$535,402	$114,603	$55,030

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$86,928	$183,000	$36,442
Construction in progress included in accrued expenses	$—	$222,809	$1,244

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

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2018 and September 30, 2017.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue is deferred and recognized as the services are performed through September 2021.

Inventories:  Inventories are generally valued at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the fiscal years ended September 30, 2018 and September 30, 2017 the Company recognized a reserve and resulting loss of approximately $280,000 and $0, respectively, for a lower of net realizable value or cost inventory adjustment.

Property and equipment:  Property and equipment is stated at cost.  Construction in progress is comprised of costs related to the projects that are not completed.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Land improvements	20
Buildings and improvements	40
Plant and process equipment	5 – 20
Office furniture and equipment	3 – 7

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  When circumstances or events arise that questions an asset's usefulness, the asset is evaluated for future use and appropriate carrying value. The Company has assets in construction in progress that are guaranteed with a promissory note due to the Company totaling approximately $4 million, if the assets fail to meet required specifications.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment.

Revenue recognition:  Revenue from the sale of the Company’s ethanol and distiller's grains is recognized at the time title and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title passes at the time the product crosses the loading flange in either a railcar or truck.  For distiller’s grain, title passes upon the loading into trucks or railcars.    Corn oil is marketed internally. Revenue is recognized when title transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distiller’s grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.
Revenue by product is as follows:

(In thousands)	2018	2017	2016
Ethanol	$77,709	$89,040	$78,616
Distiller's Grain	16,821	13,875	17,204
Other	7,521	7,930	5,322

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

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, accounts payable and accrued expenses approximate fair value.   These instruments are considered Level 1 measurements under the fair value hierarchy. Long term debt approximates fair value and commensurates with the market as the agreement was recently amended in the current year. The inputs for long term debt are considered a Level 3.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The Company adopted the standard on October 1, 2018 and utilized the modified retrospective transition method. The standard will not have a material impact on the Company's financial statements, however it will expand certain disclosures of it revenue streams.

In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02)". ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than on year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company will not implement ASU 2016-02 until October 2019, when fiscal year 2020 starts. The Company is evaluating the impact of the new standard on the financial statements.

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2018	2017
Raw materials, including corn, chemicals, parts and supplies	$3,297,104	$4,166,618
Work in process	794,844	773,978
Ethanol and distiller's grain	464,755	744,133
Total	$4,556,703	$5,684,729

Note 4.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $21,000,000. Available borrowings will be reduced by $3,600,000 each year starting July 1, 2020 until July 1, 2023. On July 1, 2024, a final payment of $6,600,000 is due when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.40%. Principal payments are not required until July 1, 2024 when the term loan expires. The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At September 30, 2018 and 2017 the outstanding balance on the revolving term loan was $15,200,000 and $3,000,000, respectively. The table below shows amounts due by fiscal year.

Long Term Debt Payment Due by Fiscal Year
Fiscal Year	Amount Due
2019	$0
2020	—
2021	1,400,000
2022	3,600,000
2023	3,600,000
2024	6,600,000
Total	$15,200,000

On September 13, 2018, the Company received a waiver of compliance from our lenders waiving compliance with its Debt Service Coverage Ratio covenant for the period ended September 30, 2018. We were in compliance with all other covenants as of September 30, 2018.

The payment of distributions is also subject to the Company's compliance with the various covenants and requirements of the Company's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent the Company from paying a distribution to its members if the Company fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements.

Note 5.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2018.

Years ending September 30:
2019	$1,867,240
2020	1,123,315
2021	945,565
2022	687,145
2023	486,369
Thereafter	379,950
Total	$5,489,584

Rent expense under the above operating leases totaled approximately $2,156,000, $2,264,000 and $2,313,000 for the years ended September 30, 2018, 2017 and 2016 respectively.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2018	2017	2016
Member A	Corn purchased for fiscal year	$17,960,954	$14,002,381	$16,846,207
	Corn forward purchase commitment	$6,647	$898,563	$301,237
	Basis corn commitment - bushels	400,000	200,000	650,000
	Miscellaneous purchases	$2,579	$3,054	$15,100
	Amount due at fiscal year end	$65,387	$184,382	$159,562

Member B	Corn purchased for fiscal year	$11,818,241	$10,572,044	$7,736,002
	Corn forward purchase commitment	$14,103	$400,750	$320,540
	Basis corn commitment - bushels	150,000	—	—
	Amount due at fiscal year end	$98,179	$97,350	$—

Member C	Corn purchased for fiscal year	$5,146,781	$6,942,708	$8,633,206
	Corn forward purchase commitment	$34,366	$—	$—
	Basis corn commitment - bushels	205,000	—	—
	Amount due at fiscal year end	$234,238	$—	$—

Other Members	Corn purchased for fiscal year	$7,614,288	$10,432,740	$13,120,874
	Corn forward purchase commitment	$1,761,514	$1,224,837	$2,679,675
	Basis corn commitment - bushels	—	—	100,000
	Amount due at fiscal year end	$259,329	$360,994	$620,741

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $77,735,847, $89,200,642, and $78,547,436 for the years ended September 30, 2018, 2017 and 2016, respectively. Trade accounts receivable of $1,741,269 and $2,163,366 was due from the customer as of September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company has ethanol sales commitments with the unrelated entity of 12,440,000 unpriced gallons through December 2018.

The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distiller's grains. Revenues with this customer, including both distiller's grains and corn oil, were $16,932,753, $14,760,656 and $18,169,000 for the years ended September 30, 2018, 2017 and 2016 , respectively. Trade accounts receivable of $262,325 and $417,106 was due from the customer as of September 30, 2018 and 2017, respectively. The Company has distiller’s grain sales commitments with the unrelated entity of approximately 1,225 tons for a total sales commitment of approximately $148,319 less marketing fees.

As of September 30, 2018, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, totaling approximately $5,209,164, representing 1,401,816 bushels. These contracts mature at various dates through August 2019. The Company had basis contract purchase commitments with unrelated parties totaling 276,700 bushels through December 2018.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. On July 3, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021. At September 30, 2018, the remaining commitment was approximately $1.6 million.

As of September 30, 2018, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $1,820,025. The Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 1,005,125 MMBtu's. These contracts mature at various dates through December 2019.

The Company signed contracts with unrelated parties for the installation of a distiller's grain drying and cooling system. The total commitments are for $11.5 million. The Company made progress payments of $10.7 million under this contract through September 30, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the second quarter of fiscal year 2019.

The Company has an agreement with an unrelated party for a new regenerative thermal oxidizer. The total commitment is for $1.8 million. Through September 30, 2018, the Company made progress payments of $0.9 million. The remaining payments will be made as invoiced throughout the life the project. The project is estimated to be completed in the first quarter of fiscal year 2019.

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2018	2017
Derivative assets - corn contracts	$819,613	$506,187
Derivative assets - ethanol contracts	2,640	—
Derivative liabilities - corn contracts	(813)	(275)
Derivative liabilities - ethanol contracts	—	(12,310)
Derivative liabilities - natural gas contracts	—	(1,980)
Cash (due to) broker	(266,313)	(62,956)
Total	$555,127	$428,666

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2018	2017	2016
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$(26,649)	$(288,138)	$63,308
Unrealized gain	—	127,923	5,070
Total effect on revenues	(26,649)	(160,215)	68,378

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,332,317	1,849,319	1,955,350
Unrealized gain (loss)	325,878	(554,925)	678,973
Total effect on corn costs	1,658,195	1,294,394	2,634,323

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	65,769	27,950	81,850
Unrealized gain (loss)	3,940	(14,290)	1,880
Total effect on natural gas costs	69,709	13,660	83,730
Total effect on cost of goods sold	$1,727,904	$1,308,054	$2,718,053
Total gain to operating income due to derivative activities	$1,701,255	$1,147,839	$2,786,431

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$822,253	$822,253	$—	$—
Liabilities, derivative financial instruments	$813	$813	$—	$—

	2017
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$506,187	$506,187	$—	$—
Liabilities, derivative financial instruments	$14,565	$14,565	$—	$—

Note 10.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2018, 2017 and 2016 totaled $58,112, $68,442 and $69,497, respectively.

Note 11.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2018 and 2017.

	12/31/2017	3/31/2018	6/30/2018	9/30/2018
Revenue	$22,470,128	$26,788,654	$27,100,886	$25,691,308
Gross profit (loss)	(307,195)	293,334	867,856	(1,136,929)
Operating income (loss)	(1,252,954)	(490,425)	132,137	(1,908,308)
Net income (loss)	(947,021)	(393,169)	322,504	(1,929,529)
Basic & diluted earnings (loss) per unit	(22.52)	(9.35)	7.67	(45.89)

	12/31/2016	3/31/2017	6/30/2017	9/30/2017
Revenue	$28,561,716	$27,316,985	$26,292,741	$28,673,742
Gross profit (loss)	3,196,752	1,131,926	(80,718)	3,445,952
Operating income (loss)	2,439,834	305,834	(922,560)	2,734,425
Net income (loss)	2,417,530	299,746	(960,823)	2,747,395
Basic & diluted earnings (loss) per unit	57.49	7.13	(22.85)	65.34

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's president and chief executive officer and director of finance, have evaluated the  effectiveness of Lincolnway Energy's disclosure  controls and procedures  (as defined in Rule  13a-15(e)  under  the Securities Exchange  Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the director of finance have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange Commission's   rules  and  forms,

and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected

Management's Annual Report on Internal Control Over Financial Reporting

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2018.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2018, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2018 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2019 Annual Meeting of Members (the “2019 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2018.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.1	Distiller’s Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distiller’s Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distiller’s Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014

10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2014	10.28	8/13/2014
10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/18/2017
*10.18	Amended and Restated Distiller’s Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017	8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/18/2017
10.20	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	2/26/2018
10.21	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	2/26/2018
10.22	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	2/26/2018
10.23	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018
*10.24	Amendment No. 1 Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC dated June 28, 2018	8-K		10.1	7/3/2018
10.25	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018

10.26	Amended and Restated Revolving Term Promissory Note dated September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.2	10/11/2018
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
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

December 14, 2018	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 14, 2018	/s/ Kristine Strum
Kristine Strum, Director of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 14, 2018	/s/ William Couser
William Couser, Director

December 14, 2018	/s/ Jeff Taylor
Jeff Taylor, Director

December 14, 2018	/s/ Timothy Fevold
Timothy Fevold, Director

December 14, 2018	/s/ Terrill Wycoff
Terrill Wycoff, Director

December 14, 2018	/s/ Kurt Olson
Kurt Olson, Director

December 14, 2018	/s/ James Hill
James Hill, Director

December 14, 2018	/s/ Brian Conrad
Brian Conrad, Director

December 14, 2018	/s/ James Dickson
James Dickson, Director

December 14, 2018	/s/ Rick Vaughan
Rick Vaughan, Director

December 14, 2018	/s/ Eric Hakmiller
Eric Hakmiller, President and Chief Executive Officer

December 14, 2018	/s/ Kristine Strum
Kristine Strum, Director of Finance