Form 10-Q
period 2018-12-31
Lincolnway Energy, LLC
filed 2019-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑   Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and emerging growth company in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at February 1, 2019.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2018	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$563,734	$668,456
Derivative financial instruments (Note 7 and 8)	486,586	555,127
Trade and other accounts receivable (Note 6)	2,095,710	2,786,498
Inventories (Note 3)	7,261,638	4,556,703
Prepaid expenses and other	319,993	291,036
Total current assets	10,727,661	8,857,820

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,148,360
Buildings and improvements	6,125,414	6,019,001
Plant and process equipment	87,321,344	85,732,218
Office furniture and equipment	478,173	478,173
Construction in progress	10,586,387	11,610,970
	111,667,783	110,988,722
Accumulated depreciation	(62,435,794)	(62,272,902)
Total property and equipment	49,231,989	48,715,820

OTHER ASSETS	831,115	829,832

Total assets	$60,790,765	$58,403,472

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2018	September 30, 2018
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,061,463	$2,378,921
Accounts payable, related party (Note 5)	2,442,406	657,133
Accrued loss on firm purchase commitments	491,969	366,168
Accrued expenses	1,696,340	972,167
Total current liabilities	8,692,178	4,374,389

NONCURRENT LIABILITIES
Long-term debt (Note 4)	15,400,000	15,200,000
Deferred revenue	—	296,296
Other	535,515	533,589
Total noncurrent liabilities	15,935,515	16,029,885

COMMITMENTS AND CONTINGENCIES (Note 6)	—	—

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained (deficit)	(2,827,033)	(990,907)
Total members' equity	36,163,072	37,999,198

Total liabilities and members' equity	$60,790,765	$58,403,472

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2018	December 31, 2017
	(Unaudited)
Revenues (Notes 2 and 6)	$20,371,692	$22,470,128

Cost of goods sold (Note 6)	24,295,117	22,777,323

Gross (loss)	(3,923,425)	(307,195)

General and administrative expenses	860,983	945,759

Operating (loss)	(4,784,408)	(1,252,954)

Other income (expense):
Interest income	2,089	—
Interest expense	(86,310)	—
Other income	3,032,503	305,933
	2,948,282	305,933

Net (loss)	$(1,836,126)	$(947,021)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(43.67)	$(22.52)

Distributions per unit - basic and diluted	$—	$25.00

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	$38,990,105	$(2,827,033)	$36,163,072

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2017	$38,990,105	$3,007,533	$41,997,638
Net (loss)	—	(947,021)	(947,021)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, December 31, 2017	$38,990,105	$1,009,287	$39,999,392

See Notes to Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2018	December 31, 2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,836,126)	$(947,021)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,732,892	1,038,154
Loss on disposal of property and equipment	—	22,352
Accrued loss on firm purchase commitments	125,801	282,061
Changes in working capital components:
Trade and other accounts receivable	690,788	1,623,996
Inventories	(2,704,935)	(576,284)
Prepaid expenses and other	(28,314)	62,044
Accounts payable	1,647,880	(1,147,319)
Accounts payable, related party	1,785,273	(88,777)
Accrued expenses and deferred revenue	(460,752)	769,077
Derivative financial instruments	68,541	(298,118)
Net cash provided by operating activities	1,021,048	740,165

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,325,770)	(3,786,981)
Net cash (used in) investing activities	(1,325,770)	(3,786,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	14,250,000	3,750,000
Payments on long-term borrowings	(14,050,000)	—
Member distributions	—	(1,051,225)
Net cash provided by financing activities	200,000	2,698,775

Net (decrease) in cash and cash equivalents	(104,722)	(348,041)

CASH AND CASH EQUIVALENTS
Beginning	668,456	690,513
Ending	$563,734	$342,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2018 of $161,199 and 2017 of $53,738	$230,007	$42,987

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$121,590	$1,097,706
Construction in progress included in accrued expenses	888,629	195,046

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

Basis of presentation and other information: The balance sheet as of September 30, 2018 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2018 and for the three months ended December 31, 2018 and 2017 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2018 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of December 31, 2018 and September 30, 2018.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2018 and September 30, 2018, the Company recognized a reserve and resulting loss of approximately $1,100,000 and $280,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $492,000 and $366,000 as of December 31, 2018 and September 30, 2018, respectively.

Revenue recognition:  The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal year 2019, using the modified retrospective method. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company generally recognizes revenue at a point and time. The implementation of the new standard did not result in any changes to the measurement or reco

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

gnition of revenue for prior periods, however additional disclosures have been added in accordance with the ASU.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

•	sales of ethanol

•	sales of distillers grains

•	sales of corn oil

Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, are recorded based on the net selling price. Railcar lease costs incurred by the Company in the sale of its products are included in the cost of goods sold.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue was deferred and recognized as the services are performed over the 10 year agreement. On December 17, 2018, the Company entered into a settlement agreement in connection with the early termination of the contract. The settlement totaled approximately $3,000,000 and is included in other income and the remaining deferred revenue of approximately $420,000 was recognized during the three months ended December 31, 2018.

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

Recently Issued Accounting Pronouncements:  In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lesses will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company will not implement ASU 2016-02 until October 2019, when fiscal year 2020 starts. The Company is evaluating the impact of the new standard on the financial statements but expects that upon adoption of this accounting standard, right of use assets and lease obligations recognized on the balance sheet will be material.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2018	December 31, 2017
Ethanol, net of hedging gain (loss)	$14,651,402	$16,874,321
Distillers Grains	3,773,540	3,675,476
Other	1,946,750	1,920,331
Total	$20,371,692	$22,470,128

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2018	September 30, 2018

Raw materials, including corn, chemicals, parts and supplies	$5,303,979	$3,297,104
Work in process	873,312	794,844
Ethanol and distillers grains	1,084,347	464,755
Total	$7,261,638	$4,556,703

Note 4.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Borrowing capacity will be reduced by $5,000,000 every year starting October 20, 2020 until October 1, 2024 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate (2.51% as of December 31, 2018) plus 3.75%. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $15,400,000 and $15,200,000, respectively, on the revolving term loan at December 31, 2018 and September 30, 2018. Aggregate maturies of long term debt as of December 31, 2018 are as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Fiscal Year	Amount Due
2019	$0
2020	$0
2021	$0
2022	$400,000
2023	$5,000,000
Thereafter	$10,000,000
Total	$15,400,000

Note 5.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2018 and 2017:

Corn Commitment:
December 31, 2018

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,666,610	50,000	January 2020	$2,442,406

Corn Purchased:
	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Related Parties	$10,901,338	$7,929,157

Note 6.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $14,652,977 and $16,825,496, respectively, for the three months ended December 31, 2018 and 2017. Trade accounts receivable of $1,138,936 were due from this entity as of December 31, 2018. As of December 31, 2018, the Company had ethanol unpriced sales commitments with this entity of approximately 13.5 million gallons through June 2019.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $3,773,540 and $3,732,164, respectively, for the three months ended December 31, 2018 and 2017. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $497,494 were due from this entity as of December 31, 2018. The Company had distillers grain sales commitments with this entity of approximately 3,025 tons, for a total sales commitment of approximately $477,014.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of December 31, 2018, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $2.8 million. These contracts mature at various dates through January 2020. The Company also had basis contract commitments with unrelated parties to purchase 25,400 bushels of corn. These contracts mature at various dates through July 2019.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At December 31, 2018, the remaining commitment was approximately $1.7 million.

As of December 31, 2018, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 1.2 million MMBtu's maturing at various dates through December 2019.

The Company signed contracts with unrelated parties for the installation of a grain drying and cooling system. The total commitments are for $11.5 million. The Company made progress payments of $10.7 million under this contract through December 31, 2018. The remaining payments will be made as invoiced throughout the life of the project. The Company has assets in construction in progress from this project that are guaranteed with a promissory note due to the Company totaling approximately $4 million, if the assets fail to meet required specification. The project is estimated to be completed in the second quarter of fiscal year 2019.

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

Derivatives not designated as hedging instruments are as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	December 31, 2018	September 30, 2018
Derivative assets - corn contracts	$504,275	$819,613
Derivative assets - ethanol contracts	—	2,640
Derivative liabilities - corn contracts	(9,875)	(813)
Derivative liabilities - natural gas contracts	(38,420)	—
Cash from (due to) broker	30,606	(266,313)
Total	$486,586	$555,127

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities are as follows:

	Three Months Ended
	December 31, 2018	December 31, 2017
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized gain (loss)	$(1,575)	$32,550
Unrealized gain	—	16,275
Total effect on revenues	(1,575)	48,825

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	260,938	375,200
Unrealized gain (loss)	(324,400)	35,350
Total effect on corn cost	(63,462)	410,550
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	80,680	42,779
Unrealized gain (loss)	(41,060)	21,300
Total effect on natural gas cost	39,620	64,079
Total effect on cost of goods sold	(23,842)	474,629
Total gain (loss) due to derivative activities	$(25,417)	$523,454

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or net realizable value assessment.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$504,275	$504,275	$—	$—

Liabilities, derivative financial instruments	$48,295	$48,295	$—	$—

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$822,253	$822,253	$—	$—

Liabilities, derivative financial instruments	$813	$813	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2018 ("Fiscal 2018") including the financial statements, accompanying notes and the risk factors contained herein.

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy's various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy's operations or financial condition;

•	Decreases in the market prices of ethanol and distiller's grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller's grains produced in the United States;

•	Disruptions, failures; security breaches or other cybersecurity threats relating to or impacting our information technology infrastructure; and

•	Trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Recent Events

Effective December 28, 2018, the Company entered into an amendment (the “Amendment”) to its Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 (the “Credit Agreement”). CoBank, ACB (“CoBank”) continues to have a participation interest in the underlying loans issued under the Credit Agreement and continues to serve as administrative agent for the Credit Agreement. The Amendment modifies the working capital and net worth financial covenants in the Credit Agreement as follows:

•Working Capital. The working capital financial covenant is modified to reduce the working capital amount the Company is required to have at the end of each period for which financial statements are required to be furnished pursuant to the terms of the Credit Agreement (each “Financial Statement Period”). Pursuant to the Amendment, the Company must have an excess of current assets over current liabilities of not less than $7,500,000 (the “Working Capital Amount”) at the end of each Financial Statement Period, except that in determining current assets, any amount available under any revolving term promissory note under the amended Credit Agreement (less the amount that would be considered a current liability if fully advanced) may be included (all as determined in accordance with the Accounting Standards (as defined in the Credit Agreement)). The Working Capital Amount was previously $10,000,000.

•Net Worth. The net worth financial covenant is modified to reduce the net worth amount the Company is required to have at the end of each Financial Statement Period. Pursuant to the Amendment, the Company must have an excess of total assets over total liabilities of not less than $32,000,000 (all as determined in accordance with the Accounting Standards) (the “Net Worth Amount”). The Net Worth Amount was previously $35,000,000.

In connection with the execution of the Amendment, the Company and the Lender entered into an Amended and Restated Revolving Term Promissory Note dated December 28, 2018 (the “Restated Revolving Term Note”) which amended, restated and superseded the Amended and Restated Revolving Term Promissory Note dated September 24, 2018 (the “Prior Revolving Term Note”). The Restated Revolving Term Note amends the Prior Revolving Term Note to increase the aggregate principal amount that the Lender may loan to the Company under the Restated Revolving Term Note from $21,000,000 to $25,000,000 and to modify the maximum commitment amount reduction schedule as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2020	October 19, 2021
$15,000,000	October 20, 2021	October 19, 2022
$10,000,000	October 20, 2022	October 19, 2023
$5,000,000	October 20, 2023	October 1, 2024

The Restated Revolving Term Note also (A) extended the term of the loan so that the Restated Revolving Term Note expires on October 1, 2024 rather than July 1, 2024 and (B) increased the interest rate to provide that interest will accrue at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% instead of 3.40%. The Restated Revolving Term Note also required payment by the Company of a $6,000 fee in consideration of the increased commitment. All other terms and conditions set forth in the Restated Revolving Term Note remain the same as set forth in the Prior Revolving Term Note. As of December 31, 2018, the outstanding amount payable by the Company under the Restated Revolving Term Note was $15,400,000.

In connection with the execution of the Credit Agreement, the Company and the Lender also entered into an Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 (the “Restated Letter of Credit Note”) which amended, restated and superseded the Revolving Letter of Credit Promissory Note dated February 23, 2018 (the “Prior Letter of Credit Note”) to increase the interest rate to provide that interest will accrue at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% instead of 3.40%. All other terms and conditions set forth in the Restated Letter of Credit Note remain the same as set forth in the Prior Letter of Credit Note. As of December 31, 2018, the outstanding amount payable by the Company under the Restated Letter of Credit Note was $1,658,100.

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

On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the "Proposed 2019 Rule"). On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons per year and maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Final 2019 Rule").

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

Despite the Pruitt Letter and the recent actions by President Trump relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the recently revealed EPA grants of a number of small refiner exemptions from the volume purchase requirements of the RFS, as well as an exemption granted to a refiner as part of bankruptcy proceedings. When the EPA issues waivers to the refineries, the refineries are no longer required to earn or purchase blending credits known as "RINS". Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations. The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RIN prices. RIN prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace. The reduction in RIN prices can also have an adverse impact on ethanol prices. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate renewable volume obligations (“RVOs”) under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Executive Summary

Highlights for the three months ended December 31, 2018, are as follows:

•Total revenues decreased 9.3%, or $2.1 million, compared to the 2017 comparable period.

•Total cost of goods sold increased 6.7%, or $1.5 million, compared to the 2017 comparable period.

•Other income increased approximately $3.0 million from the three months ended December 31, 2017. The increase was due to a settlement payment received in exchange for the early termination of a contract.

•Net loss was approximately $1.8 million, which represents an increased net loss of $.9 million when compared to the net loss of $.9 million for the 2017 comparable period.

The Company has entered into agreements with third parties for the installation of a grains drying and cooling system. The total commitments are for $11.5 million. The Company made progress payments of $10.7 million under this contract through December 31, 2018. The remaining payments will be made as invoiced throughout the life of the project. The project is estimated to be completed in the second quarter of fiscal year 2019. This new drying and cooling system will aid in our development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2018		2017

Revenue	$20,372	100.0%	$22,470	100.0%
Cost of goods sold	24,295	119.3%	22,777	101.4%
Gross (loss)	(3,923)	(19.3)%	(307)	(1.4)%
General and administrative expenses	861	4.2%	946	4.2%
Operating (loss)	(4,784)	(23.5)%	(1,253)	(5.6)%
Other income (expense), net	2,948	14.5%	306	1.4%
Net (loss)	$(1,836)	(9.0)%	$(947)	(4.2)%

Results of Operations for the Three Months Ended December 31, 2018 as Compared to the Three Months Ended December 31, 2017

Revenues. Total revenues decreased by 9.3% for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Ethanol sales decreased by 12.9%, sales from co-products increased by .8% and other revenue increased 13.8% for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The change in ethanol revenue was a result of a 9.8% decrease in the price per gallon received as well as a 3.4% decrease in sales volume for the three months ended December 31, 2018, when compared to the three months ended December 31, 2017. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record domestic production of ethanol. EPA regulations limit on the number of RINs (which are sold in conjunction with ethanol gallons) which the Company can generate in any given calendar year. As a result, in the three months ended December 31, 2018, the Company elected to build up inventory levels of ethanol until such time as the ethanol gallons could be sold together with the RINs and therefore sales volume during the three month period decreased. Ethanol revenue for the three months ended December 31, 2018 also included a $1,575 net loss for ethanol derivatives, compared to a $48,825 net gain in the same quarter for the prior year.

Sales from co-products increased by .8% for the three months ended December 31, 2018 from the three months ended December 31, 2017. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain revenue. Distillers grain revenue increased as market prices increased as a result of steady world and U.S. protein prices amidst firm demand attributable to the Argentinian drought and positive U.S. meat producing margins.

Other revenue increased 23.3% during the three months ended December 31, 2018 when deferred revenue was recognized upon the Company's receipt of a settlement payment related to the early termination of a contract.

Cost of goods sold. Cost of goods sold increased by 6.7%, or approximately $1.5 million, for the three months ended December 31, 2018 from the three months ended December 31, 2017. The increase was primarily due to increases in corn costs and depreciation. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased $1.26 million, or 8.0%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase resulted from an 8.5% increase in corn prices which was partially offset by lower production resulting in a decreased demand for corn. For the three months ended December 31, 2018 corn costs included a $63,462 net loss for derivatives relating to corn costs, compared to a $410,550 net gain in the same quarter for the prior year. Corn costs represented 66.6% of cost of goods sold for the three months ended December 31, 2018, compared to 65.8% for the three months ended December 31, 2017.

Repairs and maintenance decreased approximately 23.4% or $.3 million for the three months ended December 31, 2018 from the three months ended December 31, 2017. The decrease was due an increased focus on preventative maintenance to avoid larger costly repairs as well as a focus on cost control.

Depreciation expense increased approximately $.7 million or 87.6% for the three months ended December 31, 2018 from the three months ended December 31, 2017. The increase in depreciation resulted from the addition of several assets including a decanter, fermenter and buildings for the new dryer system. Depreciation was also accelerated on the old regenerative thermal oxidizer (RTO) to adjust the asset to its revised useful life before it was replaced in December 2018.

General and administrative costs decreased by $84,776 or 9.0% for the three months ended December 31, 2018 from the three months ended December 31, 2017. The decrease is due to lower legal and professional fees during the three months ended December 31, 2018.

Other Income increased approximately $2.6 million from the three months ended December 31, 2018 from the three months ended December 31, 2017. The increase was due to an approximately $3,000,000 settlement payment received in exchange for the early termination of a contract.

Industry Factors that May Affect Future Operating Results

During the three months ended December 31, 2018, the ethanol industry experienced extremely weak ethanol production margins as a result of a combination of factors including the following:

•
Corn prices were steady during the three months ended December 31, 2018; however, the price per bushel traded in an unusually narrow range, barely exceeding 20 cents per bushel. Ongoing trade disputes with China, and trade concerns in general resulted in a significant collapse in export sales of corn. Although quarterly export shipments were actually robust, the export shipments were the result of sales made over the summer when availability of corn supplies from South America had dwindled to nothing as a result of drought in corn growing areas of Argentina and Brazil. This pattern of strong actual shipments and falling new sales stalemated the market. Despite increased total U.S. corn supplies, farmer selling resistance engendered an unusually strong post-harvest basis rally which put downward pressure on margins. Margins in November and December approached and sometimes exceeded historically low levels not seen since 2012.

•
The latest estimates of supply and demand provided by the United States Department of Agriculture (the "USDA") pushed 2018/2019 season ending corn stocks down to 1.781 billion bushels versus 2017/2018 season ending corn stocks of 2.140 billion bushels. Despite the lower estimates for 2018/2019 season ending corn stocks, demand estimates for corn remained strong. However, as a result of expected improvements in the South American corn crop, the modest tightening of the corn stocks/use ratio did not have any material impact on corn prices during the quarter. Based on these factors, management is not anticipating upward basis moves during the course of the crop year.

•
Gasoline demand during the calendar year 2018 actually fell a modest 0.3% versus 2017; however, even modest decrease in gasoline demand can have adverse impacts on the ethanol market. Domestic ethanol usage was only 0.5% above the weak consumption during the second calendar quarter of 2017. Ethanol prices collapsed during the quarter with cash Midwest prices at the plant approaching $1.00 per gallon. Despite relatively robust 3% annualized economic growth rates and the lowest unemployment rates in decades, motor gasoline usage continues to stagnate. The U.S. Energy Information Administration (the "EIA"), forecasts growth of 0.60% in 2019 gasoline demand. While this represents an improvement over 2018 demand, there has been little growth in domestic gasoline demand over the last 3 years which adversely impacts the demand for and prices of ethanol.

•
A growing U.S. economy should have contributed to modest growth in gasoline demand in the past year. Unemployment has reached record lows in many parts of the U.S. Unfortunately, domestic ethanol demand has shown very little growth. Although there has been substantial growth in export demand in recent years, we currently expect that the export growth curve will be reversed downward in 2019. As a result of the current trade war, despite a long term commitment to increased ethanol blending in gasoline, Chinese demand is likely to remain near zero. With protective tariffs still in place and improved availability of sugar cane ethanol, Brazilian imports of U.S. ethanol are forecast to fall by 112 million gallons. Brazil has recently been the largest export destination for U.S. ethanol accounting for 32% of domestic ethanol exports as of August 31, 2018 despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade (CAMEX) according to the USDA Foreign Agriculture Service. Any decrease in exports to Brazil could have a material adverse impact on the demand and price for ethanol.

•
The U.S. government continues to take positions which negatively impact domestic offtake of ethanol. Exemptions for small refiner blending of ethanol have now been granted even to Exxon. Under the RFS, a small refinery - that processes less than 75,000 barrels per day - can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it within 90 days of submittal. The EPA granted significantly more of these waivers for 2016 and 2017 than they had in the past, totaling 790 million gallons of waived requirements for 2016 and 1.46 billion gallons for 2017. This effectively reduced the RFS volumes for those compliance years by that amount, and has lowered RIN values significantly over the past calendar year which in turn adversely impacts the market and price for ethanol.

•
Although President Trump has directed the EPA to begin rulemaking to permit the sale of E15 year round and the President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action. The current government shutdown or staffing shortfalls could delay a final rule and any final rule from the agency is also susceptible to legal challenges.

•
Even if the EPA adopted final rules to implement the E15 initiative by this summer as directed by President Trump, any measurable improvement in demand is likely years away. Ethanol is trading at minute discounts to gasoline. This discourages higher blend rates. The current administration has pursued an aggressive campaign of collapsing RIN prices. As noted above, the primary weapon wielded in this quest has been small refiner waivers. RIN prices have collapsed from 70 cents to under 15 cents, crippling a powerful ethanol blending driver. There are only 5,000 fuel stations out of a total of 150,000 stations in the US which have blending pumps. New gasoline station pumps are very costly. Thus, even were the gasoline versus ethanol spread to move back to big gasoline premiums and if the pace of small refiner waivers to be reversed, getting the delivery system for E15 installed would be a lengthy process. Under current market conditions and government policy, it has slowed to a standstill.

•
Recent EPA actions, especially the increase in the grant of small refiner waivers, have called into question the EPA’s commitment to the initial goals of the original RFS to incentivize and grow renewable fuels consumption. Given the inability of the industry to meet advanced biofuel targets, particularly in cellulosic ethanol, EPA has substantially reduced the RFS mandated required volume levels. While the 15 billion corn based ethanol figure remains intact, recent academic studies posit that the small refiner waivers will result in nearly 200 million gallons of reduced usage of ethanol.

•
With the problems regarding both export and domestic demand outlined above, an additional force which drove our margins lower during the quarter was year over year increased domestic production capacity. Large new plants and plant additions came on line in the Midwest. Between new capacity and ongoing debottlenecking and efficiency gains, year over year quarterly capacity is estimated to have increased by 2.5-3%. Ethanol stocks touched a high in excess of 1 billion gallons during the quarter.

We use futures and options strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. We also incorporate risk management strategies to cover some of the risk involved with changing ethanol and distillers grain market prices. We continue to monitor the markets and attempt to provide for an adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Continued large old crop corn supplies, expected acreage increases for corn this spring and excess ethanol production capacity have had a negative impact on the market price of ethanol which has adversely impacted our profitability. With the negative margins that resulted we saw 4% reductions in production reported by the EIA at the end of the quarter. The EIA also reported no growth in inventory stocks during the last 5 weeks of the quarter. Some producers have responded to poor margins by curtailing production rates. Reduced production rates should continue to allow margins to improve from the low margins registered during late November 2018 through early December 2018. According to the EIA, as of December 31, 2018, weekly ending stocks of ethanol were 2% higher than the same time last year.

Given what we expect to be an ongoing reduction in production rates, we expect tightening stocks/use ratios and improving margins into the spring. If a trade agreement is reached with China and exports improve, better margins could continue through the summer. However, despite the poor margin environment and the fact that plant run rates have been reduced, most plants have not been permanently shuttered and therefore, we could see a rise in production rates as margins start to improve which could offset the benefits of any increased margins and negatively impact our profitability.

During the fourth calendar quarter of 2018, the higher prices we received for our distillers grains positively impacted our margins. The increase in our distillers grain prices resulted primarily from steady world and U.S. protein prices amidst firm demand which management believes is attributable to the Argentinian drought and positive U.S. meat producing margins. In addition to being an animal feed substitute for corn, distillers grains are increasingly considered a protein feed substitute for soybean meal in the United States. Argentina is a leading exporter of soybean meal and tight supplies in Argentina due to the drought have resulted in increased soybean meal prices increasing demand for distillers grains as a feed substitute. In addition, in 2018, strong protein meal prices enabled distillers grains prices to rally versus corn, our basic raw material and protein consuming animal units continued to grow. However, domestic feeding margins in cattle and hogs in particular could have a negative impact on total distillers grains domestic demand. Poultry numbers as evidenced by the weekly Egg Set and Chicks Placed reports have also slowed somewhat. While we remain optimistic on distillers grains demand, given the very high soybean stocks in the U.S., the prospects for a recovery in South American production and a potential pause in growth of animal numbers in the U.S., management is reserved on the possibilities of further distillers grain price improvements.

Corn oil prices were slightly better in the fourth quarter after falling to multiyear lows. The avalanche of soybean stocks in the U.S. resulted in high crush rates and substantial soybean oil production. Soybean oil prices declined to the lows for the year during the fourth quarter and while corn oil prices appreciated relative to soy, the large soy supplies will likely keep a tight lid on corn oil prices. The lack of a new blenders’ tax credit for biodiesel could eventually negatively impact the price and demand for corn oil and biodiesel production margins could be constrained. Corn oil supplies in the U.S. are expected to grow due to yield improvements which could offset the impact of lower ethanol production rates. Corn oil demand remains subject to government action on trade and the blenders’ credit and based on this uncertainty regarding demand, the large domestic supplies of corn oil and increases in production, management does not anticipate an increase in corn oil prices.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $2.0 million as of December 31, 2018 and is projected to be sufficient with current cash balances and credit facilities available for the remainder of the fiscal year. Management continues to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and expenditures for our new PureStream™ protein process; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2018	2017
Net cash provided by operating activities	$1,021,048	$740,165
Net cash (used in) investing activities	(1,325,770)	(3,786,981)
Net cash provided by financing activities	200,000	2,698,775
Net (decrease) in cash and cash equivalents	$(104,722)	$(348,041)

Cash Flow Provided by Operations

For the three months ended December 31, 2018, net cash provided by operating activities increased by $.3 million when compared to net cash provided by operating activities for the three months ended December 31, 2017. The increase in cash provided by operating activities is due to the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $2.5 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease was due to several large progress payments made on the installation of a grains drying and cooling system in the previous fiscal year. This project is estimated to be completed in the second quarter of fiscal year 2019.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $2.5 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease is due to a reduction in borrowings on our term revolver offset by distributions paid to members in December 2017.
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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the December 31, 2018 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the three months ended December 31, 2018 and 2017, the Company had a lower of cost or net realizable value inventory adjustment of $1,082,234 and $167,729, respectively.

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

During the quarter ended December 31, 2018, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.67 per bushel for March 2019 delivery to a high of $3.90 per bushel for March 2019 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2017 ranged from a low of $3.45 per bushel for March 2018 delivery to a high of $3.69 per bushel for March 2018 delivery.

The average price we received for our ethanol FOB Nevada, Ia., during the three months ended December 31, 2018 was $1.11 per gallon, as compared to $1.23 per gallon during the three months ended December 31, 2017.

During the quarter ended December 30, 2018, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.22 per gallon for January 2019 delivery to a high of $1.37 per gallon for January 2019 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2017 ranged from a low of $1.25 per gallon for January 2018 delivery to a high of $1.45 per gallon for January 2018 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net loss on corn derivative financial instruments that was included in our cost of goods sold for the three months ended December 31, 2018 was $63,462, as opposed to a net gain of $410,550 for the three months ended December 31, 2017.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended December 31, 2018 represented approximately 6.0% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.75%. We do not anticipate any significant increase in interest rates during Fiscal 2019.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2018, there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
10	10.1
Amendment dated December 28, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.
*
10	10.2	Amended and Restated Revolving Term Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA
10	10.3	Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Director of Finance	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Director of Finance†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on January 2, 2019.
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

LINCOLNWAY ENERGY, LLC

February 14, 2019	By:	/s/ Eric Hakmiller
Name: Eric Hakmiller
Title: President and Chief Executive Officer

February 14, 2019	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Director of Finance (Principal Financial Officer)