Form 10-Q
period 2019-03-31
Lincolnway Energy, LLC
filed 2019-05-10
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑   Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at May 10, 2019.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2019	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$140,508	$668,456
Derivative financial instruments (Note 7 and 8)	668,489	555,127
Trade and other accounts receivable (Note 6)	3,427,221	2,786,498
Note receivable	4,113,534	—
Inventories (Note 3)	7,767,653	4,556,703
Prepaid expenses and other	315,222	291,036
Total current assets	16,432,627	8,857,820

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,148,360
Buildings and improvements	6,135,864	6,019,001
Plant and process equipment	87,334,108	85,732,218
Office furniture and equipment	478,801	478,173
Construction in progress	6,718,256	11,610,970
	107,823,494	110,988,722
Accumulated depreciation	(63,609,214)	(62,272,902)
Total property and equipment	44,214,280	48,715,820

OTHER ASSETS	860,993	829,832

Total assets	$61,507,900	$58,403,472

See Notes to Unaudited  Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2019	September 30, 2018
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,667,773	$2,378,921
Accounts payable, related party (Note 5)	623,692	657,133
Accrued loss on firm purchase commitments	193,165	366,168
Accrued expenses	1,097,650	972,167
Total current liabilities	4,582,280	4,374,389

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	21,650,000	15,200,000
Deferred revenue	—	296,296
Other	543,190	533,589
Total noncurrent liabilities	22,193,190	16,029,885

COMMITMENTS AND CONTINGENCIES (Notes 6)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained (deficit)	(4,257,675)	(990,907)
Total members' equity	34,732,430	37,999,198

Total liabilities and members' equity	$61,507,900	$58,403,472

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 6)	$24,333,321	$26,788,654	$44,705,013	$49,258,782

Cost of goods sold (Note 6)	24,905,191	26,495,320	49,200,308	49,272,643

Gross profit (loss)	(571,870)	293,334	(4,495,295)	(13,861)

General and administrative expenses	883,954	783,759	1,744,937	1,729,518

Operating (loss)	(1,455,824)	(490,425)	(6,240,232)	(1,743,379)

Other income (expense):
Interest income	36,602	21,931	38,691	21,931
Interest expense	(18,078)	—	(104,388)	—
Other income	6,658	75,325	3,039,161	381,258
	25,182	97,256	2,973,464	403,189

Net (loss)	$(1,430,642)	$(393,169)	$(3,266,768)	$(1,340,190)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net (loss) per unit - basic and diluted	$(34.03)	$(9.35)	$(77.69)	$(31.87)

Distributions per unit - basic and diluted	$—	$—	$—	$25.00

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	38,990,105	(2,827,033)	36,163,072
Net (loss)	—	(1,430,642)	(1,430,642)
Balance, March 31, 2019	$38,990,105	$(4,257,675)	$34,732,430

	Member Contributions	Retained Equity	Total
Balance, September 30, 2017	$38,990,105	$3,007,533	$41,997,638
Net (loss)	—	(947,021)	(947,021)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, December 31, 2017	38,990,105	1,009,287	39,999,392
Net (loss)	—	(393,169)	(393,169)
Balance, March 31, 2018	$38,990,105	$616,118	$39,606,223

See Notes to Unaudited Financial Statements.

12/31/2017
Distribution per Unit	$25

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2019	March 31, 2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,266,768)	$(1,340,190)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,908,043	2,055,078
Loss on disposal of property and equipment	—	24,260
Gain on equity dividend	(28,389)	(7,518)
Accrued loss on firm purchase commitments	(173,003)	—
Changes in working capital components:
Trade and other accounts receivable	(640,723)	641,346
Inventories	(3,210,950)	(1,482,761)
Prepaid expenses and other	(17,357)	127,300
Accounts payable	(361,527)	(1,811,000)
Accounts payable, related party	(33,441)	(428,900)
Accrued expenses and deferred revenue	(170,813)	(254,229)
Derivative financial instruments	(113,362)	(334,814)
Net cash (used in) operating activities	(5,108,290)	(2,811,428)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,836,124)	(8,249,516)
Increase in note receivable	(33,534)	—
Net cash (used in) investing activities	(1,869,658)	(8,249,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	32,000,000	38,250,000
Payments on long-term borrowings	(25,550,000)	(26,500,000)
Member distributions	—	(1,051,225)
Net cash provided by financing activities	6,450,000	10,698,775

Net (decrease) in cash and cash equivalents	(527,948)	(362,169)

CASH AND CASH EQUIVALENTS
Beginning	668,456	690,513
Ending	$140,508	$328,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2019 of $304,947 and 2018 of $124,157	$398,387	$124,157

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$737,307	$1,041,111
Construction in progress included in accrued expenses	—	13,459
Construction in progress converted to note receivable	$4,080,000	$—

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

Basis of presentation and other information: The balance sheet as of September 30, 2018 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2019 and for the three and six months ended March 31, 2019 and 2018 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2018 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of March 31, 2019 and September 30, 2018.

Note receivable: The note receivable is recorded based on the principal value plus interest, $33,534 as of March 31, 2019, accruing at 4%. On March 28, 2019, the Company recorded the note receivable totaling $4,080,000 for a component of the construction in progress that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable is currently due and payable. Management has assessed the collectability of the note receivable and believes no allowance is needed as of March 31, 2019.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2019 and September 30, 2018, the Company recognized a reserve and resulting loss of approximately $551,000 and $280,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $193,000 and $366,000 as of March 31, 2019 and September 30, 2018, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Revenue recognition:  The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal year 2019, using the modified retrospective method. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company generally recognizes revenue at a point and time. The implementation of the new standard did not result in any changes to the measurement or recognition of revenue for prior periods, however additional disclosures have been added in accordance with the ASU.

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

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue was deferred and recognized as the services are performed over the 10 year agreement. On December 17, 2018, the Company entered into a settlement agreement in connection with the early termination of the contract. The settlement totaled approximately $3,000,000 and is included in other income and the remaining deferred revenue of approximately $420,000 was recognized during the three and six months ended March 31, 2019.

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

Recently Issued Accounting Pronouncements:  In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company will not implement ASU 2016-02 until October 2019, when fiscal year 2020 starts. The Company is evaluating the impact of the new standard on the financial statements but expects that upon adoption of this accounting standard, right of use assets and lease obligations recognized on the balance sheet will be material.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Ethanol, net of hedging gain (loss)	$18,991,717	$20,251,712	$33,643,119	$37,126,033
Distillers Grains	3,718,529	4,759,804	7,492,069	8,435,280
Other	1,623,075	1,777,138	3,569,825	3,697,469
Total	$24,333,321	$26,788,654	$44,705,013	$49,258,782

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2019	September 30, 2018

Raw materials, including corn, chemicals and supplies	$5,392,612	$3,297,104
Work in process	913,292	794,844
Ethanol and distillers grains	1,461,749	464,755
Total	$7,767,653	$4,556,703

Note 4.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Borrowings will be reduced by $5,000,000 every year starting October 20, 2020 until October 1, 2024 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate (2.49% as of March 31, 2019) plus 3.75%. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $21,650,000 and $15,200,000, respectively, on the revolving term loan at March 31, 2019 and September 30, 2018. Aggregate maturities of long term debt as of March 31, 2019 are as follows:

Fiscal Year	Amount Due
2019	$0
2020	$0
2021	$1,650,000
2022	$5,000,000
2023	$5,000,000
Thereafter	$10,000,000
Total	$21,650,000

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 5.    Related-Party Transactions

The Company had the following related-party activity with members during the three and six months ended March 31, 2019 and 2018:

Corn Commitment:
March 31, 2019

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$786,188	485,000	January 2020	$623,692

Corn Purchased:
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Related Parties	$11,309,343	$11,992,132	$22,210,681	$19,921,289

Note 6.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $18,968,617 and $33,621,594, respectively, for the three and six months ended March 31, 2019. Revenues with this entity were $20,313,536 and $37,139,032, respectively for the three and six months ended March 31, 2018. Trade accounts receivable of $2,720,174 were due from this entity as of March 31, 2019. As of March 31, 2019, the Company had ethanol unpriced sales commitments with this entity of approximately 12.4 million gallons through June 2019.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $3,718,529 and $7,492,069, respectively, for the three and six months ended March 31, 2019. Revenues with this entity were $4,759,804 and $8,435,280, respectively, for the three and six months ended March 31, 2018. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $286,733 were due from this entity as of March 31, 2019. The Company had distillers grain sales commitments with this entity of approximately 4,600 tons, for a total sales commitment of approximately $628,900.

As of March 31, 2019, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $2.8 million. These contracts mature at various dates through January 2020. The Company also had basis contract commitments with unrelated parties to purchase 37,500 bushels of corn. These contracts mature at various dates through July 2019.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit will be reduced over time as the Company makes payments under the agreement. At March 31, 2019, the remaining commitment was approximately $1.6 million.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of March 31, 2019, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 660,875 MMBtu's maturing at various dates through December 2019.

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2019	September 30, 2018
Derivative assets - corn contracts	$450,175	$819,613
Derivative assets - ethanol contracts	—	2,640
Derivative liabilities - corn contracts	(41,688)	(813)
Cash held by (due to) broker	260,002	(266,313)
Total	$668,489	$555,127

The effects on operating income from derivative activities are as follows:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$23,100	$(54,180)	$21,525	$(21,630)
Unrealized gain (loss)	—	(7,644)	—	8,631
Total effect on revenues	23,100	(61,824)	21,525	(12,999)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	510,362	45,525	771,300	420,725
Unrealized (loss)	(85,913)	(681,838)	(410,313)	(646,488)
Total effect on corn cost	424,449	(636,313)	360,987	(225,763)
Gains (loss) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	(67,020)	(11,840)	13,660	30,939
Unrealized gain (loss)	44,520	(7,010)	3,460	14,290
Total effect on natural gas cost	(22,500)	(18,850)	17,120	45,229
Total effect on cost of goods sold	401,949	(655,163)	378,107	(180,534)
Total gain (loss) due to derivative activities	$425,049	$(716,987)	$399,632	$(193,533)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$450,175	$450,175	$—	$—

Liabilities, derivative financial instruments	$41,688	$41,688	$—	$—

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$822,253	$822,253	$—	$—

Liabilities, derivative financial instruments	$813	$813	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy's various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy's operations or financial condition;

•	Decreases in the market prices of ethanol and distiller's grains;

•	Ethanol supply exceeding demand;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller's grains produced in the United States;

•	Disruptions, failures; security breaches or other cybersecurity threats relating to or impacting our information technology infrastructure; and

•	Trade actions by the Federal Government, particularly those affecting the agriculture sector and related industries.

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

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. (“Air Products”), has a plant located on the Company’s site that purchases the Company's carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and the revolving term loan that is available to us.

Executive Overview of Ethanol Industry

The ethanol industry is experiencing the lowest margin environment seen in the past decade primarily due to the fact that the substantial oversupply of ethanol which is exceeding demand and markets are reacting accordingly by disincentivizing production. Although our current plant operational efficiencies are strong, in order to drive positive results in a negative margin environment, we need to continue to enhance our operational efficiencies. As a result, our management team and Board of Directors continue to explore opportunities to improve our plant's operational efficiencies. We are evaluating various opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the energy we use as part of the production process and to reduce the carbon index of the ethanol we produce.

We remain committed to the development of a new high quality species specific animal feed which we have branded as PureStream™ protein.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. We entered into agreements with third parties for the installation of a grains drying and cooling system as part of the development of the PureStream™ protein production process; however, as is common when installing new production equipment, we have faced multiple challenges with the installation and implementation of such systems.  We are currently evaluating our options with respect to these agreements and potential alternatives in order to complete the development of the necessary enhancements required to produce the PureStream™ protein animal feed.

Part of the evaluation process for any of these opportunities and efficiency improvements includes a review of the relative costs and benefits of any proposed process enhancements, including any necessary capital investments in technology or equipment and the potential return on such investment. These process enhancements require significant financial investments but the goal is to implement processes and technologies that will provide a positive return that will improve the revenue and income prospects of the Company.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2017, the EPA issued the final rule for 2018 which set the annual volume requirement for renewable fuel at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons per year and maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Final 2019 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 2017 requirements and the Final 2019 Rule is slightly higher than the Final 2018 Rule, the volume requirements under both the Final 2018 Rule and the Final 2019 Rule are still significantly below the 26 billion gallons and 28 billion gallons statutory mandates for 2018 and 2019, respectively, with significant reductions in the volume requirements for advanced biofuels as well. However, the Final 2018 Rule and the Final 2019 Rule both maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates triggering the mandatory reset under the RFS. Therefore, the EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch.

On April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to remove arbitrary barriers to the year-round use of E15 that currently inhibit sales of E15 in certain markets during summer driving months and extend the One-Pound Waiver to E15 so that E15 may be sold throughout the year without disruption.

On October 8, 2018, President Trump directed the EPA to begin rulemaking to permit the sale of E15 year round and the President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. On March 4, 2019, the EPA issued a proposed rule in which the EPA has proposed to extend the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. The EPA is accepting comments on its proposed rule until April 29, 2019, and is working to finalize the rule consistent with President Trump’s stated goal of having a final rule out before the start of summer driving season on June 1, 2019. The proposed rule also contains certain RIN reform changes that could reduce RIN values subsequently reduce incentives for higher ethanol blends, including E15. Any final rule from the agency is susceptible to legal challenges and there is no guarantee that the rule will be finalized before the 2019 summer driving months, nor is there any guarantee that the rule will ever be finalized.

Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refiner waivers granted.  Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. As of March 2019, the EPA reported waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017 totaling 1.82 billion gallons. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to under $0.20. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. As of March 2019, there are 39 waiver applications pending for compliance year 2018.

The joint impact of large increases in small refiner waivers granted by the EPA and the substantial reduction in U.S. ethanol exports to China has had a very negative impact on ethanol D6 RIN prices. RIN prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace. The reduction in RIN prices can also have an adverse impact on ethanol prices. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. This undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refiners, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance.

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

On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Final 2019 Rule together with the recent actions by the Trump administration relating to permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, there is still significant uncertainty about the level of support for the RFS within the Trump administration. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.

Executive Summary

Highlights for the three months ended March 31, 2019, are as follows:

•Total revenues decreased 9.2%, or $2.5 million, compared to the 2018 comparable period.

•Total cost of goods sold decreased 6.0%, or $1.6 million, compared to the 2018 comparable period.

•Net (loss) was approximately -$1.4 million, which was a decrease of $1.0 million when compared to the net (loss) of $.4 million for the 2018 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)				(Unaudited)
Income Statement Data	2019		2018		2019		2018

Revenue	$24,333	100.0%	$26,789	100.0%	$44,705	100.0%	$49,259	100.0%
Cost of goods sold	24,905	102.4%	26,495	98.9%	49,200	110.1%	49,273	100.0%
Gross profit (loss)	(572)	(2.4)%	294	1.1%	(4,495)	(10.1)%	(14)	—%
General and administrative expenses	884	3.6%	784	2.9%	1,745	3.9%	1,729	3.5%
Operating income (loss)	(1,456)	(6.0)%	(490)	(1.8)%	(6,240)	(14.0)%	(1,743)	(3.5)%
Other income (expense), net	25	0.1%	97	0.4%	2,973	6.7%	403	0.8%
Net income (loss)	$(1,431)	(5.9)%	$(393)	(1.4)%	$(3,267)	(7.3)%	$(1,340)	(2.7)%

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Revenues. Total revenues decreased by 9.2% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Ethanol sales decreased by 6.6% and sales from co-products decreased by 18.3% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The change in ethanol revenue was a result of a 4.7% decrease in the price per gallon received combined with a 2.2% decrease in sales volume for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record domestic production of ethanol. In addition, ethanol prices have been negatively impacted by international trade disputes with foreign countries, including, China, Mexico, and the European Union, and the institution of tariffs have had an adverse effect on export demand from certain countries. Ethanol sales volume decreased as flooding issues caused bottlenecks with railcar returns, forcing the Company to build inventories instead of shipping product. Ethanol revenue for the three months ended March 31, 2019 also included a $23,100 net gain for ethanol derivatives, compared to a $61,824 net loss in the same quarter for the prior period.

Sales from co-products decreased by 14.5% for the three months ended March 31, 2019 from the three months ended March 31, 2018. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales was primarily due to a $1.0 million decrease in distillers grain revenue. Distillers grain sales volume decreased as problems with railcar returns forced the company to build inventories. Improvements in ethanol yields also decreased distillers grain production as more corn in the process is converted to ethanol.

Cost of goods sold. Cost of goods sold decreased by 6.0% or approximately $1.6 million, for the three months ended March 31, 2019 from the three months ended March 31, 2018. The decrease was primarily due to decreases in corn costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $1.6 million, or 8.7%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was due to hedging gains and reduced bushels consumed with improved production yields. For the three months ended March 31, 2019 corn costs included a $0.4 million net gain for derivatives relating to corn costs, compared to a $0.6 million net loss in the same quarter for the prior year. Corn costs represented 69.2% of cost of goods sold for the three months ended March 31, 2019, compared to 71.3% for the three months ended March 31, 2018.

General and administrative costs increased by $.1 million or 12.8% for the three months ended March 31, 2019 from the three months ended March 31, 2018. The increase is due to increased payroll and legal fees resulting from the transition in the CEO position.

Results of Operations for the Six Months Ended March 31, 2019 as Compared to the Six Months Ended March 31, 2018

Revenues. Revenues decreased by $4.6 million, or 9.2%, for the six months ended March 31, 2019 from the six months ended March 31, 2018. Ethanol sales decreased $3.5 million, or 9.4%, for the six months ended March 31, 2019 from the six months ended March 31, 2018. The change in ethanol revenue was a result of a 6.4% decrease in the price per gallon received as well as a 2.8% decrease in sales volume for the six months ended March 31, 2019, when compared to the six months ended March 31, 2018. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol. Sales volume decreased 2.8% as production run rates were slowed down to improve yields, efficiencies and profitability. The six months ended March 31, 2019 also included a $21,525 net gain for derivatives related to ethanol sales, compared to a $12,999 net loss in the prior period.

Sales from co-products decreased by 7.5%, or $.9 million, for the six months ended March 31, 2019 from the six months ended March 31, 2018. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Co-product revenue decreased primarily due to a 9.2% decrease in dried distillers grains revenue for the six months ended March 31, 2019 from the six months ended March 31, 2018. Distillers grain production decreased as ethanol run rates decreased and ethanol yields increased, converting more corn to ethanol.

Cost of goods sold. Cost of goods sold decreased $72,335 for the six months ended March 31, 2019 from the six months ended March 31, 2018. The decrease was primarily due to decreases in corn costs and repairs and maintenance offset by increased depreciation. Changes in other categories were fairly small and considered immaterial. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased by $.6 million, or 1.6%, for the six months ended March 31, 2019 from the six months ended March 31, 2018. The decrease was due to a 5.8% decrease in corn bushels consumed due to reduced run rates and higher ethanol yields. For the six months ended March 31, 2019, corn costs included a $.4 million net gain for derivatives relating to future contracts, compared to a $.2 million loss for the six months ended March 31, 2018. Corn costs represented 68.2% of cost of goods sold for the six months ended March 31, 2019, compared to 69.2% for the six month March 31, 2018.

Repairs and maintenance decreased by $.2 million or 12.1% for the six months ended March 31, 2019 from the six months ended March 31, 2018. The decrease was due to an increased focus on preventative maintenance to avoid large costly repairs as well as a focus on cost control.

Depreciation expense increased approximately $.8 million, or 46.9% for the six months ended March 31, 2019 from the six months ended March 31, 2018. Depreciation was accelerated on the old regenerative thermal oxidizer (RTO) to adjust the asset to its revised useful life before it was replaced in December 2018.

General and administrative costs increased by $15,419 or .9% for the six months ended March 31, 2019 from the six months ended March 31, 2018. The small increase is due to additional payroll and legal fees related to transition in the CEO position.

Other income increased $2.5 million for the six months ended March 31, 2019 from the six months ended March 31, 2018. The increase is due to an approximately $3,000,000 settlement payment received in exchange for the early termination of a contract.

Industry Factors that May Affect Future Operating Results

During the three months ended March 31, 2019, the ethanol industry experienced extremely weak ethanol production margins as a result of a combination of factors including the following:

•
Corn futures prices moved steadily lower during the three months ended March 31, 2019. The Chicago Mercantile Exchange price per bushel dropped for most of the quarter as the market reacted to very good growing and harvesting conditions in South America and a resultant significant deceleration in U.S. export sales. The market was also buffeted by the expectation for a large expansion in U.S. corn plantings, which was confirmed by the U.S. Department of Agriculture (the “USDA”) in their March 31, 2019 planting intentions report. Farmer selling contracted on the price break and the cash corn basis rallied strongly to the end quarter blunting any potential margin benefit from the lower futures prices.

•
The latest estimates of supply and demand provided by the USDA held steady 2017/18 crop year ending corn stocks of 2.140 billion bushels and reduced 2018/19 crop year ending corn stocks by almost 15% from 2.140 billion bushels at the end of 2017/18 down to 1.83 billion bushels, reflecting modestly reduced U.S. supplies and steady demand. However, futures prices broke under the influence of much larger South American corn supplies and anticipated corn acreage expansion on both continents.

•
Exports of U.S. ethanol experienced significant challenges from tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets. Export sales of U.S. ethanol to foreign consumers weakened during the quarter despite firm petroleum prices and low U.S. ethanol prices. Net ethanol exports of U.S. ethanol in calendar year 2018 were 27% higher than exports during 2017. However, the expectations for net ethanol exports in 2019 are less optimistic and are unlikely to surpass 2018. Chinese tariffs on the importation of U.S. ethanol remain in place and Chinese demand for U.S. ethanol is likely to remain near zero. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 due to a 30% tariff imposed on the U.S. which increased to 70% in early 2018. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol and trade related political considerations are expected to predominate in the short run. If and when a trade deal is struck with China, exports to China may increase.

•
Brazilian demand from the U.S. remained steady in spite of protective tariffs applied to imports of U.S. ethanol over certain volumes. In September 2017, the Brazilian Secretary of Foreign Trade issued an official written resolution imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years, and is set to expire at the end of August 2019. It is currently being reported that the Brazilian government may allow this resolution to expire in September 2019 while retaining the tariff of 20% on imported ethanol which would then apply to all U.S. ethanol imported into Brazil. This could materially reduce U.S. ethanol exports to Brazil beginning September 2019 forward. Management currently anticipates, at least in the short term, exports to Brazil will remain steady despite the 20% tariff imposed in 2017. However, despite high gasoline prices in Brazil which support the flow of ethanol from the U.S. to Brazil, the growing shift of mill production in Brazil away from sugar to ethanol is already impacting the price differential within Brazil and making Brazilian ethanol more competitive in world markets.

•
Ethanol expanded its large price discount to gasoline by 20 cents per gallon during the quarter, which may improve domestic and export demand. Typically such an ethanol trading discount would also bolster the penetration of E15 blends in the domestic market. However, the joint impact of large increases in small refiner waivers granted by the EPA and the resulting decrease in RIN prices removed a powerful blending incentive from the ethanol marketplace. Financial incentives in the form of high ethanol price discounts and high D6 RIN prices drive higher levels of usage and blending. However, recent studies suggest that the most important factor for improving the usage of higher ethanol blends is the proliferation of pumps at the station that are able to provide the higher ethanol blends, meaning before price can matter, outright availability matters much more. Given the high expense of pump additions or replacements, the potential demand increase from adaptation of E15 is expected to be very low and slow.

•
The EPA’s maintenance in the Final 2019 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons appeared to signal continued support by the administration of the RFS for ethanol. However, given the EPA’s ongoing waivers of small refiner RFS obligations, the scale remains tilted in favor of “Big Oil” and the perceived investment risks for ethanol have likely increased.

•
Despite the threats to export demand outlined above, the primary driving forces moving our margins lower during the quarter were decreased domestic consumption and growth in production capacity. Year over year quarterly domestic demand decreased nearly 1%. Domestic offtake constitutes 90% of overall demand and when it improves, the negative impacts of production increases are somewhat alleviated. Estimated production capacity increases as compared to the same quarter in 2018 reached nearly 2%, or 400 million gallons annually. When combined, the increase in production capacity and the decrease in domestic consumption as compared to the same quarter in 2018 exceeds 500 million gallons annually.

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

Management currently believes that our margins will improve modestly during the remainder of the fiscal year ending September 30, 2019, as historically has been the case in the summer months. However; continued large old crop corn supplies and ethanol production capacity increases could have a negative impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high or grow, or if U.S. exports of ethanol decline further. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. The U.S. Energy Information Administration (the "EIA") has reported that during 2018, increasing ethanol production rates outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels. According to the EIA, as of December 31, 2018, weekly ending stocks of ethanol were 1% higher than the same time last year and 20% higher than t he previous five-year average. Given the decreases in both domestic demand and net exports during the first three months of 2019, ending stocks of ethanol on March 31, 2019 increased to 107% of the ending stocks on March 31, 2018. Ethanol exports have provided little support for ethanol prices despite the widening of the discount of ethanol versus gasoline. Adjustments in the small refiner waivers granted by the EPA also may result in an oversupply of D6 RINs which could decrease demand for corn-based ethanol despite statutory requirements set forth in the Final 2019 Rule. The Final 2019 Rule renewable volume requirements did not include any material growth and as a result, unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the weak prices received for our distillers grains. During the first quarter of 2019 distillers grains prices were reduced as a result of falling world soybean meal prices which management believes is attributable to the larger South American soybean crops and reduced Chinese soybean demand. Argentine and Brazilian soybean production now easily exceed that of the United States. In addition to being an animal feed substitute for corn, distillers grains are increasingly considered a protein feed substitute for soybean meal. In 2019, weaker protein meal prices have caused distillers grains prices to slip versus corn, our basic raw material. Demand and prices for distillers grains may experience decreases in the near term due to potential demand reduction for protein meals as a result of African swine fever outbreaks in China and other Far Eastern countries. In addition significantly higher supplies of South American soybean meal may pressure U.S. protein meal prices reducing the share of distillers grains in domestic rations. While management currently believes that the impact of the Chinese imposition of antidumping and countervailing duties on distillers grains produced in the U.S. has been fully absorbed into the current market and therefore should not result in further price declines, the impact of the African swine fever outbreaks has likely not been fully discounted in protein feed markets. Despite other countries such as Mexico, Canada and South Korea increasing their imports of distillers grains, the impact of large demand reductions from the Far East as hog populations fall has probably not been fully discounted in the market.

The Final 2019 Rule increased the renewable volume requirements for advanced biofuels from the 2018 level but left biomass based diesel unchanged. This could negatively impact the demand for corn oil as U.S. corn oil supplies are expected to grow by nearly 5%. World oilseed supplies are projected to be 3% higher, and world soybean supplies are expected to increase modestly. The most important factor currently is the uncertainty about what the U.S. Government may do in regard to tariffs on a wide range of imports and the potential impact to international biodiesel and ethanol flows.

Corn oil prices remain at multiyear lows. Corn oil prices have been adversely impacted by oversupply of corn oil due to the substantial increase in ethanol production during the last few years.  Additionally, corn oil prices have been impacted by oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil for biodiesel production. The impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices. Management sees little potential for an increase in corn oil prices given production increases and large trade flow uncertainty.

In February 2019, the Tax Extender and Disaster Relief Act of 2019 was introduced, which would reinstate the $1.00-per-gallon biodiesel blender tax credit retroactively from January 1, 2018 through December 31, 2019. This legislation has not yet been approved, and, therefore, the tax credit has not yet been renewed. Management cannot predict whether this legislation or other legislation extending the biodiesel tax credit will be passed by Congress.  Corn oil prices may decrease further if biodiesel producers reduce production and/or demand for corn oil is reduced without extension of the biodiesel blenders tax credit.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we anticipate that we will have sufficient cash from existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 12 months. Management believes that an abundant corn supply will cause corn prices to remain near current levels and an anticipated increase in the supply of ethanol will cause ethanol prices to stay near current levels. Working capital was approximately $11.9 million (including approximately $4.1 million related to a note receivable) as of March 31, 2019. The full amount of the note receivable is currently due and payable; however, there is no guarantee that we will be able to collect all, or any, of the amounts due and payable under such note receivable. However, management currently projects that working capital will be sufficient base on current cash balances and credit facilities available for the remainder of the fiscal year, but management will continue to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and expenditures for our new PureStream™ protein process; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2019	2018
Net cash (used in) operating activities	$(5,108,290)	$(2,811,428)
Net cash (used in) investing activities	(1,869,658)	(8,249,516)
Net cash provided by financing activities	6,450,000	10,698,775
Net (decrease) in cash and cash equivalents	$(527,948)	$(362,169)

Cash Flow (Used in) Operations

For the six months ended March 31, 2019, net cash used in operating activities decreased by $2.3 million when compared to net cash provided by operating activities for the six months ended March 31, 2018. The decrease in cash used in operating activities is due to net loss and the timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $6.4 million for the six months ended March 31, 2019 compared to the six months ended March 31 2018. The decrease is due to progress payments on the installation of a grains drying and cooling system in the previous fiscal year.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $4.2 million for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. The decrease is due to reduced borrowings on our term revolver in the six month ended March 31, 2019 compared to borrowings in the six months ended March 31, 2018. In addition to the distribution paid to members in fiscal year 2018.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2019 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Net Realizable Value

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the three months ended March 31, 2019 and 2018, the Company had a lower of net realizable value inventory adjustment of approximately $551,000 and $280,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

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

During the quarter ended March 31, 2019, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.56 per bushel for May 2019 delivery to a high of $3.92 per bushel for May 2019 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2018 ranged from a low of $3.54 per bushel for May 2018 delivery to a high of $3.91 per bushel for May 2018 delivery.

The average price we received for our ethanol during the three months ended March 31, 2019 was $1.21 per gallon, as compared to $1.27 per gallon during the three months ended March 31, 2018.

During the quarter ended March 31, 2019, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.29 per gallon for April 2019 delivery to a high of $1.43 per gallon for April 2019 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2018 ranged from a low of $1.37 per gallon for April 2018 delivery to a high of $1.54 per gallon for April 2018 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended March 31, 2019 was $424,449, as opposed to a net loss of $636,313 for the three months ended March 31, 2018.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended March 31, 2019 represented approximately 7.3% of our total cost of goods sold for that period.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management,  under the supervision and with  the  participation  of  our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the  effectiveness of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  our President and Chief Executive Officer and our Chief Financial Officer have  concluded  that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports our  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including our  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page

10	10.1	Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg effective March 4, 2019	*
	10.2	Separation Agreement between Lincolnway Energy, LLC and Eric Hakmiller dated March 4, 2019	**

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Chief Financial Officer†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on March 7, 2019.
** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Committee on March 26, 2019.
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

LINCOLNWAY ENERGY, LLC

May 10, 2019	By:	/s/ Michael Hollenberg
Name: Michael Hollenberg
Title: President and Chief Executive Officer

May 10, 2019	By:	/s/ Kristine Strum
Name: Kristine Strum
Title: Chief Financial Officer