Form 10-Q
period 2019-06-30
Lincolnway Energy, LLC
filed 2019-08-19
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Membership units	N/A	N/A

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding at August 1, 2019.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2019	September 30, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$186,902	$668,456
Derivative financial instruments (Note 8 and 9)	1,100,189	555,127
Trade and other accounts receivable (Note 7)	2,823,468	2,786,498
Inventories (Note 3)	5,515,181	4,556,703
Prepaid expenses and other	299,831	291,036
Total current assets	9,925,571	8,857,820

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,148,360
Buildings and improvements	7,548,308	6,019,001
Plant and process equipment	85,927,383	85,732,218
Office furniture and equipment	479,812	478,173
Construction in progress	6,764,863	11,610,970
	107,876,831	110,988,722
Accumulated depreciation	(64,719,722)	(62,272,902)
Total property and equipment	43,157,109	48,715,820

OTHER ASSETS	862,520	829,832

Total assets	$53,945,200	$58,403,472

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2019	September 30, 2018
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,829,075	$2,378,921
Accounts payable, related party (Note 7)	165,148	657,133
Current maturities of long-term debt (Note 5 and 6)	22,600,000	—
Accrued loss on firm purchase commitments	547,246	366,168
Accrued expenses	916,027	972,167
Total current liabilities	26,057,496	4,374,389

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	—	15,200,000
Deferred revenue	—	296,296
Other	550,116	533,589
Total noncurrent liabilities	550,116	16,029,885

COMMITMENTS AND CONTINGENCIES (Note 8)

MEMBERS' EQUITY
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained (deficit)	(11,652,517)	(990,907)
Total members' equity	27,337,588	37,999,198

Total liabilities and members' equity	$53,945,200	$58,403,472

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)		(Unaudited)
Revenues (Notes 2 and 6)	$26,488,313	$27,100,886	$71,193,326	$76,359,668

Cost of goods sold (Note 6)	28,137,492	26,233,030	77,337,800	75,505,673

Gross profit (loss)	(1,649,179)	867,856	(6,144,474)	853,995

General and administrative expenses	1,028,108	735,719	2,773,045	2,465,237
Bad debt expense	4,385,009	—	4,385,009	—

Operating profit (loss)	(7,062,296)	132,137	(13,302,528)	(1,611,242)

Other income (expense):
Interest income	(30,990)	19,516	7,701	41,447
Interest expense	(342,335)	(28,675)	(446,723)	(28,675)
Other income	40,779	199,526	3,079,940	580,784
	(332,546)	190,367	2,640,918	593,556

Net profit (loss)	$(7,394,842)	$322,504	$(10,661,610)	$(1,017,686)

Weighted average units outstanding	42,049	42,049	42,049	42,049

Net profit (loss) per unit - basic and diluted	$(175.87)	$7.67	$(253.55)	$(24.20)

Distributions per unit - basic and diluted	$—	$—	$—	$25.00

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	38,990,105	(2,827,033)	36,163,072
Net (loss)	—	(1,430,642)	(1,430,642)
Balance, March 31, 2019	$38,990,105	$(4,257,675)	$34,732,430
Net (loss)	—	(7,394,842)	(7,394,842)
Balance, June 30, 2019	$38,990,105	$(11,652,517)	$27,337,588

	Member Contributions	Retained Equity	Total
Balance, September 30, 2017	$38,990,105	$3,007,533	$41,997,638
Net (loss)	—	(947,021)	(947,021)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, December 31, 2017	38,990,105	1,009,287	39,999,392
Net (loss)	—	(393,169)	(393,169)
Balance, March 31, 2018	$38,990,105	$616,118	$39,606,223
Net income	—	322,504	322,504
Balance, June 30, 2018	$38,990,105	$938,622	$39,928,727

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC Statements of Cash Flows
	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(10,661,610)	$(1,017,686)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,105,400	3,139,546
Loss on disposal of property and equipment	228,475	36,123
Gain on equity dividend	—	(7,518)
Accrued loss on firm purchase commitments	181,078	—
Bad debt expense	4,385,009	—
Changes in working capital components:
Trade and other accounts receivable	(341,979)	158,730
Inventories	(958,478)	718,805
Prepaid expenses and other	(24,956)	102,251
Accounts payable	(489,825)	(1,461,294)
Accounts payable, related party	(491,985)	(297,295)
Accrued expenses and deferred revenue	(352,436)	178,829
Derivative financial instruments	(545,062)	68,149
Net cash provided by (used in) operating activities	(4,966,369)	1,618,640

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,930,185)	(11,711,269)
Proceeds from sale of property and equipment	15,000	—
Net cash (used in) investing activities	(2,915,185)	(11,711,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	50,050,000	53,800,000
Payments on long-term borrowings	(42,650,000)	(42,900,000)
Member distributions	—	(1,051,225)
Net cash provided by financing activities	7,400,000	9,848,775

Net (decrease) in cash and cash equivalents	(481,554)	(243,854)

CASH AND CASH EQUIVALENTS
Beginning	668,456	690,513
Ending	$186,902	$446,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2019 of $304,947 and 2018 of $360,117	$839,649	$312,488

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$26,907	$308,020
Construction in progress included in accrued expenses	$—	40,439
Construction in progress converted to note receivable	$4,080,000	$—

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

Basis of presentation and other information: The balance sheet as of September 30, 2018 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2019 and for the three and nine months ended June 30, 2019 and 2018 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2018 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of June 30, 2019 and September 30, 2018.

Note receivable: On March 28, 2019, the Company recorded a note receivable totaling $4,080,000 for a component of the construction in progress (the dryer) that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable plus interest is currently due and payable. During the three months ended June 30, 2019 management determined based on communication from the vendor and lack of payment that the note receivable, including interest of $60,809, should be fully reserved at June 30, 2019. Bad debt expense of $4,385,009 and none was recorded during the three and nine months ended June 30, 2019 and 2018, respectively.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of June 30, 2019 and September 30, 2018, the Company recognized a reserve and resulting loss of approximately $180,000 and $280,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $547,000 and $366,000 as of June 30, 2019 and September 30, 2018, respectively.

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

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue was deferred and recognized as the services are performed over the 10 year agreement. On December 17, 2018, the Company entered into a settlement agreement in connection with the early termination of the contract. The settlement totaled approximately $3,000,000 and is included in other income and the remaining deferred revenue of approximately $420,000 was recognized during the nine months ended June 30, 2019.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Ethanol, net of hedging gain (loss)	$21,006,222	$20,779,432	$54,649,341	$57,905,465
Distillers Grains	3,761,379	4,424,605	11,253,448	12,859,885
Other	1,720,712	1,896,849	5,290,537	5,594,318
Total	$26,488,313	$27,100,886	$71,193,326	$76,359,668

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2019	September 30, 2018

Raw materials, including corn, chemicals and supplies	$3,726,953	$3,297,104
Work in process	978,972	794,844
Ethanol and distillers grains	809,256	464,755
Total	$5,515,181	$4,556,703

Note 4. Revolving Credit Loan

The Company entered into a Revolving Credit Promissory Note dated June 23, 2019 which provides for loans of not to exceed $4,000,000 at any time outstanding through January 1, 2020, subject to annual renewal.  Interest will accrue at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (2.40% as of June 30, 2019).

The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was no outstanding balance on the revolving credit loan as of June 30, 2019 and September 30, 2018.

Note 5.     Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Borrowings will be reduced by $5,000,000 every year starting October 20, 2020 until October 1, 2024 when the loan expires. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate (2.40% as of June 30, 2019) plus 3.75%. The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. There were outstanding borrowings of $22,600,000 and $15,200,000, respectively, on the revolving term loan at June 30, 2019 and September 30, 2018. Aggregate maturities of long term debt as of June 30, 2019 are as follows:

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Fiscal Year	Amount Due
2019	$22,600,000
2020	$0
2021	$0
2022	$0
2023	$0
Thereafter	$0
Total	$22,600,000

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,588,275. As of June 30, 2019, the outstanding amount payable by the Company under the Restated Letter of Credit Note was $1,588,275.

Note 6. Liquidity and Going Concern Analysis
The Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over the past several months.  In September 2018, the Company was able to obtain covenant waivers from its lender related to covenant compliance and to modify future covenant requirements to allow it to remain in compliance until the margin environment improved.  The margin environment did not improve in the ensuing months.  As a result, the Company entered into an additional line of credit and amended its covenants in June, 2019.  These factors have raised substantial doubt as to the Company’s ability to continue as a going concern for the next 12 months.  Management believed these factors to be significant due to a lack of liquidity and uncertainty regarding the Company’s ability to meet its financial obligations without additional financing or equity infusion.  Based on this evaluation, the Company has determined compliance over the next 12 month period is not reasonably possible and, as a result, has recognized all debt as current on its financial statements.  The Company believes it will be able to work with the bank on future covenant waivers if needed, or get additional equity/financing, however these results cannot be assured.

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members during the three and nine months ended June 30, 2019 and 2018:

Corn Commitment:
June 30, 2019

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$3,406,557	320,000	April 2020	$165,148

Corn Purchased:
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Related Parties	$8,781,404	$11,219,193	$30,992,085	$31,140,482

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Note 8.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $21,006,221 and $54,627,815, respectively, for the three and nine months ended June 30, 2019. Revenues with this entity were $20,776,282 and $57,915,314, respectively for the three and nine months ended June 30, 2018. Trade accounts receivable of $2,266,817 were due from this entity as of June 30, 2019. As of June 30, 2019, the Company had ethanol unpriced sales commitments with this entity of approximately 16.5 million gallons through December 2019.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $3,761,379 and $11,253,448, respectively, for the three and nine months ended June 30, 2019. Revenues with this entity were $4,479,177 and $12,971,145, respectively, for the three and nine months ended June 30, 2018. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $212,976 were due from this entity as of June 30, 2019. The Company had distillers grain sales commitments with this entity of approximately 4,600 tons, for a total sales commitment of approximately $583,250.

As of June 30, 2019, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $6.5 million. These contracts mature at various dates through June 2020. The Company also had basis contract commitments with unrelated parties to purchase 142,500 bushels of corn. These contracts mature at various dates through July 2019.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit will be reduced over time as the Company makes payments under the agreement. At June 30, 2019, the remaining commitment was approximately $1.5 million.

As of June 30, 2019, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 312,800 MMBtu's maturing at various dates through December 2019.

Note 9.    Risk Management

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

	June 30, 2019	September 30, 2018
Derivative assets - corn contracts	$285,763	$819,613
Derivative assets - ethanol contracts	—	2,640
Derivative liabilities - corn contracts	(438,700)	(813)
Cash held by (due to) broker	1,253,126	(266,313)
Total	$1,100,189	$555,127

The effects on operating income from derivative activities are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$—	$11,781	$21,525	$(9,849)
Unrealized (loss)	—	(8,631)	—	—
Total effect on revenues	—	3,150	21,525	(9,849)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	(444,267)	317,981	327,033	738,706
Unrealized gain (loss)	(561,425)	1,050,763	(971,738)	404,275
Total effect on corn cost	(1,005,692)	1,368,744	(644,705)	1,142,981
Gains (loss) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	—	17,820	13,660	48,759
Unrealized gain (loss)	—	(5,580)	3,460	8,710
Total effect on natural gas cost	—	12,240	17,120	57,469
Total effect on cost of goods sold	(1,005,692)	1,380,984	(627,585)	1,200,450
Total gain (loss) due to derivative activities	$(1,005,692)	$1,384,134	$(606,060)	$1,190,601

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or market assessment.

Note 10    Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$285,763	$285,763	$—	$—

Liabilities, derivative financial instruments	$438,700	$438,700	$—	$—

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$822,253	$822,253	$—	$—

Liabilities, derivative financial instruments	$813	$813	$—	$—

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward-looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not, and many of which are beyond the control of the Company and its management.  We cannot guarantee our future results, performance or business conditions, and strong or undue reliance must not be placed on any forward-looking statements, which speak only as of the date of this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

•	Changes in the availability and price of corn and natural gas;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;

•	The inability to comply with the covenants and other requirements of Lincolnway Energy's various loan agreements;

•	Negative impacts that hedging activities may have on Lincolnway Energy's operations or financial condition;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand;

•	Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States;

•	Disruptions, failures; security breaches or other cybersecurity threats relating to or impacting our information technology infrastructure; and

•	Trade actions by the Federal Government, particularly those affecting the agriculture sector and related industries.

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

We expect to fund our operations during the next twelve months using cash flows from continuing operations and the revolving term loan that is available. If the current ethanol economics continue, the Company may seek capital in form of equity or debt to meet our operating requirements.

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

As stated in Note 1, the Company wrote off the Dyer note receivable for approximately $4.4 million. We remain committed to the development of a new high quality species specific animal feed which we have branded as PureStream™ protein as we seek alternatives for drying this high quality feed product.  We currently intend to market this new product to the growing swine and poultry markets in Iowa.  When compared to traditional distillers grains, our new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. We entered into agreements with third parties for the installation of a grains drying and cooling system as part of the development of the PureStream™ protein production process; however, as is common when installing new production equipment, we have faced multiple challenges with the installation and implementation of such systems.  We are currently evaluating our options with respect to these agreements and potential alternatives in order to complete the development of the necessary enhancements required to produce the PureStream™ protein animal feed.

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

Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule for 2019 which set the annual volume requirement for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued the proposed rule that sets the 2020 annual volume requirements for renewable fuel at 20.04 billion gallons per year and maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Proposed 2020 Rule"). Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the 2018 requirements and the proposed 2019 Rule is slightly higher than the Final 2019 Rule, the volume requirements under both the Final 2019 Rule and the proposed 2020 Rule are still significantly below the 26 billion gallons and 28 billion gallons statutory mandates for 2019 and 2020, respectively, with significant reductions in the volume requirements for advanced biofuels as well. However, the Final 2019 Rule maintains the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

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

The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. As of March 2019, the EPA reported waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017 totaling 1.82 billion gallons. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to under $0.20. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. As of June 30, 2019, there are approximately 40 waiver applications pending for compliance year 2018.

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

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. This undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

Executive Summary

Highlights for the three months ended June 30, 2019, are as follows:

•Total revenues decreased 2.3%, or $612 thousand, compared to the 2018 comparable period.

•Total cost of goods sold increased 7.3%, or $1.9 million, compared to the 2018 comparable period.

•
Net (loss) was approximately ($7.4) million, which was an increase of $7.0 million when compared to the net profit of $.3 million for the 2018 comparable period.  A significant component of the net loss for this period was a one-time bad debt expense of approximately $4.4 million as further described in Note 1.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)				(Unaudited)
Income Statement Data	2019		2018		2019		2018

Revenue	$26,488	100.0%	$27,101	100.0%	$71,193	100.0%	$76,360	100.0%
Cost of goods sold	28,137	106.2%	26,233	96.8%	77,337	108.6%	75,506	98.9%
Gross profit (loss)	(1,649)	(6.2)%	868	3.2%	(6,144)	(8.6)%	854	1.1%
General and administrative expenses	1,028	3.9%	736	2.7%	2,773	3.9%	2,425	3.2%
Bad debt expense	4,385	17.0%	—	—%	4,385	6.2%	—	—%
Operating income (loss)	(7,062)	(26.6)%	132	0.5%	(13,302)	(18.7)%	(1,611)	(2.1)%
Other income (expense), net	(333)	(1.3)%	191	0.7%	2,640	3.7%	593	0.8%
Net income (loss)	$(7,395)	(27.9)%	$323	1.2%	$(10,662)	(15.0)%	$(1,018)	(1.3)%

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Revenues.  Total revenues decreased by 2.3% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  Ethanol sales increased by 1.1% and sales from co-products decreased by 13.3% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The change in ethanol revenue was a result of a 1.5% decrease in the price per gallon received combined with a 2.7% increase in sales volume for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record domestic production of ethanol.  In addition, ethanol prices have been negatively impacted by international trade disputes with foreign countries, including, China, Mexico, and the European Union, and the institution of tariffs have had an adverse effect on export demand from certain countries.  Ethanol sales volume decreased as flooding issues caused bottlenecks with railcar returns, forcing the Company to build inventories instead of shipping product.  Ethanol revenue for the three months ended June 30, 2019 was not impacted by derivatives compared to a $3,150 net gain for the three months ended June 30, 2018.

Sales from co-products decreased by 13.3% for the three months ended June 30, 2019 from the three months ended June 30, 2018. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide.  The change in co-product sales was primarily due to a $.7 million decrease in distillers grain revenue.  Distillers grain sales volume decreased as problems with railcar returns forced the company to build inventories.  Improvements in ethanol yields also decreased distillers grain production as more corn in the process is converted to ethanol.

Cost of goods sold.  Cost of goods sold increased by 7.3% or approximately $1.9 million, for the three months ended June 30, 2019 from the three months ended June 30, 2018.  The increase was primarily due to the increase in of the corn futures positions held as a hedge against the physical corn contracted to be processed. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $1.6 million, or 8.7%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  The decrease was due to hedging and reduced bushels consumed with improved production yields. For the three months ended June 30, 2019 corn costs included a $1.0 million net loss for derivatives relating to corn costs, compared to a $1.4 million net gain in the same quarter for the prior year.  Corn costs represented 69.2% of cost of goods sold for the three months ended June 30, 2019, compared to 67.7% for the three months ended June 30, 2018.

General and administrative costs increased by $.3 million or 39.7% for the three months ended June 30, 2019 from the three months ended March 31, 2018.  The increase is due to increased payroll and legal fees in transition of management personnel and general legal work assisting with the new company management.

Results of Operations for the Nine Months Ended June 30, 2019 as Compared to the Nine Months Ended June 30, 2018

Revenues.  Revenues decreased by $5.1 million, or 6.8%, for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  Ethanol sales decreased $3.3 million, or 5.6%, for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  The change in ethanol revenue was a result of a 4.8% decrease in the price per gallon received as well as a 0.87% decrease in sales volume for the nine months ended June 30, 2019, when compared to the nine months ended June 30, 2018.  Ethanol prices decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol.  Sales volume decreased 0.87% as production run rates remained stable with stable yields, efficiencies and profitability.

Sales from co-products decreased by 10.4%, or $1.9 million, for the nine months ended June 30, 2019 from the nine months ended June 30, 2018. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide.  Co-product revenue decreased primarily due to a 12.5% decrease in combined distillers grains revenue for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  Distillers grain revenues decreased due to relatively high inventories in the domestic market coupled with ongoing record production of ethanol.

Cost of goods sold.  Cost of goods sold increased $1.8 million for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  The increase was primarily due to increased corn hedging costs and repairs and maintenance.  Changes in other categories were fairly small and considered immaterial.  Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased by $2.5 million, or 4.9%, for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  The increase was due to a 5% increase in corn bushels priced while the production process decreased corn consumed by 572,541 bushels or 4%.  For the nine months ended June 30, 2019, corn costs included a $.6 million net loss for derivatives relating to future contracts, compared to a $1.1 million loss for the nine months ended June 30, 2018.  Corn costs represented 70.2% of cost of goods sold for the nine months ended June 30, 2019, compared to 68.7% for the nine months ended June 30, 2018.

Repairs and maintenance decreased by $1.2 million or 32% for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  The decrease was due to an increased focus on preventative maintenance to avoid large costly repairs as well as a focus on cost control.

Depreciation expense increased approximately $.9 million, or 36.0% for the nine months ended June 30, 2019 from the nine months ended June 30, 2018.  Depreciation was accelerated on the old regenerative thermal oxidizer (RTO) to adjust the asset to its revised useful life before it was replaced in December 2018 and thusly resumed to normalized depreciation rate.

General and administrative costs increased by $308 thousand or 12.5% for the nine months ended June, 2019 from the nine months ended June 30, 2018.  The increase is due to additional payroll related to management transition and legal fees related to performance concerns regarding newly installed equipment.

A significant component of the net loss for this period was a one-time bad debt expense of $4,385,009 as further described in Note 1.

Industry Factors that May Affect Future Operating Results

During the three months ended June 30, 2019, the ethanol industry experienced historically poor ethanol production margins as a result of a combination of factors including the following:

•
Corn prices were very strong during the three months ended June 30, 2019. The price per bushel rallied over $1.00 per bushel in the 5-week period from May 13 to June 17. The market was reacting to the potential impact of extreme wetness during planting in the U.S. corn belt which resulted in the slowest corn planting progress in history. While the worst conditions and slowest progress were reported in the areas east of the Mississippi River, most western corn belt states were also severely impacted. At this time the market has no reliable idea of how many acres were lost as actual planting progress was so far behind on the date of the acreage survey on June 1 as to render it meaningless. In addition to how much corn was able to be planted, there is serious concern regarding how much the late planting dates will impact yield. Various industry and academic studies indicate likely yield reductions on the order of more than 5% regardless of growing season weather. USDA recognized this problem in their June supply and demand report, reducing estimated corn yield down to 166 bushels per acre from the estimate of 176 bushels per acre in the May report.

•
Domestic ethanol usage was 1% lower than the same six months the year before and net exports for the period were 195 million gallons, or 23% lower. Industry capacity was estimated to have grown by 300-500 million gallons annualized versus the same time period a year ago. While ethanol prices rallied along with corn prices, the rally was relatively anemic due to this enlarged capacity overhang. Despite ongoing economic growth and growing unemployment levels, gasoline demand has failed to improve and ethanol capacity expansion has resulted in lower margin levels than we have experienced at similar stocks/usage levels in the past.

•
Export sales of U.S. ethanol to foreign consumers have waned as a result of much smaller discounts of U.S. ethanol versus gasoline prices. This has reduced demand from octane buyers. In addition, the trade war has reduced exports to China to virtually nothing. Brazilian tariffs have curtailed demand from that country. And very significantly, a series of good world sugar crops have depressed sugar prices around the globe. This has turned Brazilian sugar mills to producing more ethanol and less sugar. After supplying their domestic markets, the Brazilian producers have ample quantities to move into the export markets and have taken Indian, European and South American business away from U.S. producers. Current trade estimates have U.S. exports falling more than 300 million gallons versus 2018. Additionally, imports of Brazilian ethanol into the U.S. are expected to increase from 40 million gallons to 140 million gallons. China and Brazil had been two of the top importers of U.S. ethanol but political considerations will continue to dominate for the foreseeable future. Even if tariffs were eliminated, demand for U.S. ethanol would likely not improve due to lower Brazilian prices on the international market.

•
Ethanol no longer trades at a large discount to gasoline which had improved domestic and export demand somewhat, particularly among price opportunistic foreign buyers.  As ethanol prices have been pulled up by rising corn prices, its discount to Reformulated gasoline Blend stock for Oxygen Blending (RBOB) has fallen 40 cents in the last quarter.  This smaller discount and the EPA engineered reduction in ethanol RINS prices have greatly reduced the attractiveness of higher ethanol blends and have stymied the penetration of E15 blends in the domestic market.  While the EPA’s approval of year around blending of E15 promises potentially significant increases in ethanol blending in the future, management believes this is positive for the industry. In the short run, the narrowed spread between ethanol and RBOB prices has greatly weakened the economics of installing blender pumps at service stations.  Without significant growth in this vital link in the supply chain, ethanol blending growth will continue to disappoint.

•
The EPA’s maintenance in the Final 2019 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons is a continuance of the status quo.  Of much greater importance for domestic ethanol demand is the long awaited approval by the EPA for the sale of E15 blends year round.  This theoretically raises the potential demand for ethanol by upwards of 7 billion gallons.  Before any of this additional demand can be realized, significant changes must occur in the supply chain, particularly the installation of blender pumps at retail gas stations.  In addition, a huge job of consumer education must be accomplished as to what the benefits of higher ethanol blends may be.  Given the hostility of the oil industry toward higher ethanol blends, and their control of half of the gas stations in the U.S., this promises to be a long and arduous process. Most importantly for ethanol in the near term, EPA continues to grant extensive small refinery exemptions.  Current estimates are that EPA has granted approximately 2.6 billion gallons of such waivers for 2019.  This demand impact is immediate and demonstrates the ongoing support of the current administration for the fossil fuel industry and continuing hostility towards the ethanol industry.

•
With the threats to both export and domestic demand outlined above, one important driving force moving our margins lower during the quarter was stunted demand growth. Year over year quarterly demand increased barely 1%, or 160 million gallons. Of far greater importance was the increase in production capacity. Industry sources estimate capacity expansion of 500 million gallons between debottlenecking and capacity additions at existing plants and the opening of new plants. Management believes that figure to be conservative and that potential supply expansion over the last year could be on the order of 600-700 million gallons. Regardless, the net effect has been a severe contraction of margins.

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

Management currently believes that our margins will continue on the defensive for the remainder of the fiscal year ending September 30, 2019 (“Fiscal 2019”). Tightening old crop corn supplies and ethanol production capacity increases should have a positive impact on the market price of corn and a lesser positive impact on the market price of ethanol which could adversely impact our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain historically high or grow, or if U.S. exports of ethanol decline further. The ethanol industry is currently experiencing growth in production capacity principally through plant optimization and some new construction. The EIA has reported that thus far during 2019, increasing ethanol production rates outpaced domestic E10 gasoline demand and export demand, leading to elevated ethanol inventory levels. According to the EIA, as of December 31, 2018, weekly ending stocks of ethanol were a modest 1% higher than the same time last year but 16% higher than the previous five-year average. With a decrease in net exports and a modest increase in domestic demand during the first 6 months of 2019, ending stocks of ethanol on June 30, 2019 increased to 103% of the ending stocks on June 30, 2018. Although poor corn planting conditions have provided some support for ethanol prices, with the decrease in export demand resulting from the higher domestic ethanol prices, if ethanol and corn prices increase further, this could negatively impact domestic ethanol demand also. The renewable volume obligations and small refiner waivers granted by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the potential demand increase attributable to the E15 ruling. The Final 2019 Rule renewable volume requirements did not include any material growth and as a result, unless additional demand can be generated in foreign or domestic markets, a continued or growing level of current ethanol stocks could adversely impact the price of ethanol.

Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains. During the second quarter of our 2018 distillers grains prices did not improve as a result of rising U.S. corn and world soybean meal prices which management believes is attributable to the U.S. planting delays and the resulting declines in acreage and yield expectations. The U.S. is the largest corn producer in the world and a large exporter of soybean meal. In addition to being an animal feed substitute for corn, distillers grains are increasingly considered a protein feed substitute for soybean meal. In the second quarter of 2019 strong corn prices and relatively weak soybean meal prices due to a record South American soybean crop have caused distillers grains prices to fall versus corn, our basic raw material. In addition, hogs, a major demand sector for distillers grains, have experienced a significant reduction in price due to the tariff war with China. Demand and prices for distillers grains may continue to experience decreases in the near term due to lower demand as a result of these lower margins for hog growers and a lesser share of distillers grains in domestic rations. While management believes that the impact of the Chinese imposition of anti-dumping and countervailing duties on distillers grains produced in the U.S. has been largely absorbed into the current market, the softness in U.S. hog and soybean prices relative to corn prices could result in ongoing stagnation in distillers grains prices at low levels. Other countries such as Mexico, Canada and South Korea have increased their imports of distillers grains and management believes that the impact of reduced demand from China has been fully discounted in the market. But weaker U.S. feed demand is not positive for prices.

The Final 2019 Rule raised the renewable volume requirements for advanced biofuels from the 2018 level of 4.5 billion gallons to 4.9 billion gallons and left biomass-based diesel unchanged at 2.1 billion gallons. This could positively impact the demand for corn oil. U.S. corn oil supplies are expected to grow by approximately 10%. World oilseed supplies are projected to be flat and world oilseed stocks are expected to contract. This suggests corn oil prices may fluctuate modestly. Thus far in 2019 corn oil prices have been very weak relative to corn prices and the relative contribution of corn oil to margins has fallen. Much of this price weakness is attributable to increased uncertainty regarding the biodiesel tax credit. Biodiesel producers have also experienced shrinking margins as fears grow that the tax credit may be reduced and phased out or eliminated altogether. These fears have curtailed corn oil demand. Management sees little potential for increases in corn oil prices until the status of the tax credit is clarified.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant. The Company may seek capital in form of equity or debt due to the negative results of the ethanol margins to meet our operating requirements. Management is waiting to see how the corn crop develops with the 2019 harvest regarding the future corn supply.   Corn prices may continue to increase in price with the uncertain corn production.  Working capital (deficit) was approximately $(16.1) million after writing off $4.4 million related to a note receivable and converting $22.6 million of long term liabilities to current liabilities as of June 30, 2019.  As referenced in Note 1, on March 28, 2019, the Company recorded a note receivable totaling $4,080,000 for a component of the construction in progress (the dryer) that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable plus interest was wrote off because there is no guarantee that we will be able to collect all, or any, of the amounts due and payable under such note receivable.  The long term debt was converted to current liabilities due to the uncertainties of staying in covenant compliance for debt service coverage at year end. However, management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of the fiscal year, but management will continue to monitor our liquidity position on a weekly basis.

Lincolnway is technically in default with its working capital covenant with its lender because of the reclassification of long term debt to current. In addition, based on management's financial projections it is anticipated that the Company will not be in compliance with the debt service coverage covenant at September 30, 2019, the end of our fiscal year. As such, management determined, in accordance with generally accepted accounting principles (GAAP), to reclassify long term debt as current liabilities. Management is currently discussing the working capital covenant and debt service coverage waivers with our lender.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	our ability to meet covenants and/or successfully negotiate a reasonable solution with our current lender to find alternative financing;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies and expenditures for our new PureStream™ protein process; and

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2019	2018
Net cash (used in) operating activities	$(4,966,369)	$1,618,640
Net cash (used in) investing activities	(2,915,185)	(11,711,269)
Net cash provided by financing activities	7,400,000	9,848,775
Net (decrease) in cash and cash equivalents	$(481,554)	$(243,854)

Cash Flow (Used in) Operations

For the nine months ended June 30, 2019, net cash used in operating activities increased by $6.6 million when compared to net cash provided by operating activities for the nine months ended June 30, 2018. The decrease in cash used in operating activities is due to net loss and the timing in working capital components.

Cash Flow (Used in) Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $8.8 million for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The decrease is due to progress payments on the installation of a grains drying and cooling system in the previous fiscal year.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $2.4 million for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. The decrease is due to reduced borrowings on our term revolver in the nine month ended June 30, 2019 compared to borrowings in the nine months ended June 30, 2018. In addition to the distribution paid to members in fiscal year 2018.

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

Derivative Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the June 30, 2019 balance sheet at their fair value. Although we believe our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Net Realizable Value

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the nine months ended June 30, 2019 and 2018, the Company had a lower of net realizable value inventory adjustment of approximately $180,000 and $280,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

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

Falling ethanol prices indicate weak market conditions and will usually negatively impact profit margins. We will typically be unable to pass through the impact of decreased ethanol revenues to its corn suppliers. We are subject to various material risks related to the demand for and price of ethanol, many of which are beyond our control. For example, the demand for and price of ethanol is subject to significant fluctuations due to various unpredictable factors which are beyond the control of management, including driving habits, consumer vehicle buying decisions, petroleum price movement, plant capacity utilization, and government policies with respect to biofuel use, railroad transportation requirements, national and international trade and supply and demand. If our ethanol revenue were to decrease $.05 per gallon from one year to the next, the impact on gross revenues would be approximately $3.1 million for the year.

During the quarter ended June 30, 2019, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.43 per bushel for July 2019 delivery to a high of $4.64 per bushel for July 2019 delivery. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2018 ranged from a low of $3.39 per bushel for July 2018 delivery to a high of $4.12 per bushel for July 2018 delivery.

The average price we received for our ethanol during the three months ended June 30, 2019 was $1.30 per gallon, as compared to $1.32 per gallon during the three months ended June 30, 2018.

During the quarter ended June 30, 2019, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.28 per gallon for July 2019 delivery to a high of $1.65 per gallon for July 2019 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended June 30, 2018 ranged from a low of $1.36 per gallon for July 2018 delivery to a high of $1.54 per gallon for July 2018 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or future sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally, that means as the current market price of the positions change, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net loss on corn derivative financial instruments that was included in our cost of goods sold for the three months ended June 30, 2019 was $1,005,692, as opposed to a net gain of $1, 380,984 for the three months ended June 30, 2018.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increases in transportation costs and overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended June 30, 2019 represented approximately 6.8% of our total cost of goods sold for that period.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page

10	10.1	Amendment to Credit Agreement between Lincolnway Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA effective June 23, 2019	*
	10.2	Revolving Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA effective June 23, 2019	**
	10.3	Amended and Restated Letter of Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA effective June 23, 2019	***

31	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer	E-2

32	Section 1350 Certifications
	32.1	Section 1350 Certification of President and Chief Executive Officer	E-3
	32.2	Section 1350 Certification of Chief Financial Officer	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 8, 2019.
** Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 8, 2019.
*** Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on July 8, 2019.

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

LINCOLNWAY ENERGY, LLC

August 19, 2019	By:	/s/ Michael Hollenberg
Name: Michael Hollenberg
Title: President and Chief Executive Officer

August 19, 2019	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer