Form 10-K
period 2019-09-30
Lincolnway Energy, LLC
filed 2019-12-30
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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

The aggregate market value of the units held by non-affiliates of the registrant was $32,683,994 as of March 31, 2019. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $826 book value per-unit as of March 31, 2019.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of November 30, 2019 was 42,049.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2020 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2019

Certification of President and Chief Executive Officer.	E-1
Certification of Interim Chief Financial Officer.	E-2
Section 1350 Certification of President and Chief Executive Officer.	E-3
Section 1350 Certification of Interim Chief Financial Officer.	E-4

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

ii

Item 1.    Business.

General Overview

Lincolnway Energy, LLC (“Lincolnway Energy” or the “Company”) is an Iowa limited liability company that operates a dry mill ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. Lincolnway Energy anticipates, however, being able to operate the plant at anywhere from 10% to 30% above the nameplate production capacity. Lincolnway Energy operated its plant at approximately 22% over nameplate capacity during the fiscal year ended September 30, 2019 (“Fiscal 2019”).

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 10,900 tons of corn oil per year at the plant.

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products"), has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  Air Products markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will sell approximately 83,000 tons of carbon dioxide per year.

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

Principal Products and Their Distribution Markets

Lincolnway Energy's principal products are fuel grade ethanol and distillers grains. In addition, Lincolnway Energy is extracting corn oil for sale and capturing a portion of the raw carbon dioxide produced for sale. The table below shows the approximate percentage of Lincolnway Energy’s total revenue which is attributed to each of its products during the last three fiscal years.

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017

Ethanol	77%	80%	78%
Distillers Grain	16%	13%	17%
Corn Oil	5%	5%	3%
Carbon Dioxide/Other	2%	2%	2%
	100%	100%	100%

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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 170 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between March 2020 and September 2024.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,167,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for Fiscal 2019 by approximately 22%, with about 61,000,000 gallons of ethanol produced during that period and an average daily production of 171,000 gallons. This is a 2.6% decrease from the prior fiscal year due to general production issues. Lincolnway Energy anticipates that the ethanol plant will produce ethanol at a similar or slightly increased rate during the fiscal year ending September 30, 2020 ("Fiscal 2020").

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2019, 2018 and 2017 accounted for approximately 77%, 77% and 80%, respectively, of Lincolnway Energy's total revenues during those periods.

Distillers Grains

Lincolnway Energy's other primary product is distillers grains, which is a byproduct of the ethanol production process.  Distillers grains are the solids that are left after the processing and fermentation of corn into ethanol.  Distillers grains are a high protein feed supplement that are marketed primarily in the swine, dairy and beef industries.  Distillers grains can also be used in poultry and other livestock feed.

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distillers grains and dried distillers grains.  Wet distillers grain contains approximately 60% moisture and has a shelf life of approximately ten days.  Wet distillers grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distillers grain is wet distillers grain that has been dried to 10% to 12% moisture.  Dried distillers grain has an extended shelf life and may be sold and shipped to any market.

The Company has also developed a new high quality species specific animal feed which it has branded as PureStream™protein. The product is intended to be marketed to the growing swine and poultry markets in Iowa. When compared to traditional distillers grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. However, the Company has not been able to successfully commence commercial production of this product, largely due to inability to implement the correct dryer system for our technology. While the Company is exploring all alternatives and remains committed to completing this capital project, it is possible this project will not be completed and the new product will not be successfully developed or commercialized.

Lincolnway Energy entered into a Distillers Grain Off-Take Agreement with Gavilon Ingredients, LLC effective January 1, 2014.

On September 22, 2017, Lincolnway Energy entered into an Amended and Restated Distillers Grain Off-Take Agreement with Gavilon which became effective October 1, 2017. Under the amended and restated agreement, Gavilon is required to purchase all of the distillers grains and all of the PureStream™ protein products produced at Lincolnway Energy's ethanol plant. Gavilon will market the distillers grains on a global basis and the PureStream™ protein products in certain states. Gavilon will receive a marketing fee less certain logistics costs. Upon expiration of the initial term on October 1, 2020, the amended and restated agreement will renew for successive renewal terms unless either Lincolnway Energy or Gavilon give the other written notice at least 90 days prior to the end of the then current term.

Lincolnway Energy is dependent upon its marketing agreement with Gavilon for the marketing and sale of Lincolnway Energy's distillers grains, and Lincolnway Energy's loss of the agreement, or Lincolnway Energy's inability to negotiate a new agreement with Gavilon or another marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

The primary purchasers of distillers grains are individuals or companies involved in dairy, beef or other livestock production.  Lincolnway Energy anticipates that approximately 7% of its distillers grains will be locally marketed to nearby livestock producers, but Lincolnway Energy’s distillers grains marketer controls the marketing of all of Lincolnway Energy's distillers grains.

Lincolnway Energy's primary means of shipping and distributing distillers grain protein products is by rail and truck.  Local livestock producers are also able to pick up distillers grains directly from the ethanol plant. Lincolnway Energy leases 100 hopper rail cars which are used for transporting distillers grains. Lincolnway Energy's lease for the hopper rail cars expires in June 2025.

Lincolnway Energy produced approximately 133,800 tons of distillers grains during the fiscal year ended September 30, 2019, or approximately 11,100 tons of distillers grains per month.  The composition of the distillers grains was approximately 16% wet distiller’s grains and 84% dried distillers grains. Dried distillers production improved due to installation of a new regenerative thermal oxidizer (“RTO”) compared to prior fiscal year. Lincolnway Energy anticipates distillers grains production to remain the same or slightly increase during Fiscal 2020 2020 since the RTO was operational for only three quarters of Fiscal 2019.
Lincolnway Energy's revenues from the sale of distillers grains during the fiscal years ended September 30, 2019, 2018 and 2017 accounted for approximately 16%, 16% and 13%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stillage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 10,500 tons of corn oil per year at the plant.  Lincolnway Energy’s corn oil sales were approximately $5,487,000, $5,545,000 and $6,054,000 respectively, for the fiscal years ended September 30, 2019, 2018 and 2017, which represented approximately 6%, 5% and 5% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's corn oil production decreased approximately 1% during the fiscal year ended September 30, 2019 when compared to the prior fiscal year. The decrease resulted from the reduced production during the first quarter of fiscal year 2019.

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

Lincolnway Energy estimates it will sell approximately 83,000 tons of carbon dioxide per year to Air Products. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to Air Products will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

Principal Product Markets
According to the U.S. Energy Information Administration (the "EIA"), in the first seven months of 2019, ethanol exports decreased 16% as compared to the first seven months of 2018. Although Brazil continues to import the largest percentage of ethanol produced in the United States, tariffs implemented by Brazil on U.S. ethanol imports have significantly reduced Brazilian demand. Canada represents the second largest export destination for U.S. ethanol with India in third place. Exports of U.S. ethanol to these three countries constitute almost 60% of all U.S. ethanol exports. South Korea and the Philippines represent the remaining countries in the top 5 for destinations for U.S. ethanol exports in the first seven months of 2019.

Although Brazil remained the largest export destination for U.S. ethanol, Brazilian demand fell from 32% of domestic ethanol exports in 2018 to 26% in 2019. Ethanol exports to Brazil continue to be impacted by the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of

Foreign Trade (CAMEX). A rise in crude oil prices and the domestic price of high gasoline blends in Brazil has made ethanol importation economic even after paying the tariff. It remains to be seen if Brazil’s CAMEX will raise tariffs further in response, especially as new corn ethanol plants come on line in Brazil.

Similar to Brazil, tariffs implemented by China on U.S. ethanol has essentially eliminated China as an export market for U.S. ethanol. China was included in the top export markets during the first half of 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have been reduced to zero due to increased tariffs. There is also potential for the imposition of tariffs by other countries in addition to Brazil and China due to trade disputes with the United States which could reduce the overall export demand and therefore could have a negative impact on ethanol prices. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact of the Phase One Agreement on the ethanol market cannot be determined at this time

Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States. In addition, the Chinese and Brazil tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. However, according to the U.S. Grains Council (the "USGC"), U.S. distillers grains annual exports through August 31, 2019 were approximately 7% lower than distillers grains exports for the same nine-month period last year with Mexico, South Korea, Vietnam, Indonesia, and Canada accounting for 56% of total U.S. distillers grains export volumes.

Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. The imposition of these duties resulted in materially decreased demand from China requiring U.S. producers to seek out alternative export markets, including Mexico, Canada and Vietnam. In 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distillers grains which had been in place since December 2016. As a result,

Vietnam became the fourth largest U.S. market export in the twelve month period ending August 2018 and was the third largest importer of U.S. dried distillers grains in the first 8 months of 2019. The lift of this suspension resulted in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will sustain this growth. In addition, recent trade disputes with other countries have created additional uncertainty as to future export demand for U.S. distillers grains. On December 13, 2019, the U.S. and China announced the Phase One Agreement pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact of this trade deal on the distillers grain market cannot be determined at this time

Lincolnway Energy expects its third party marketing agents to explore all markets for its products, including export markets, and believes that there is some potential for increased international sales of its products. However, due to high transportation costs, and the fact that Lincolnway Energy is not located near a major international shipping port, Lincolnway Energy expects the majority of its ethanol and distillers grains to continue to be marketed and sold domestically.

As described above in the section entitled “Principal Products and Their Distribution Methods,” Lincolnway Energy sells carbon dioxide to Air Products and Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers in the domestic market. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and have a positive impact on corn oil prices in the future.

Sources and Availability of Raw Materials
Corn
The principal raw material necessary to produce ethanol, distillers grain and corn oil is corn. Lincolnway Energy is significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, Lincolnway Energy cannot predict the future price of corn. The market price of ethanol is not correlated to corn prices. Lincolnway Energy, like most ethanol producers, is not able to compensate for increases in the cost of corn through adjustments in its prices for its ethanol. Lincolnway Energy does see increases in the prices of its distillers grain during times of higher corn prices. However, given that ethanol sales comprise the majority of Lincolnway Energy’s revenues, the inability of the Company to adjust its ethanol prices can result in a negative impact on its profitability during periods of high corn prices.

In order to produce approximately 62,500,000 gallons of ethanol per year, Lincolnway Energy needs approximately 21,186,000 bushels of corn per year at its ethanol plant. Lincolnway Energy purchased 20,437,899 bushels of corn during fiscal year ended September 30, 2019 and 21,010,865 and 21,677,804 bushels during the fiscal years ended September 30, 2018 and 2017, respectively.

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

In November 2019, the United States Department of Agriculture (the “USDA”) reduced the 2019/2020 corn production forecast to 13.7 million bushels which is down approximately 0.9% from the October forecast and down approximately 5% from 2018/2019 crop production. Based on November 1, 2019 conditions, the USDA forecasts average corn yields at 167 bushels per acre which is down slightly from the October forecast. The USDA forecast for area harvested for corn remains at 81.8 million acres which is an increase of 0.1% as compared to the prior year.

Corn prices increased during the fiscal year ended September 30, 2019 compared to the same period in 2018 at an average of $0.42 a bushel. Lincolnway Energy’s management expects that corn prices will remain volatile through the first two quarters of Fiscal 2020 as a result of the lower levels of production, delayed harvest and reduced yield forecasted by the USDA. However, if corn prices rise again, due to unforeseen circumstances, unless Lincolnway Energy can increase the price it receives for its ethanol and distillers grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

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

Natural Gas

The Company has natural gas pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.76 million MMBTUs of natural gas for $5.8 million during the fiscal year ended September 30, 2019.
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

Rail Access
Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distillers grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy and tracks owned by the Union Pacific.  Lincolnway Energy has agreements with the Union Pacific Railroad regarding the use of its railroad tracks.

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
In the fiscal year ended September 30, 2017 ("Fiscal 2017"), several technology improvements were made in the distillation area increasing efficiencies in ethanol production and energy usage. Also, in Fiscal 2017, and continuing into Fiscal 2018 and 2019, the Company began a large capital project to install a new drying and cooling system designed to aid in the development of Lincolnway Energy's new high quality species specific animal feed, PureStream™ protein. As noted earlier, this project has not been successful to date, but the Company continues to pursue completion of the project.
Lincolnway Energy continues to monitor technological developments in the industry, especially those aimed at increasing operating or production efficiencies. Research is currently being conducted on various processes.

Competition
Domestic Ethanol Competitors
Ethanol is a commodity product and therefore, competition in the industry is predominately based on price. Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and volatile corn prices. As of November 2019, the Renewable Fuels Association ("RFA") estimated that there were 208 installed ethanol production facilities in the United States with a total capacity of 16.6 billion gallons based on nameplate capacity and seven additional plants under expansion or construction with capacity to produce an additional 270 million gallons. The RFA has also estimated that approximately 7% of the ethanol production capacity in the United States is idled.

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
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Under the Renewable Fuel Standard (the "RFS"), 15 billion gallons of corn-based ethanol was mandated during 2019 when U.S. ethanol production was estimated to exceed 16 billion gallons. Many in the ethanol industry are concerned that certain provisions of the RFS may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane-based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol produced by Lincolnway Energy. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend advanced biofuels. In March 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. imports of ethanol produced in Brazil as compared to prior years. However, Energy Information Administration (“EIA”) data shows that during the first eight months of 2019, U.S. ethanol imports from Brazil increased to 84 million gallons from 21 million gallons in the first eight months of calendar 2018. If U.S. imports of ethanol from Brazil continue to increase, this could reduce demand for domestic ethanol and adversely impact ethanol prices in the U.S.

Increases in imports from Brazil may occur due to the stronger United States Dollar compared to the Brazilian Real along with favorable prices for sugarcane based ethanol in the United States, specifically in California. Any increase in ethanol imports from Brazil in Fiscal 2020 will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
Although ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Competition and Smaller Competitors
Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Ethanol Producers Magazine estimates, as of November 13, 2019, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 4.5 billion gallons of ethanol.
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
Some competitors operate their ethanol plant and produce ethanol using different sources of energy than coal or gas or using various other sources of energy. The other sources of energy include biomass and various forms of waste type products, such as wood waste, tires, construction waste and other waste products. Those competitors may have lower production and input costs and/or higher operating efficiencies than Lincolnway Energy, which would allow them to produce and market their ethanol at lower prices than Lincolnway Energy.
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

Distillers Grain Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distiller’s grains. According to the RFA's 2019 Ethanol Industry Outlook (the “RFA 2019 Outlook”), ethanol plants produced more than 41.3 million metric tons of distillers grains and other animal feed.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2019 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distillers grains.
The market for distillers grains and animal feeds is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers grains contain nutrients, fat content, and fiber that Lincolnway Energy believes will differentiate its distillers grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than Lincolnway Energy does, and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs.

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
Lincolnway Energy's inability to foresee or accurately predict changes in the supply or prices of ethanol or of corn, natural gas and other inputs could adversely affect Lincolnway Energy's business, results of operation and financial position. Also, as a result of the volatility of the prices for these commodities, Lincolnway Energy's results will likely fluctuate substantially over time. Lincolnway Energy may experience periods during which the prices for ethanol and distillers grains decline and the costs of Lincolnway Energy's raw materials increase, which would result in lower profits or operating losses, which could be material at times, and which will adversely affect Lincolnway Energy's financial condition.

Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on, and receives significant federal support from, the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
The RFS original statutory volume requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements for renewable fuel at 20.04 billion gallons (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. A public hearing on the Proposed 2020 Rule was held in July and the public comment period expired on August 30, 2019.
However, on October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. The EPA is expected to finalize the Proposed 2020 Rule and the issues set out in the supplemental notice in late December 2019.
Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Proposed 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.
Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represents the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates therefore triggering the mandatory reset under the RFS. The EPA is now statutorily required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.
In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022.
Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15, so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can being sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season.
Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of waivers granted by the EPA exempting certain small refiners from the volume purchase requirements of the RFS. Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.
Although the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule all maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not consider waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. These waivers allowed the recipient to no longer comply with the requirements of the RFS.
The EPA has substantially expanded the granting of these waiver requests since 2015 with 7 waivers granted for compliance year 2015, 19 granted for compliance year 2016, and 35 granted for compliance year 2017. Although the EPA had previously announced that it was suspending the waiver program pending review in 2019, the industry has not seen any evidence to support this position and in fact, on August 9, 2019, the EPA announced that it had granted 31 waiver applications for compliance year 2018 with two additional waiver applications still pending. The EPA also failed to address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the volume requirements set out in the Final 2019 Rule or the Proposed 2020 Rule. The waivers granted for the 2018 compliance year alone effectively reduced the amount of biofuel required to enter the nation’s fuel supply by exempting 7.4% of the total RFS renewable fuel 2018 volume mandate, or about 1.43 billion gallons.
The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. The EPA’s allowance of numerous waivers and the resulting surplus of RINs in the market has driven down RIN values significantly from RIN prices of 75 cents in 2016 and 2017 to under $0.20 so far in 2019. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.
In response to the EPA granting over 30 small refinery exemptions in 2019, over 15 plants have shut down while other plants have limited production. The RFA estimates that approximately 20 ethanol plants have been temporarily idled or permanently closed since the EPA began to expand the volume of the small refinery exemptions granted. The Trump Administration has not announced a plan to reallocate ethanol gallons lost to exemptions in the current year and therefore, the continued granting of waivers and the failure of the Trump Administration to take any action to reallocate the lost exemptions will continue to negatively impact ethanol demand and RIN and ethanol prices.
Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA’s current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.
If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates is allowed to stand, if the volume requirements are further reduced, if the EPA continues to grant waivers to small refiners or if the EPA refuses to reallocation the lost blending volumes resulting from the previously granted small refiner waivers, the market price and demand for ethanol would be adversely effected which would negatively impact the Company’s financial performance.
On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. The court dismissed the case on November 12, 2019, although agreed with the Advanced Biofuel Association that the EPA did not provide a "viable avenue for judicial review."
Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations or "RVOs" under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact the Company’s financial performance.
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
In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the court remanded to the EPA to make up for the 500 million gallons. Despite this, during the 2019 volume requirement rulemaking, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. It is anticipated litigation will ensue from this matter.
On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule.
Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company’s profitability.
On December 20, 2019 President Trump signed budget legislation which included reinstatement of the biodiesel blenders tax credit.  This allows for $1.00 per gallon of biomass-based diesel produced blended in transportation distillate fuel.  The credit was reinstated for 2018 and 2019 and extended through 2022.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2020.

Higher Ethanol Blends

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline, which is available for use in flex fuel vehicles.   There are more than 24 million flex fuel vehicles on the road today, or approximately 8% of all vehicles, representing more vehicles than require premium gasoline today.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the RFA, there are currently more than 24 million flexible fuel vehicles capable of operating on fuel blends up to 85% ethanol in the United States and nearly all of the major automakers have available flexible fuel mode and have indicated plans to produce several million more flexible fuel vehicles per year.  The Renewable Fuels Association reports that there are more than 4,700 retail gasoline stations supplying E85 or other ethanol flex fuel blends.   While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. . The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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

E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 30 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's and Hy-Vee, Growmark and Casey's all offer E15 to 2001 and newer vehicles today at several stations. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10. On March 12, 2019, the EPA proposed regulatory changes to allow E15 to take advantage of the One-Pound Waiver and authorized the sale of E15 during the summer months even though it exceeds the Reid Vapor Pressure limitation. At the end of May 2019, the EPA finalized the rule extending the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the D.C. Circuit.

In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends including E10, E15, E20, E30, E40, E50 and E85. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. The USDA biofuels infrastructure partnership program had provided $210 million to fund the installation of new ethanol infrastructure at nearly 1,500 stations in 20 states. Installations began in 2016 and continued into 2019, which will significantly increase the number of stations selling both E15 and E85. The USDA reports that to date, 20 states have received Biofuel Infrastructure Partnership federal funding amounts of almost $100 million that covers almost 1,500 stations with almost 5,000 proposed pumps.

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

The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, the Company believes the final RFS regulations grandfather the plant at its current operating capacity, though expansion of the plant will need to meet a threshold of a 20% reduction in greenhouse gas emissions from a baseline measurement to produce ethanol eligible for the RFS mandate.

Separately, the California Air Resources Board (“CARB”) has adopted a Low Carbon Fuel Standard (the “LCFS”) requiring a 10% reduction in greenhouse gas emissions from transportation fuels by 2020 using a lifecycle greenhouse gas emissions calculation. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. CARB appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on the overall market demand for corn-based ethanol and result in decreased ethanol prices.

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

Dependence on One or a Few Major Customers
As discussed above, Lincolnway Energy has marketing agreements with certain third parties for the purpose of marketing and distributing of its principal products, ethanol and distillers grain. Currently, Lincolnway Energy does not have the ability to market its ethanol and distillers grains internally should its third party marketers be unable or refuse to market these products at acceptable prices.  However, Lincolnway Energy anticipates that it would be able to secure competitive marketers should it need to replace any of its current marketers for any reason.

Working Capital

Lincolnway Energy primarily uses its working capital for purchases of raw materials necessary to operate the ethanol plant, for payments on its credit facilities, for distributions to its members and for capital expenditures to maintain and upgrade the ethanol plant. Lincolnway Energy’s primary sources of working capital are income from operations as well as various loan arrangements, including a revolving term loan and a revolving line of credit with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.

Seasonality of Sales
Lincolnway Energy experiences some seasonality of demand for its ethanol and distillers grains. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, Lincolnway Energy experiences some seasonality of demand for ethanol in the summer months and during holiday seasons related to increased driving.

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
Employees

As of November 13, 2019, Lincolnway Energy had 36 employees, with 2 open positions.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2019, 2018, and 2017 were produced in the United States and all of its long-lived assets are domiciled in the United States.

As discussed above, Lincolnway Energy has engaged third-party marketers who decide where to market Lincolnway Energy’s ethanol and distillers grains and the Company has no control over the marketing decisions made by its third-party marketers. These third-party marketers may decide to sell Lincolnway Energy’s products in countries other than the United States. Although exports of ethanol and distillers grains produced in the United States have increased in the past several years, despite such increase and the potential for the sale of Lincolnway Energy’s products in the international market by its marketers, the Company anticipates that its products will still be marketed and sold principally in the domestic market.

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

Risks Relating to Lincolnway Energy and Its Business

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues. Although Lincolnway Energy's ethanol plant produces distillers grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 77%, 77%, and 80% of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.6 billion gallons in 2018. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments, increases in, or the imposition of new, foreign tariffs and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

Lincolnway Energy anticipates the price of ethanol to continue to be volatile during Fiscal 2020 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply which may be offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time.

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

Demand For Ethanol May Not Continue To Grow Unless Ethanol Can Be Blended Into Gasoline In Higher Percentage Blends For Conventional Automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA recently issued a final rule allowing the year-round sale of E15, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

A Reduction In Ethanol Exports To Brazil Due To The Imposition By The Brazilian Government Of A Tariff On U.S. Ethanol Could Have A Negative Impact On Ethanol Prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017 Brazil imposed a tariff on ethanol which is produced in the United States and exported to

Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and the Company’s ability to operate profitably.

Decreased Prices For Distillers Grains Could Adversely Affect The Company’s Results Of Operations And Its Ability To Operate At A Profit. Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.

Historically, sales prices for distillers grains have correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, the Company’s distillers grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price the Company may receive for distillers grains may not rise as corn prices rise, thereby lowering its cost recovery percentage relative to corn.

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. Lincolnway Energy believes this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have an adverse effect on the Company’s business and financial condition.

The Chinese Antidumping and Counterveiling Duty Investigation and Anti-Subsidy Duty May Have a Negative Effect on the Price of and Demand for Distillers Grains in the U.S. and Negatively Affect Lincolnway Energy’s Profitability Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States and announced a final ruling in 2017 which imposed substantial duties on U.S. distillers grains. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties created significant trade barriers and have significantly decreased demand from China and the prices for distillers grains produced in the United States. Although the market has substantially adjusted to the loss of this key market, if alternative markets are not found and maintained, the failure of China to return as a significant export market for U.S. distillers grains combined with lower domestic corn prices could negatively impact the price of distillers grains and the profitability of the Company. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact of this new trade deal on the distillers grain market cannot be determined at this time.
The Lincolnway Energy Business Is Not Diversified. The success of the Company depends largely on its ability to profitably operate its ethanol plant. Lincolnway Energy does not have any other lines of business or other sources of revenue if it is unable to operate its ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide. If economic or political factors adversely affect the market for ethanol, distillers grain, corn oil or carbon dioxide, the Company has no other line of business to fall back on. Lincolnway Energy’s business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

If The Company’s Marketers Fail To Sell All Of The Ethanol And Distillers Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distillers grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distillers grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distillers grains; representing 93% of the Company’s revenues in Fiscal 2019. The inability of the Company’s marketers to sell all of the ethanol and distillers grains produced by the Company, or their inability to sell such products at prices that allow the Company to operate profitability, could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Although management believes that the Company could secure alternative marketers, if either of the current marketers fails to or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

As of September 30, 2019, and for certain prior periods, the Company is not in compliance with certain of its financial covenants, including its working capital and debt service covenants. On December 23, 2019, our lender issued a letter to the Company deferring action until February 15, 2020 on these and anticipated covenant violations. Our lender has also indicated that it intends to extend the January 1, 2020 maturity of our $4 million revolving note through March, 2020. As discussed elsewhere, the Company is exploring various strategic transactions, including an equity investment, to bring the Company into compliance with its loan covenants and to pay or extend the maturity of the revolving note. If such a transaction cannot be funded by February 15, the Company will seek an additional deferral pending a transaction closing. However, these results cannot be assured.

The Consolidated Financial Statements Included Herein Contain Disclosures That Express Substantial Doubt About Our Ability To Continue As A Going Concern, Indicating The Possibility That We May Not Be Able To Operate In The Future. The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the future in the normal course of business. Recently, our liquidity and ability to maintain compliance with debt covenants have been negatively impacted by several factors. As of September 30, 2019, all of our senior note indebtedness was classified due within less than one year, which under GAAP necessitated classifying all such indebtedness as current liabilities on our accompanying balance sheet as of such date. We have also been required on several occasions during the last two fiscal years to receive concessions or waivers from our senior lender to enable us to remain in compliance with various financial covenants.
As noted elsewhere herein, we are exploring various strategic transactions that we believe could, if timely and successfully consummated, help assist with our financial position and potentially discharge our outstanding short-term indebtedness. For a variety of reasons, however, we cannot provide you with any assurances that these efforts will be successful in the near term or at all. In addition, failure to satisfy any of the financial covenants in certain of our operating leases could cause us to suffer an event of default, which could under certain circumstances, among other things, accelerate our obligations under such leases, which in turn could potentially lead to the acceleration of our obligations under other debt or lease instruments. In the absence of sufficient cash to fund these payments or forbearances of our creditors, we could not assure you of our ability to continue operations without protection under applicable bankruptcy or insolvency laws. In accordance with applicable accounting standards, these conditions in the aggregate raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements included herein are filed.
In light of the foregoing, our independent registered public accounting firm has included a going concern qualification expressing substantial doubt relating to our ability to continue as a going concern in its report on our consolidated financial statements for our audited financial statements for Fiscal 2019 contained in this Annual Report. Our financial condition, along with the inclusion of going concern disclosures and a related going concern explanatory paragraph, may negatively impact the value of our units, have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees, and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations, financial condition and prospects.

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and, in particular, E85. Although the EPA approved the use of E15 in June 2012, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles and prohibited year round sales of E15. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. Despite the increases in infrastructure for E15 in recent years and EPA’s issuance of the final rule allowing the year-round sale of E15, there will likely need to be further government subsidies and support, however, in order to cause service stations to install those types of pumps on a larger scale. In addition there will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

The Use Of The Futures Markets By Lincolnway Energy Could Be Unsuccessful And Result In Substantial Losses.  Lincolnway Energy seeks to minimize the effects of the volatility of natural gas, corn, ethanol, distillers grains and other prices by entering into forward pricing contracts and taking positions in the futures markets. The primary intent of those positions is to attempt to protect the supply of, and the price at which Lincolnway Energy can buy natural gas and corn and the price at which Lincolnway Energy can sell its ethanol or distillers grains, but not all of the positions may be able to be properly categorized as being for hedging purposes. Any attempt by Lincolnway Energy to use forward pricing contracts or the futures markets, whether in the form of hedging strategies or for more speculative trading purposes, may be unsuccessful, and in fact could result in substantial losses because commodity price movements and price movements in futures contracts and options are highly volatile and speculative, and are influenced by many factors that are beyond the control of the Company.

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

Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offers a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022 (although recent actions by the EPA have reduced the statutorily required volume requirements for 2014, 2015, 2016, 2017, 2018, 2019 and 2020). Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, a few companies have reportedly already begun producing on a commercial scale and a few companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

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

Tank Cars Used To Transport Crude Oil And Ethanol May Need To Be Retrofitted Or Replaced To Meet Proposed New Rail Safety Regulations. The U.S. ethanol industry has long relied on railroads to deliver its product to market. The Company leases ethanol carswhich may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation (the "DOT") to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. The Canadian government also adopted new tank car standards which align with the new DOT standards and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these regulations could require upgrades or replacements of the Company’s tank cars and could have an adverse effect on the Company’s operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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

As a result of recent trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. The Chinese government recently increased the tariffs on U.S. ethanol imports into China. The increased tariffs are expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories. Despite the recent announcement of the Phase One Agreement, there is no guarantee that such trade deal will increase U.S. exports of ethanol or distillers grains to China or have a positive impact on the ethanol market or the distillers grain market.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. . On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements renewable fuel at 20.04 billion gallons of renewable fuel (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Proposed 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels and the Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates and therefore, triggering the mandatory reset under the RFS. The EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. If the EPA were to significantly reduce the statutory volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact the Company’s financial performance.
The EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. If the EPA continues to grant waivers to smaller refineries and the Trump Administration fails to take any action to reallocate ethanol gallons lost to such waivers, the market price and demand for ethanol would be adversely effective which would negatively impact the Company’s financial performance.
The compliance mechanism for RFS is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol the Company produces and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugarcane ethanol. If changes to RFS result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and the Company’s operations could be adversely impacted.
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

Negative press and public sentiment are also developing towards the "next generation" biofuels that are a significant component of achieving the use mandates in the RFS. Next generation biofuels are those made from non-feed stocks/cellulose, such as corn stalks, wheat straw, grasses and trees. Some organizations, including the National Resource Council, have issued reports critical of those biofuels, including that such biofuels are not economical without heavy government subsidies and will not have any positive overall environmental effect, and may have negative environmental results.

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

Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be rented for farming during Fiscal 2020.

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

From time to time, the Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters, if any, are currently not determinable, we do not expect that the ultimate costs to resolve these matters, if any, would have a material adverse effect on the Company consolidated financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Lincolnway Energy is authorized to issue an unlimited number of units, but member approval is required in order to issue more than 90,000 units.  Lincolnway Energy had 42,049 outstanding units as of November 1, 2019, which were held of record by 951 different members. The determination of the number of members is based upon the number of record holders of the units as reflected in Lincolnway Energy's internal unit records.

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

The payment of distributions to members by Lincolnway Energy is within the discretion of the Board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The payment of distributions is also subject to Lincolnway Energy's compliance with various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members if Lincolnway Energy fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements

Lincolnway Energy declared a distribution on December 11, 2017 (during Fiscal 2018) in the amount of $25 per unit, resulting in an aggregate distribution of $1,051,225. The Company did not make any distributions in Fiscal 2017 or Fiscal 2019.

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ and the Industry Index on September 30, 2014. Data points on the graph are annual, and the Company’s return is based on change in book value. Note that historic unit price performance is not necessarily indicative of future unit price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2019
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2014
2015
2016
2017
2018
2019
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

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2019, 2018, 2017, 2016, and 2015 with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2019	2018	2017	2016	2015
Revenue	$97,386,340	$102,050,976	$110,845,184	$101,141,768	$115,927,769
Cost of goods sold	105,075,962	102,333,910	103,151,272	99,340,675	110,311,445
Gross profit (loss)	(7,689,622)	(282,934)	7,693,912	1,801,093	5,616,324
General and administrative expenses	3,484,570	3,236,616	3,136,379	3,379,164	2,952,005
Bad debt expense	4,385,009	—	—	—	—
Operating income (loss)	(15,559,201)	(3,519,550)	4,557,533	(1,578,071)	2,664,319
Other income (expense)	2,310,395	572,335	(53,685)	(62,325)	(12,755)
Net income (loss)	$(13,248,806)	$(2,947,215)	$4,503,848	$(1,640,396)	$2,651,564

Weighted average units outstanding	42,049	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$(315.08)	$(70.09)	$107.11	$(39.01)	$63.06
Cash distributions per unit	$—	$25.00	$—	$45.00	$425.00

Balance Sheet Data:	2019	2018	2017	2016	2015
Working Capital (Deficit)	$(17,855,581)	$4,483,431	$5,176,444	$5,265,892	$3,767,450
Net Property Plant & Equipment	42,391,690	48,715,820	39,945,183	34,929,124	37,638,404
Total Assets	53,713,992	58,403,472	51,173,323	46,085,438	49,065,346
Long-Term Obligations	649,799	16,029,885	3,942,960	3,542,593	1,218,312
Members' Equity	24,750,392	37,999,198	41,997,638	37,493,790	41,026,391
Book Value per Member Unit	$589	$904	$999	$892	$976

Debt marked long term is included in Working Capital (Deficit) and excluded from Long-Term Obligations in the Balance Sheet Data table above.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. The ethanol plant produced 60,795,265 gallons of ethanol and 133,811 tons of distillers grains during the fiscal year ended September 30, 2019. Lincolnway Energy planned shorter shutdowns to conduct routine maintenance work consisting of one day or no more than two days during certain months instead of longer shutdowns during October and April as in the past.

For our Fiscal 2019, our industry continued to experience tremendous commodity risk and government policy volatility. In 2018, the Environmental Protection Agency (EPA) granted Small Refinery Exemption waivers (SREs) from blending ethanol in the gasoline supply at a level far exceeding prior practice. In the view of the renewable fuels industry, these waivers are in direct conflict with the level of ethanol blending required by the Renewable Fuel Standard. The result of these waivers decreased ethanol demand by a minimum of 2.5 billion gallons. Although in June of 2019 President Trump announced the start of regulatory processes to permit year around blending of 15% ethanol, this increase is not expected to be enough to make up for these lost gallons and in any event increasing the blend rate to a higher level will take considerable time. Additionally, the recent announcement by EPA of a proposal to mitigate the effect of the SREs was much less favorable than expected. Further impacting us this year was the abundance of rain during planting season. The rain caused delayed planting which is affecting the corn supply to the ethanol industry. In April, commodity prices became volatile and our cost of corn increased. Also, the Trump Administration’s tariff actions have reduced ethanol exports. In the end, the rain, EPA and reduced exports resulted in a negative impact on the ethanol crush margin.

With this background, as noted in our quarterly report, our June 30, 2019, financial filing reported a “Going Concern Statement.” Our audited financial statements included in this Annual Report include a going concern qualification. The going concern statement and qualification were a result of the Company not being able to stay in covenant compliance with our lender due to operating losses and reduction of liquidity on our balance sheet. Part of the loss reported in the September 30, 2019 and June 30, 2019 financial statements was the write-off of assets related to our high protein project. This write off, compounded with operating losses, has negatively impacted our bank covenants for working capital, debt service coverage and our net worth requirements for fiscal year end September 30, 2019.

While the ethanol crush margin is bad for the whole industry, the Company is looking at ways to reduce our operating expenses. Additionally, we are urgently seeking an injection of capital to strengthen our balance sheet. And we will continue to seek ways to incorporate proven technologies that allow us to produce ethanol, distiller grains and corn oil more efficiently. In this regard, the board of directors (the “Board”) is evaluating all options that would strengthen our balance sheet and preserve our equity. Among these options is working with a strategic partner, which may include another ethanol facility, to strengthen our company and lower our costs of production.  We are in a process of evaluating a number of alternative transaction concepts and partners. We continue to work towards such a transaction, but there can be no assurance that we will be able to enter a successful transaction.

Comparison of Fiscal Years Ended September 30, 2019 and 2018

Statements of Operations Data:	2019		2018
	Amount	%	Amount	%
Revenues	$97,386,340	100.0%	$102,050,976	100.0%
Cost of goods sold	105,075,962	107.9%	102,333,910	100.3%
Gross profit (loss)	(7,689,622)	(7.9)%	(282,934)	(0.3)%
General and administrative expense	3,484,570	3.6%	3,236,616	3.2%
Bad debt expense	4,385,009	4.5%	—	—%
Operating income (loss)	(15,559,201)	(16.0)%	(3,519,550)	(3.5)%
Interest expense	(800,867)	(0.8)%	(19,390)	—%
Interest income	10,579	—%	8,403	—%
Other income	3,100,683	3.2%	583,322	0.6%
Net income (loss)	$(13,248,806)	(13.6)%	$(2,947,215)	(2.9)%

Net loss was approximately $13.2 million in the fiscal year ended September 30, 2019, which was a $10.3 million decrease when compared to the net income for the 2018 fiscal year. The decrease in net income for fiscal year 2019 can be attributed in part to a one-time bad debt expense of $4,385,009 as further described in Note 1. In addition, during the 2019 fiscal year, the Company had a 1.2% decrease in production levels for ethanol including a $2.5 million decrease in ethanol revenues, increased corn cost of $3.6 million on 872 thousand less bushel ground and lower market price for distiller grains that equated to $1.1 million less revenue.

Revenues from operations for the fiscal year ended September 30, 2019 were approximately $97.4 million, consisting of $75.2 million of ethanol sales (net of hedging activity), or 77.2% of revenues, $15.4 million in distillers grains sales, or 15.9% of revenues, and $6.7 million of corn oil, syrup, CO2 and other sales, or 6.9% of revenues.  Revenues decreased in fiscal year 2019 by approximately 4.6%, when compared to fiscal year 2018. The decrease in revenues for the fiscal year ended September 30, 2019 resulted principally from lower ethanol prices, lower ethanol production and higher corn costs. Ethanol prices decreased due to the oversupply in the domestic market which was not met by increased demand as well as continued concern within the market relating to recent international trade disputes and the small refiner waivers granted by the EPA which negatively impacted prices. Ethanol average price per gallon decreased 1.6% from fiscal year 2018. Production decreased due to equipment issues with our regenerative thermal oxidizer, forcing the plant to run at slower rates during the first quarter. The regenerative thermal oxidizer came on line at the end of December 2018 operating at planned performance.
In addition to the decrease in ethanol revenue, distillers grains revenue decreased by $1.5 million compared to fiscal year 2018. The average price per ton increased 7.3% when compared to the prior fiscal year. The decrease in revenues was due in part to a 2.6% decrease in the price per ton we received for our dried distillers grains during fiscal year 2019 which decrease was partially offset by an increase in our dried distillers grain production as well as a 22% increase in the per ton price we received for our wet distillers grains as compared to fiscal year 2018.  In addition, we also experienced a substantial  decrease in production of our wet distillers grains which further reduced the benefits of the per ton price increase we received for wet distillers grains and contributed to the decreased distillers grain revenues in fiscal year 2019.
Corn oil revenue decreased 1% in fiscal year 2019 or $57 thousand dollars when compared to fiscal year 2018. The decrease is due to a decrease in production.

Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2019 totaled approximately $105.1 million, which was an increase of 2.7% when compared to fiscal year 2018.  The increase in cost of goods sold for the 2019 fiscal year is primarily due to increases in corn costs.  Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distillers grain freight expense and marketing fees.
Corn costs including hedging activity for the fiscal year ended September 30, 2019 totaled approximately $74.1 million compared to $70.1 million for fiscal year 2018. There were .87 million less bushels ground due to improved production yields and a slight decrease in production levels during fiscal year 2019 while the average cost of corn increased by $0.32 compared to fiscal year 2018. Corn hedging activity for fiscal year 2019 included a combined unrealized and realized net gain of $.672 million from derivative instruments compared to a $1.7 million combined unrealized and realized net gain for fiscal year 2018.  Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 70.5% of cost of goods sold for the fiscal year ended September 30, 2019, compared to 68.5% of costs of goods sold for fiscal year 2018.
Energy costs for the fiscal year ended September 30, 2019 totaled approximately $9.3 million, or 8.87% of cost of goods sold, compared to $9.3 million or 8.97% of cost of goods sold, for the 2018 fiscal year.  Energy costs consist of natural gas and electricity costs.  For fiscal year 2019, Lincolnway Energy purchased 1,764,330 MMBTUs of natural gas at an average price of $3.29. In comparison, in fiscal year 20187 the Company used 1,725,266 MMBTUs of natural gas at an average price of $3.49. Electricity costs amounted to approximately $3.5 million in fiscal year 2019 and $3.3 million in fiscal year 2018.
Ingredient costs for the fiscal years ended September 30, 2019 and 2018 each totaled approximately $6.6 million, or 6.4% of cost of goods sold. Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.
Production labor, repairs and maintenance and other plant costs totaled approximately $7.5 million, or 7.1% of cost of goods sold, for the fiscal year ended September 30, 2019, compared to $8.5 million, or 8.3% of cost of goods sold, for fiscal year 2018. The decrease is due to lower maintenance and repair costs on the plant. The Company has also increased its focus on preventative maintenance to reduce downtime and maintain higher production rates.
Deprecation totaled approximately $4.6 million, or 4.5% of cost of goods sold, for the fiscal year ended September 30, 2019, compared to $3.9 million, or 3.8% of cost of goods sold, for fiscal year 2018. The increase in depreciation resulted from the addition of several capitalized assets to the plant.
Ethanol, distillers grain and corn oil freight expense and marketing fees totaled approximately $2.7 million, or 2.7% of cost of goods sold, during the fiscal year ended September 30, 2019, compared to $3.2 million, or 3.2% of cost of goods sold, for fiscal year 2018.  The decrease is due to the expiration of several ethanol railcar leases that were not renewed in fiscal year 2018.
General and administrative expenses totaled approximately $3.5 million during the fiscal year ended September 30, 2019, compared to $3.2 million for fiscal year 2018. The $.3 million increase is due to higher legal fees and professional fees.
Other income increased $2.5 million in fiscal year 2019 from fiscal year 2018. The increase is due to the early termination of the load out service agreement which resulted in income of approximately $3.4 million.

Comparison of Fiscal Years Ended September 30, 2018 and 2017

Statements of Operations Data:	2018		2017
	Amount	%	Amount	%
Revenues	$102,050,976	100.0%	$110,845,184	100.0%
Cost of goods sold	102,333,910	100.3%	103,151,272	93.1%
Gross profit	(282,934)	(0.3)%	7,693,912	6.9%
General and administrative expense	3,236,616	3.2%	3,136,379	2.8%
Operating income (loss)	(3,519,550)	(3.5)%	4,557,533	4.1%
Interest expense	(19,390)	—%	(57,633)	(0.1)%
Interest income	8,403	—%	3,948	—%
Other income	583,322	1%	—	—%
Net income (loss)	$(2,947,215)	(3.5)%	$4,503,848	4.0%

Net loss was approximately $2.9 million in the fiscal year ended September 30, 2018, which was a $7.5 million decrease when compared to the net income for the 2017 fiscal year. The decrease in net income for fiscal year 2018 resulted from a 1.5% decrease in production levels for ethanol and lower market prices for ethanol and corn oil.
Revenues from operations for the fiscal year ended September 30, 2018 were approximately $102.1 million, consisting of $77.7 million of ethanol sales (net of hedging activity), or 77.1% of revenues, $16.8 million in distillers grains sales, or 16.5% of revenues, and $7.5 million of corn oil, syrup, CO2 and other sales, or 7.4% of revenues.  Revenues decreased in fiscal year 2018 by approximately 7.9%, when compared to the fiscal year 2017. The decrease in revenues for the fiscal year ended September 30, 2018 resulted principally from lower ethanol prices and lower production. Ethanol prices decreased due to the oversupply in the domestic market which was not met by increased demand as well as continued concern within the market relating to recent international trade disputes and the small refiner waivers granted by the EPA which negatively impacted prices. Ethanol average price per gallon decreased 11.9% from fiscal year 2017. Production decreased due to equipment issues with our regenerative thermal oxidizer, forcing the plant to run at slower rates. Revenues in fiscal year 2018 included a $26,649 net loss for derivatives related to ethanol sales, compared to a $160,215 net loss in fiscal year 2017.
Decreases in ethanol revenue were partially offset by a $2.9 million increase in distillers grains revenue. The average price per ton increased 21.2% when compared to the prior fiscal year. Management believes the increase in the price for distillers grains was in response to stronger domestic demand resulting from increased prices of soybean meal and increased export demand particularly from Argentina as it suffered from continued drought.
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
Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2018 totaled approximately $102.3 million, which was a decrease of 0.8% when compared to fiscal year 2017.  The decrease in cost of goods sold for the 2018 fiscal year is primarily due to decreases in corn costs.  Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distillers grain freight expense and marketing fees.
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
Energy costs for the fiscal year ended September 30, 2018 totaled approximately $9.3 million, or 9.1% of cost of goods sold, compared to $9.8 million or 9.5% of cost of goods sold, for the 2017 fiscal year.  Energy costs consist of natural gas and electricity costs.  For fiscal year 2018, Lincolnway Energy purchased 1,725,266 MMBTUs of natural gas at an average price of $3.49. In comparison, in fiscal year 2017 the Company used 1,798,334 MMBTUs of natural gas at an average price of $3.65. Electricity costs amounted to approximately $3.3 million in fiscal year 2018 and 2017.
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
Ethanol, distillers grain and corn oil freight expense and marketing fees totaled approximately $3.2 million, or 3.2% of cost of goods sold, during the fiscal year ended September 30, 2018, compared to $3.7 million, or 3.6% of cost of goods sold, for fiscal year 2017.  The decrease is due to the expiration of several ethanol railcar leases that were not renewed in fiscal year 2018. In addition, fiscal year 2017 included repairs and cleaning costs done on ethanol railcars required during a 10-year inspection.
General and administrative expenses totaled approximately $3.2 million during the fiscal year ended September 30, 2018, compared to $3.1 million for fiscal year 2017. The $.1 million increase is due to higher legal fees and professional fees.
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

Corn

During Fiscal 2019, corn values began to rise after a 6-year bear market that commenced after the drought of 2012. Prices initially rose in response to above normal rains during spring planting season in large sections of the principal growing areas in both the east and west resulted in the latest planting season in history. This late planting suggested from the outset that yields would fall below trend, and USDA production figures to date have confirmed a yield of approximately 4-5% below trend. In addition, an unknown number of acres went unplanted or were planted to other crops. Only a late inning payment program by the USDA which required planting corn to play saved the industry from a significantly lower crop. Although weather conditions improved as the growing season progressed, farmers maintained higher corn prices as the ultimate crop yield remained uncertain. Cash basis levels moved slightly higher as a lack of farm selling and an extremely delayed harvest stretched available supplies to the breaking point at the end of the crop year. Futures prices rallied over $1.00 per bushel during the late spring planting delays only to quickly fall back and make new lows when the growing conditions improved. But as the rains returned and severe harvest delays became apparent, the cash basis staged a 50 cent per bushel rally of its own. The resulting volatile cash prices created additional risks for the ethanol producer. In Fiscal 2019, ethanol prices failed to keep pace with corn prices and as a result the industry has suffered through the longest period of negative margins on record. Price volatility in the corn market could have been even greater resulting in more significant negative margins; however, large South American crops decreased foreign demand for U.S. corn. Lincolnway Energy is expecting an even more challenging year in corn origination in the 2019/2020 season with a projected total supply reduced to closer to 16 billion bushels as compared to the 17 billion bushel supplies the industry has enjoyed over the last 3 years. The USDA currently forecasts ending stocks of 1.9 billion bushels, or 14.0% of usage, and management expects relatively stable corn futures and basis for the first quarter of 2020 with the chance for more volatile markets thereafter dependent on the result of the South American harvest. The critical variable will likely be the amount of reduction in the world stocks of corn, as that figure has crept lower over the last 3 seasons.

Ethanol

As the 2019 calendar year ends, we continue to grapple with significant margin weakness in the ethanol industry. Ethanol stocks built to record high levels, surpassing 1 billion gallons, briefly during the summer. Lower corn supplies are expected and the industry, particularly on a regional level, will be fighting to manage raw material availability. Ongoing capacity expansion means a fight for ethanol market share as the industry seeks to run at higher production rates despite stagnant demand. Imports from Brazil have expanded by a factor of 5, or 150 million gallons, caused a further surplus in domestic inventories especially in the Midwest. Exports ethanol produced in the U.S. have also declined by more than 10%, or 170 million gallons, in the first 10 calendar months of 2019 as compared to the same 10-month period in 2018. Most of the export reduction related to exports to Brazil; however, foreign demand from other countries has not curtailed in the last 10 months despite the loss of China as a significant export destination. The price discount of ethanol versus gasoline has remained relatively steady and the octane enhancing qualities of ethanol blends has been recognized overseas, but growth has stagnated. Given the current over supply in domestic ethanol inventories, the decrease in Brazilian demand caused by that country’s quota system and the attractiveness of U.S. imports from Brazil to meet advanced biofuel mandates and satisfy the California carbon intensity/low carbon fuel standard requirements, we expect foreign trade to continue to exert a negative impact on ethanol prices.

The forward environment for the U.S. ethanol industry is still very much in question as the Company enters Fiscal 2020. Organic capacity growth continues to weigh on a stagnant domestic demand base. Smaller corn supplies will likely cause regional dislocations, resulting in volatile corn basis swings and potentially offer opportunities for ethanol producers in “corn rich” areas such as Iowa, to capitalize with higher priced ethanol sales. But given the current high levels of ethanol stocks and a corn supply at least adequate to supply demand at least into mid-2020, ethanol production margins may well remain severely depressed for the foreseeable future. The EPA has modestly expanded the volume requirements for renewable fuels in 2019 and permitted the use of corn ethanol at up to 15 billion gallons. Of potential positive impact in the longer term is the EPA’s adoption of permitting E15 blends in the domestic gasoline market year around. Management believes in the next 5-10 years the adoption of E15 blends could expand domestic ethanol consumption by as much as 2 billion gallons. But progress towards that goal will likely be very modest as pump and other infrastructure requirements will occur very slowly. Any positive effect on demand and market prices will likely be realized over years not months and slow to impact the Company's operations and financial condition. Of great and ongoing concern is the large number of small refiner exemptions granted by the EPA in 2019 which is discussed further below. The reduced usage requirements of the small refiners have not been passed along to large refiners and in the short run represents a greater potential hole in demand than the adoption of regulations permitting the year-round sale of E15 can fill.

Largely steady gasoline prices have resulted in no demand increases in the domestic market. Gasoline demand has stagnated year over year. Demographics, alternative fuel vehicles and efficiency improvements have stalled gasoline demand growth for most of the last decade. With 89% of U.S. ethanol production consumed domestically and domestic demand growth in neutral, the industry may continue to experience a weak margin environment. The stronger U.S. economy has been an important factor in the expansion of miles driven; however, it is a very modest expansion of miles driven. At multi-decade lows, unemployment rates are unlikely to move any lower, gasoline demand growth during Fiscal 2020 is unlikely, and industry capacity expansion appears to be moving beyond the gasoline market’s ability to absorb more ethanol without quicker adoption of E15 and other higher blends or a strong renewal of export growth.

Other/Regulatory/Governmental

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements, the adoption of E15 blends and the RFS mandate. The RFS mandate helps support a market for ethanol that might disappear without this incentive.

The RFS usage requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic and sugar-based ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. The final volume requirements for 2018 and 2019 and those proposed for 2020 are significantly below the statutory mandates for 2018, 2019 and 2020, with significant reductions in the volume requirements for advanced biofuels as well.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The final volume requirements for both 2018 and 2019 were more than 20% below statutory mandates which triggered the mandatory reset under the RFS. The EPA is now statutorily required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must have total throughput of under 75,000 barrels per day and state their case for an exemption in an application to the EPA for each compliance year.

The EPA waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons of renewable fuels. They also waived the obligation for 35 of 37 applicants for compliance year 2017, totaling 1.82 billion gallons of renewable fuels. They waived the obligation for 31 of 42 applicants for compliance year 2018, totaling 1.43 billion gallons of renewable fuels. These waivers effectively reduced the annual RVO by that amount, since the EPA has not accounted for the lost gallons by allocating them to other obligated parties. The resulting surplus of RINs in the market brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost competitive at the pump, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and other higher blends of ethanol. It is reasonable to assume there will be 30-40 waiver applications submitted for compliance year 2019, which, if handled as in years past, could represent approximately 1.5 to 2 billion gallons of renewable fuels.

Biofuels groups have filed in the U.S. Federal District Court for the D.C. Circuit, challenging the final 2019 volume requirements over the EPA’s failure to address small refinery exemptions in the rulemaking. As well as action in the D.C. Circuit to compel the EPA to produce information under the Freedom of Information Act related to small refinery exemptions. Certain biofuel groups have also filed suit in the Tenth Circuit Court of Appeals challenging small refinery exemptions. Numerous other suits on related RFS matters are also pending which are principally focused on the annual volume requirements and the small refinery exemptions.

On October 4, 2019 the White House announced that they would start accounting for gallons lost to refinery exemptions in annual RVO rulemakings, beginning with a supplemental rule to the 2020 volume requirements which is due to be finalized before the end of 2019. They propose to add into the formula for volume requirements a rolling average of the past three years’ waived gallons, so when additional waivers are granted, the total volume of renewable fuels required remains largely intact. This directive will also eliminate barriers to adoption of E15 and higher blends, including labeling changes and allowing E15 to be sold through E10 infrastructure.

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refiners without proper reallocation of the lost gallons, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance.

Critical Accounting Estimates and Accounting Policies

Lincolnway Energy's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which Lincolnway Energy operates.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Management believes the following policies are both important to the portrayal of Lincolnway Energy's financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies and long-lived asset policy due to impairment.

Revenue Recognition

Revenue from the sale of Lincolnway Energy's ethanol and distillers grains is recognized at the time title and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title and control passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck.   For distillers grains, title and control passes upon the loading of distillers grains into trucks or railcars.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distillers grain are included in costs of goods sold.

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2019 and 2018 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed "normal purchases and normal sales", and therefore are not marked to market in Lincolnway Energy's financial statements, but are subject to a lower of cost or net realizable value assessment.
For the year ended September 30, 2019, the Company had a lower of cost or net realizable adjustment on future corn contract of approximately $68,000.

Property and Equipment
Property and equipment is stated at cost.  Construction in progress is comprised of costs related to the projects that are not completed.  Depreciation is computed using the straight-line method over the following estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  When circumstances or events arise that questions an asset's usefulness, the asset is evaluated for future use and appropriate carrying value.

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

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

For the years ended September 30, 2019 and 2018, Lincolnway Energy had a lower of cost or net realizable value inventory adjustment of $75,810 and $279,960, respectively.

Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.

Liquidity and Capital Resources
On September 30, 2019, Lincolnway Energy had $.3 million in cash and cash equivalents and approximately $3.7 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$(6,866,937)	$2,440,190
Net cash (used in) investing activities	(3,640,661)	(13,611,022)
Net cash provided by financing activities	10,100,000	11,148,775

For the fiscal year ended September 30, 2019, cash used in operating activities was $(6.9) million, compared to cash provided by operating activities of $2.4 million for the fiscal year ended 2018. The $9.3 million decrease is due primarily to the Company's decrease in net income (loss) and the timing in working capital components.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities decreased by $9.9 million for the fiscal year ended September 30, 2019, when compared to the fiscal year ended 2018.   Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash provided by financing activities decreased by $1.05 million for the fiscal year ended September 30, 2019, when compared to the fiscal year ended September 30, 2018.  The decrease is due to decreased borrowing on our revolving credit line in fiscal year 2019.  Lincolnway Energy anticipates keeping cash balances at an acceptable level.   If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $3.7 million available on its revolving line of credit loan agreement. Based on the financial projections prepared by management, we plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 3 to 6 months. Management is waiting to see how the corn crop develops with the 2019 harvest regarding the future corn supply.   Corn prices may continue to increase in price with the uncertain corn production.  Working capital was approximately $7.1 million after adjusting out the $25 million term revolver marked current due to debt covenant violations. However, management currently projects that working capital will be sufficient based on current cash balances and credit facilities available for the remainder of the fiscal year, but management will continue to monitor our liquidity position on a weekly basis.
Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•our ability to generate cash flows from operations;

•the level of our outstanding indebtedness and the interest we are obligated to pay;

•our capital expenditure requirements, which consists primarily of plant improvements to improve efficiencies; and

•our margin maintenance requirements on all commodity trading accounts.

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
In July 2017, the Company entered into aCredit Agreement (the “Credit Agreement”) with the Lender dated July 3, 2017 which amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). The Company and the Lender have entered into four amendments to the Credit Agreement effective February 23, 2018, September 24, 2018, December 28,2018 and June 23, 2019, respectively (the Credit Agreement as amended, the “Amended Credit Agreement”). CoBank, continues to have a participation interest in the underlying loans issued under the Amended Credit Agreement and continues to serve as administrative agent for the Amended Credit Agreement. The terms of the Amended Credit Agreement will apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Amended Credit Agreement in the future.
In connection with the execution of the Credit Agreement in July 2017, the Company and the Lender entered into an Amended and Restated Revolving Term Promissory Note dated July 3, 2017 (the “Revolving Term Note”) which amended, restated and superseded the Revolving Term Loan Supplement dated June 2, 2016 entered into under the Prior Agreement (the “Prior Revolving Term Supplement”). The Company and the Lender have entered into three amendments to the Revolving Term Note effective February 23, 2018 and September 24, 2018, and December 28, 2017, respectively (the “Amended Revolving Term Note”). The Amended Revolving Term Note will expire on October 1, 2024. The Amended Revolving Term Note provides that the aggregate principal amount that the Lender may loan to the Company under the Amended Revolving Term Note shall not exceed $25,000,000 which maximum commitment amount will reduce during the term of the Amended Revolving Term Note as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2020	October 19, 2021
$15,000,000	October 20, 2021	October 19, 2022
$10,000,000	October 20, 2022	October 19, 2023
$5,000,000	October 20, 2023	October 1, 2024

Effective as of December 28, 2018, outstanding amounts under the Amended Revolving Term Note will accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%.
In connection with the execution of the Credit Agreement in July 2017, the Company and Lender also entered into an Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 (“Revolving Letter of Credit Note”) which amended, restated and superseded the Revolving Credit Supplement dated June 2, 2016 entered into under the Prior Agreement. The Company and the Lender have entered into three amendments to the Revolving Letter of Credit Note effective February 23, 2018, December 28, 2018 and June 23, 2019, respectively (the “Amended Revolving Letter of Credit Note”). The term of the Amended Revolving Letter of Credit Note expires on May 1, 2021. The Amended Revolving Letter of Credit Note provides that the aggregate principal amount the Lender may loan to the Company under the Revolving Letter of Credit Note shall not exceed $1,588,275. Outstanding amounts under the Amended Revolving Letter of Credit Note accrue interest at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%. The Amended Revolving Letter of Credit Note continues to serve as security for the Company’s natural gas transportation agreement.
On June 23, 2019, in connection with the execution of the Amended Credit Agreement, the Company and the Lender entered into an additional Revolving Credit Promissory Note dated June 23, 2019 (the “New Revolving Note”) which provides for loans of not to exceed $4,000,000 at any time outstanding through January 1, 2020, subject to annual renewal. Interest will accrue at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%.
The Amended Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. The Amended Credit Agreement includes certain financial covenants relating to working capital, net worth and debt service coverage ratios.
As of September 30, 2019, the Company is not in compliance with certain of its financial covenants, including its working capital and debt service covenants. The Company believes it will be able to work with the bank to obtain a deferral of action by the lenders, based on the Company’s efforts to obtain additional equity, and to come into compliance with its financial covenants upon the closing of an additional equity transaction. However, these results cannot be assured.
The Amended Credit Agreement and all loans made thereunder, including the Amended Revolving Term Note, the Amended Revolving Letter of Credit Note and the New Revolving Note, are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.
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
The Amended Revolving Term Note and the Amended Revolving Letter of Credit are discussed further in Note 5 to the financial statements and the New Revolving Note is discussed further in Note 4 to the financial statements.
Lincolnway Energy leases 100 hopper rail cars which are used for transporting distillers grains. Lincolnway Energy's leases for the hopper rail cars begin expiring in June 2023 and expiration dates continue through June 2025. Lincolnway Energy also leases 170 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between March 2020 and September 2024.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2019:

			Payment Due By Period
		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
Long Term Debt	$25,300,000	$25,300,000	$0	$0	$0
Interest on Long Term Debt	1,516,723	1,516,723	—	—	—
Operating Lease Obligations	8,248,368	2,031,990	3,434,484	2,268,444	513,450
Purchase Obligations	7,245,888	7,245,888	—	—	—
Capital Purchase Obligations	$0	—	—	—	—
Total	$42,310,979	$36,094,601	$3,434,484	$2,268,444	$513,450

 The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the borrowings against the Term Loan. The operating lease obligations in the table above include our railcars and small office equipment lease obligations as of September 30, 2019. Purchase obligations consist of forward contracted corn contracts and natural gas purchases and monthly demand charge.

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

Lincolnway Energy has a loan agreement and an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated:

Principal Balance
Lender	As of September 30, 2019
Farm Credit - revolving term loan	$25,000,000
Farm Credit - revolving letter of credit *	300,000
* Letter of credit issued is $1,727,925	$25,300,000

The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.75% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements.
Lincolnway Energy does not anticipate any material increase in interest rates during 2019.

 Commodity Price Risk
Lincolnway Energy is also exposed to market risk with respect to the price of ethanol, Lincolnway Energy's principal product, the price and availability of corn, the principal commodity used by Lincolnway Energy to produce ethanol, and the price of natural gas. The other primary products of Lincolnway Energy are distillers grains and corn oil, and Lincolnway Energy is also subject to market risk with respect to the prices for both of these products. The prices for ethanol, distillers grains, corn oil, corn and natural gas are volatile, and Lincolnway Energy may experience market conditions where the prices Lincolnway Energy receives for its ethanol, distillers grains and corn oil are declining, but the prices Lincolnway Energy pays for its corn, natural gas and other inputs are increasing. Lincolnway Energy's results will therefore vary substantially over time, and include the possibility of losses, which could be substantial.

In general, rising ethanol, distillers grains and corn oil prices result in higher profit margins, and therefore represent favorable market conditions. Lincolnway Energy is, however, subject to various material risks related to its production of ethanol, distillers grains and corn oil and the prices for ethanol, distillers grains and corn oil. For example, ethanol, distillers grains and corn oil prices are influenced by various factors beyond the control of Lincolnway Energy's management, including the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

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

During the fiscal year ended September 30, 2019, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.41 per bushel in September 2019 to a high of $4.55 per bushel in June 2019. During the fiscal year ended September 30, 2018, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.35 per bushel in December 2017 to a high of $4.12 per bushel in May 2018.

During the fiscal year ended September 30, 2019, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.20 per gallon in November 2018 to a high of $1.61 per gallon in June 2019. During the fiscal year ended September 30, 2018, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.26 per gallon in December 2017 to a high of $1.53 per gallon in March 2018

Lincolnway Energy may from time to time take various cash, futures, options or other positions with respect to its corn and ethanol needs in an attempt to minimize or reduce Lincolnway Energy's price risks related to corn and ethanol. Those activities are, however, also subject to various material risks, including that price movements in the cash and futures corn and ethanol markets are highly volatile and influenced by many factors and occurrences that are beyond the control of Lincolnway Energy.

Although Lincolnway Energy intends that its futures and option positions accomplish an economic hedge against Lincolnway Energy's future purchases of corn or future sales of ethanol, Lincolnway Energy has chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. Lincolnway Energy is instead using fair value accounting for the positions, which generally means that as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in Lincolnway Energy's costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, Lincolnway Energy's corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2019 was a gain of $654,583, as compared to a gain of $658,195 for the year ended September 30, 2018. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2019 was again of $21,525, as compared to a loss of $26,649 for the fiscal year ended September 30, 2018.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors
of Lincolnway Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Lincolnway Energy, LLC (the Company) as of September 30, 2019 and 2018, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced extended periods of depressed margins and has violated debt covenants. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Des Moines, Iowa
December 30, 2019

Lincolnway Energy, LLC

Balance Sheets
September 30, 2019 and 2018

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,858	$668,456
Derivative financial instruments (Notes 10 and 11)	188,694	555,127
Trade and other accounts receivable (Note 9)	3,259,768	2,786,498
Inventories (Note 3)	6,440,716	4,556,703
Prepaid expenses and other	308,184	291,036
Total current assets	10,458,220	8,857,820

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,148,360
Buildings and improvements	7,548,308	6,019,001
Plant and process equipment	86,110,958	85,732,218
Construction in progress	6,806,549	11,610,970
Office furniture and equipment	455,129	478,173
	108,077,409	110,988,722
Accumulated depreciation	(65,685,719)	(62,272,902)
	42,391,690	48,715,820

OTHER ASSETS	864,082	829,832
	$53,713,992	$58,403,472

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2019 and 2018

	2019	2018
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,794,431	$2,378,921
Accounts payable, related party (Note 8)	375,394	657,133
Accrued loss on firm purchase commitments	67,591	366,168
Accrued expenses	776,385	972,167
Current maturities of long-term debt (Note 5 and Note 6)	25,000,000	—
Revolving credit loan (Note 4)	300,000	—
Total current liabilities	28,313,801	4,374,389

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	—	15,200,000
Deferred revenue	—	296,296
Other	649,799	533,589
Total noncurrent liabilities	649,799	16,029,885

COMMITMENTS AND CONTINGENCY (Notes 7 and 9)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained (deficit)	(14,239,713)	(990,907)
	24,750,392	37,999,198
	$53,713,992	$58,403,472

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Revenues (Notes 1 and 9)	$97,386,340	$102,050,976	$110,845,184

Cost of goods sold (Notes 8 and 9)	105,075,962	102,333,910	103,151,272

Gross profit (loss)	(7,689,622)	(282,934)	7,693,912

General and administrative expenses	3,484,570	3,236,616	3,136,379
Bad debt expense	4,385,009	—	—
Operating income (loss)	(15,559,201)	(3,519,550)	4,557,533

Other income (expense):
Interest income	10,579	8,403	3,948
Interest expense	(800,867)	(19,390)	(57,633)
Other income	3,100,683	583,322	—
	2,310,395	572,335	(53,685)

Net income (loss)	$(13,248,806)	$(2,947,215)	$4,503,848

Weighted average units outstanding	42,049	42,049	42,049

Net income (loss) per unit - basic and diluted	$(315.08)	$(70.09)	$107.11

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2019, 2018 and 2017

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2016	$38,990,105	$(1,496,315)	$37,493,790
Net income	—	4,503,848	4,503,848
Balance, September 30, 2017	38,990,105	3,007,533	41,997,638
Net (loss)	—	(2,947,215)	(2,947,215)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, September 30, 2018	38,990,105	(990,907)	37,999,198
Net (loss)	—	(13,248,806)	(13,248,806)
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,248,806)	$(2,947,215)	$4,503,848
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,320,846	4,477,811	3,902,575
Loss on sale or disposal of property and equipment	232,981	43,693	17,676
Bad dept expense	4,385,009	—	—
Accrued loss on firm purchase commitments	(298,577)	366,168	—
Changes in working capital components:
Trade and other accounts receivable	(473,270)	442,976	(140,516)
Inventories	(1,884,013)	1,128,026	41,374
Prepaid expenses and other	64,812	108,963	57,390
Accounts payable	(558,535)	(801,762)	(36,210)
Accounts payable, related party	(281,739)	14,407	(137,577)
Accrued expenses	(195,782)	(118,268)	16,905
Deferred revenue	(296,296)	(148,148)	(148,149)
Derivative financial instruments	366,433	(126,461)	69,011
Net cash provided by operating (used in) activities	(6,866,937)	2,440,190	8,146,327

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,667,661)	(13,611,022)	(8,548,970)
Proceeds from sale of property and equipment	27,000	—	7,588
Net cash (used in) investing activities	(3,640,661)	(13,611,022)	(8,541,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	(1,051,225)	—
Net proceeds from revolving credit loan	300,000	—	—
Proceeds from long-term borrowings	68,250,000	69,550,000	500,000
Payments on long-term borrowings	(58,450,000)	(57,350,000)	(27,571)
Net cash provided by (used in) financing activities	10,100,000	11,148,775	472,429

Net increase (decrease) in cash and cash equivalents	(407,598)	(22,057)	77,374

CASH AND CASH EQUIVALENTS
Beginning	668,456	690,513	613,139
Ending	$260,858	$668,456	$690,513
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $304,947, $515,242 and $90,338	$1,190,553	$535,402	$114,603

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$60,973	$86,928	$183,000
Construction in progress included in accrued expenses	$—	$—	$222,809

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

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2019 and September 30, 2018.

Note receivable: On March 28, 2019, the Company recorded a note receivable totaling $4,080,000 for a component of the construction in progress (the dryer) that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable plus interest is currently due and payable. During the year ended September 30, 2019, management determined based on communication from the vendor and lack of payment that the note receivable, including interest of $60,809, should be fully reserved at June 30, 2019. Bad debt expense of $4,385,009, $0, and $0 was recorded during the years ended September 30, 2019, 2018, and 2017, respectively.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue was deferred and recognized as the services were performed over the 10 year agreement. On December 17, 2018, the Company entered into a settlement agreement in connection with the early termination of the contract. The settlement totaled approximately $3,000,000 and is included in other income and the remaining deferred revenue of approximately $420,000 was recognized during the year ended September 30, 2019.

Inventories:  Inventories are generally valued at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the fiscal years ended September 30, 2019 and September 30, 2018 the Company recognized a reserve and resulting loss of approximately $76,000 and $280,000, respectively, for a lower of net realizable value or cost inventory adjustment.

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

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

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

Revenue recognition:  The Company adopted Accounting Standards Update (ASU) 2014-09. Revenue for Contracts with Customers (Topic 606), October 1, 2019, using the modified retrospective method. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company generally recognized revenue at a point and time. The implementation of the new standard did not result in any changes to the measurement or recognition of revenue for prior periods, however, additional disclosures have been added in accordance with the ASU.

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

Shipping costs incurred by the Company in the sale of ethanol, distillers grains and corn oil are not specifically identifiable and as a result, are recorded based on the net selling price. Railcar lease costs incurred by the Company in the sale of its products are included in the cost of goods sold.

Revenue from the sale of the Company’s ethanol and distillers grains is recognized at the time title, control and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title and control passes at the time the product crosses the loading flange in either a railcar or truck.  For distillers grain, title and control passes upon the loading into trucks or railcars.    Corn oil is marketed internally. Revenue is recognized when title and control of ownership transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.
Revenue by product is as follows:

(In thousands)	2019	2018	2017
Ethanol	$75,224	$77,709	$89,040
Distillers Grain	15,329	16,821	13,875
Other	6,833	7,521	7,930

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

Recently Issued Accounting Pronouncements: In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02)". ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company will not implement ASU 2016-02 until October 2019, when fiscal year 2020 starts. The Company is evaluating the impact of the new standard on the financial statements, but expects that upon adoption of this accounting standard, right of use and lease obligations recognized on the balance sheet will be approximately $7.0 million.

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2019	2018
Raw materials, including corn, chemicals, parts and supplies	$4,902,526	$3,297,104
Work in process	900,459	794,844
Ethanol and distillers grain	637,731	464,755
Total	$6,440,716	$4,556,703

Note 4.    Revolving Credit Loan

The Company entered into a Revolving Credit Promissory Note dated June 23, 2019 which provides for loans not to exceed $4,000,000 at any time outstanding through January 1, 2020, subject to annual renewal. Interest will accrue at a variable interest rate (adjusting on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (5.79% as of September 30, 2019). The Lender has indicated that it intends to extend the maturity of this note to March, 2020. On December 23, 2019 our lender issued a letter to the Company deferring action until February 15, 2020 on the debt covenants and anticipated covenant violations.

The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was an outstanding balance of $300,000 and$0 on the revolving credit loan as of September 30, 2019 and September 30, 2018, respectively.
Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Available borrowings will be reduced by $5,000,000 each year starting October 20, 2020 until October 1, 2024. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (5.79% as of September 30, 2019). The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At September 30, 2019 and 2018 the outstanding balance on the revolving term loan was $25,000,000 and $15,200,000, respectively. Aggregate maturities of long term debt as of September 30, 2019 are presented as current due to the noncompliance with financial covenants.

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,518,450. As of September 30, 2019, the outstanding amount payable by the Company under the Restated Letter of Credit Note was $1,518,450.

The payment of distributions is also subject to the Company's compliance with the various covenants and requirements of the Company's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent the Company from paying a distribution to its members if the Company fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements. At September 30, 2019 the Company failed its financial covenants as noted in Note 6 and distributions are not allowed.

Note 6.    Liquidity and Going Concern Analysis

The Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over the past several months. In September 2018, the Company was able to obtain covenant waivers from its lender related to covenant compliance and to modify future covenant requirements to allow the Company to remain in compliance until the margin environment improved. The margin environment did not improve in the ensuing months. As a result, the Company entered into an additional line of credit and amended its covenants in June 2019. The Company remains in noncompliance with its covenants. These factors have raised substantial doubt as to the Company's ability to continue as a going concern for the next 12 months. Management believed these factors to be significant due to a lack of liquidity and uncertainty regarding the Company's ability to meet its financial obligations without additional financing or an equity infusion. Based on this evaluation, the Company has determined covenant compliance over the next 12 month period is not reasonably possible and, as a result, has presented all debt as current on its balance sheet as of September 30, 2019. The Company believes it will be able to work with the bank on future covenant waivers if needed, or get additional equity or financing, however, these results cannot be assured.

Note 7.    Lease Commitments

The Company leases various rail cars and office equipment under operating lease agreements with the following future minimum commitments as of September 30, 2019.

Years ending September 30:
2020	$2,031,990
2021	1,853,440
2022	1,581,044
2023	1,286,169
2024	982,275
Thereafter	513,450
Total	$8,248,368

Rent expense under the above operating leases totaled approximately $2,102,000, $2,156,000 and $2,264,000 for the years ended September 30, 2019, 2018 and 2017 respectively.

Note 8.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2019	2018	2017
Member A	Corn purchased for fiscal year	$8,626,906	$17,960,954	$14,002,381
	Corn forward purchase commitment	$—	$6,647	$898,563
	Basis corn commitment - bushels	80,000	400,000	200,000
	Miscellaneous purchases	$1,617	$2,579	$3,054
	Amount due at fiscal year end	$2,707	$65,387	$184,382

Member B	Corn purchased for fiscal year	$12,527,197	$11,818,241	$10,572,044
	Corn forward purchase commitment	$376,000	$14,103	$400,750
	Basis corn commitment - bushels	—	150,000	—
	Amount due at fiscal year end	$52,486	$98,179	$97,350

Member C	Corn purchased for fiscal year	$14,400,120	$5,146,781	$6,942,708
	Corn forward purchase commitment	$22,080	$34,366	$—
	Basis corn commitment - bushels	—	205,000	—
	Amount due at fiscal year end	$37,652	$234,238	$—

Other Members	Corn purchased for fiscal year	$9,070,359	$7,614,288	$10,432,740
	Corn forward purchase commitment	$1,822,111	$1,761,514	$1,224,837
	Amount due at fiscal year end	$132,737	$259,329	$360,994

Note 9.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were $75,202,882, $77,735,847, and $89,200,642 for the years ended September 30, 2019, 2018 and 2017, respectively. Trade accounts receivable of $2,447,104 and $1,741,269 was due from the customer as of September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company has ethanol sales commitments with the unrelated entity of 7,450,000 unpriced gallons through December 2019.

The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer, including both distillers grains and corn oil, were $15,329,043, $16,932,753 and $14,760,656 for the years ended September 30, 2019, 2018 and 2017 , respectively. Trade accounts receivable of $541,164 and $262,325 was due from the customer as of September 30, 2019 and 2018, respectively. The Company has distillers grain sales commitments with the unrelated entity of approximately 2,085 tons for a total sales commitment of approximately $268,985 less marketing fees.

As of September 30, 2019, the Company had purchase commitments for corn cash forward contracts with various unrelated parties, totaling approximately $4,476,099, representing 1,155,835 bushels. These contracts mature at various dates through June 2020. The Company had basis contract purchase commitments with unrelated parties totaling 80,000 bushels through November 2019.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. On July 3, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021. At September 30, 2019, the remaining commitment was approximately $1.5 million.

As of September 30, 2019, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $549,599. The Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 357,593 MMBtu's. These contracts mature at various dates through December 2019.

Note 10.    Risk Management

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2019	2018
Derivative assets - corn contracts	$531,875	$819,613
Derivative assets - ethanol contracts	—	2,640
Derivative liabilities - corn contracts	(93,650)	(813)
Cash (due to) broker	(249,531)	(266,313)
Total	$188,694	$555,127

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2019	2018	2017
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$21,525	$(26,649)	$(288,138)
Unrealized gain	—	—	127,923
Total effect on revenues	21,525	(26,649)	(160,215)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,014,033	1,332,317	1,849,319
Unrealized gain (loss)	(359,450)	325,878	(554,925)
Total effect on corn costs	654,583	1,658,195	1,294,394

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	13,660	65,769	27,950
Unrealized gain (loss)	3,460	3,940	(14,290)
Total effect on natural gas costs	17,120	69,709	13,660
Total effect on cost of goods sold	$671,703	$1,727,904	$1,308,054
Total gain to operating income due to derivative activities	$693,228	$1,701,255	$1,147,839

Note 11.    Fair Value Measurements

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$531,875	$531,875	$—	$—
Liabilities, derivative financial instruments	$93,650	$93,650	$—	$—

	2018
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$822,253	$822,253	$—	$—
Liabilities, derivative financial instruments	$813	$813	$—	$—

Note 12.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2019, 2018 and 2017 totaled $54,670, $58,112 and $68,442, respectively.

Note 13.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2019 and 2018.

	12/31/2018	3/31/2019	6/30/2019	9/30/2019
Revenue	$20,371,692	$24,333,321	$26,488,313	$26,193,014
Gross (loss)	(3,923,425)	(571,870)	(1,649,179)	(1,545,148)
Operating (loss)	(4,784,408)	(1,455,824)	(7,062,296)	(2,256,673)
Net (loss)	(1,836,126)	(1,430,642)	(7,394,842)	(2,587,196)
Basic & diluted (loss) per unit	(43.67)	(34.03)	(175.87)	(61.53)

	12/31/2017	3/31/2018	6/30/2018	9/30/2018
Revenue	$22,470,128	$26,788,654	$27,100,886	$25,691,308
Gross profit (loss)	(307,195)	293,334	867,856	(1,136,929)
Operating income (loss)	(1,252,954)	(490,425)	132,137	(1,908,308)
Net income (loss)	(947,021)	(393,169)	322,504	(1,929,529)
Basic & diluted earnings (loss) per unit	(22.52)	(9.35)	7.67	(45.89)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Lincolnway Energy has not had any change in its accountants or any disagreements with its accountants which are required to be disclosed under this Item.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Lincolnway Energy's management, with the participation of Lincolnway Energy's president and chief executive officer and interim chief financial officer, have evaluated the effectiveness of Lincolnway Energy's disclosure controls and procedures (as defined in Rule  13a-15(e) under the Securities Exchange Act of 1934) as of the end of the  period  covered by this annual report.  As a result of such evaluation,  the president and chief executive officer and the interim chief financial officer have  concluded  that such  disclosure  controls and procedures are effective to provide  reasonable  assurance that the  information required to be disclosed in the reports Lincolnway Energy  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed,  summarized  and reported within the time  periods specified  in the  Securities  and  Exchange

Commission's   rules  and  forms,  and (ii)  accumulated  and  communicated  to management,  including Lincolnway Energy's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure. Lincolnway Energy believes that a control system, no matter how well designed and operated,  cannot provide absolute assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected

Management's Annual Report on Internal Control Over Financial Reporting

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2019.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2019, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2019 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2020 Annual Meeting of Members (the “2020 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2020 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2	Second Amended and Restated Operating Agreement and Unit Assignment Policy. See Exhibit 3.2.1 for an amendment to this Agreement.		10-K	9/30/2010	3.2	12/21/2010
3.2.1	Amendment to Second Amended and Restated Operating Agreement		8-K		3.2.1	3/6/2013
10.1	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.20	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014

10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2014	10.28	8/13/2014
10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/18/2017
*10.18	Amended and Restated Distillers Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017	8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/18/2017
10.20	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	2/26/2018
10.21	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	2/26/2018
10.22	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	2/26/2018
10.23	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018
*10.24	Amendment No. 1 Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC dated June 28, 2018	8-K		10.1	7/3/2018
10.25	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018

10.26	Amended and Restated Revolving Term Promissory Note dated September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.2	10/11/2018
10.27	Amendment dated December 28, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.1	1/3/2019
10.28	Amended and Restated Revolving Term Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.2	1/3/2019
10.29	Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.3	1/3/2019
**10.30	Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg effective March 4, 2019		8-K		10.1	3/7/2019
**10.31	Separation Agreement between Lincolnway Energy, LLC between Eric Hakmiller effective March 28, 2019		8-K		10.1	3/26/2019
10.32	Amendment dated June 23, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018 and December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.1	7/12/2019
10.33	Revolving Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.2	7/12/2019
10.34	Amended and Restated Letter of Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA		8-K		10.3	7/12/2019
**10.35	Professional Services Agreement between Lincolnway Energy, LLC and Flag Leaf Financial Management Inc. effective July 31, 2019	Filed Herewith
**10.36	Amendment dated December 13, 2019 to the Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg		8-K		10.1	12/16/2019
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
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

December 30, 2019	/s/ Michael Hollenberg
Michael Hollenberg, President and Chief Executive Officer

December 30, 2019	/s/ Jeff Kistner
Jeff Kistner, Interim CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 30, 2019	/s/ William Couser
William Couser, Director

December 30, 2019	/s/ Jeff Taylor
Jeff Taylor, Director

December 30, 2019	/s/ Timothy Fevold
Timothy Fevold, Director

December 30, 2019	/s/ Doug Moore
Doug Moore, Director

December 30, 2019	/s/ Kurt Olson
Kurt Olson, Director

December 30, 2019	/s/ Brian Conrad
Brian Conrad, Director

December 30, 2019	/s/ James Dickson
James Dickson, Director

December 30, 2019	/s/ Rick Vaughan
Rick Vaughan, Director

December 30, 2019	/s/ Michael Hollenberg
Michael Hollenberg, President and Chief Executive Officer

December 30, 2019	/s/ Jeff Kistner
Jeff Kistner, Interim CFO