Form 10-K/A
period 2019-09-30
Lincolnway Energy, LLC
filed 2020-01-28
CIK 1350420

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

DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Form 10-K filed by the Company for the fiscal year ended September 30, 2019, which was originally filed on December 30, 2019 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the terms “Lincolnway Energy,” “the Company,” “we,” “us” or “our” refer to Lincolnway Energy, LLC. The capitalized terms used in this Amendment No. 1 but not defined shall have the meaning specified for that term in the Original Filing.

We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.   This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Pursuant to the rules of the Securities Exchange Commission (the “SEC”), Item 15 of Part IV of the Original Filing has also been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1(A) and 31.2(A), respectively.

Except as described in this explanatory note, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment No. 1. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing except as expressly set forth in Part III.  Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment No. 1 speaks as of the filing date of the Original Filing and except as expressly set forth in Part III, does not reflect events occurring after December 30, 2019 the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15(a)(3)), the signature page and the exhibits identified in Part IV (Item 15(a)(3)).  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Information Concerning our Directors

The number of our directors is currently set at nine (9) directors with each director elected to serve a three-year term or  until his or her successor is elected and qualified.  The terms of the directors are staggered such that three directors are up for election every year.  We currently have eight (8) directors and one vacancy as a result of the resignation of James Hill effective July 27, 2019.

The information below sets forth our current directors and their ages, positions with the Company and principal occupations at present and for at least the past five years.  The Company has determined that each of our directors meet the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that each director is free of any relationship that would interfere with his individual exercise of independent judgment.

None of the directors listed below currently serve on the board of directors of any other company having a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, nor do any of our directors serve as directors of an investment company registered under the Investment Company Act.    There are no arrangements or understandings between any of the Company’s directors and any other persons pursuant to which he or she was selected as a director.  No family relationships exist among our directors and executive officers.

Directors with Terms Expiring at the 2020 Annual Meeting of Members

Brian Conrad, age 58.  Brian Conrad has been a director of the Company since it was organized in May 2004. His current term as a director will end at the annual meeting of the members to be held in 2020.  Brian is currently serving as the Treasurer of the Company, is the Chairman of the Finance Committee and serves on the Audit Committee.  He previously served as Vice Chairman of the Company from 2014 through April 2018 and from May 2008 until February 2011.  Brian has served on the following committees of the Company for the periods indicated: Compensation Committee from 2005 to 2006; Risk Committee from 2005 to 2007 and again from 2013 to present; Nominating and Company Governance Committee since June 2015 and both the Audit Committee and Finance Committee since the Company was organized in May 2004.  Mr. Conrad served as the Chairman of the Audit Committee from June 2015 to January 2019.  Brian has been employed with Exelon Generation, in wind and solar, since December 2010.  Brian has held the position of Commercial Project Manager since September 2014, and prior to that time was Manager, Business Development.  Prior to Exelon, Brian was employed with John Deere Credit from 1988 through December 2010.  Brian held various positions with John Deere Credit, including credit operations, and sales and marketing.  His last position with John Deere Credit was Business Development Manager for the Western U.S. for John Deere Wind Energy.  Exelon Corporation purchased John Deere Wind Energy on December 10, 2010.  Brian has an undergraduate degree in economics and business administration and an MBA. Brian provides, among other things, background and experience in sales, financial analysis, marketing and acquisitions to the directors.

Timothy Fevold, age 59.  Tim Fevold has been a director of the Company since it was organized in May 2004.  His current term as a director will end at the annual meeting of the members to be held in 2020. Tim is currently serving as Secretary of the Company and has served in this role since April 2018; however, he also previously served as the Secretary of the Company from May 2004 until April 2008.  Tim is currently Chairman of the Company’s Nominating and Company Governance Committee, and he also serves on the Audit Committee.  He served on the Compensation Committee from 2008 to 2012.  Tim has been employed by Hertz Farm Management, based in Nevada, Iowa, since 1982, and is an accredited farm manager.  He represents absentee landowners throughout Central Iowa.  Tim has also been licensed as a real estate broker in Iowa since 1987.  Tim brings, among other things, additional agriculture, real estate and farm management background and experience to the directors.

Jeff Taylor, age 53.  Jeff Taylor has been a director of the Company since it was organized in May 2004.  His current term as a director will end at the annual meeting of the members to be held in 2020. Jeff has served as the Chairman since May 2008.  Jeff served as the Vice Chairman of the Company from May 2004 until April 2008.  Jeff has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Jeff received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies.  Jeff provides, among other things, agriculture and management background and experience to the directors.  Jeff also completed board member and chairman certification from the Iowa Institute of Cooperatives.

Directors with Terms Expiring at the 2021 Annual Meeting of Members

William Couser, age 65.  Bill Couser has been a director of the Company since it was organized in May 2004. His current term as a director will end at the annual meeting of the members to be held in 2021.  Bill is currently serving as Vice Chairman of the Company and has served in this role since April 2018.  Bill previously served as Secretary of the Company from March 2016 to April 2018.  Bill served as Chairman from the time the Company was organized in May 2004 until April 2008.  He also served as the Company’s interim President and Chief Executive Officer from May 2004 until July 13, 2005.  Bill has served on the Company’s Finance Committee and on its Compensation Committee since 2008.  Bill has served as a director of Iowa Renewable Fuels Association for the past eleven years, and he served as the president of the Iowa Renewable Fuels Association from January 2004 to December 2010.  He is also serving as a director of the Iowa Cattlemen’s Association and Iowa Institute for Coops.  He has served as a director on those boards for the past eight years.  Bill has been self-employed as a farmer since 1977.  His farming operations include row crops and cattle.  Bill brings, among other things, additional agricultural and management background and experience to the directors.  Bill also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above.

Rick Vaughan, age 60.  Rick Vaughan has been a director of the Company since it was organized in May 2004.  His current term as a director will end at the annual meeting of the members to be held in 2021.  Rick is currently serving or has served on the following committees of the Company during the time periods indicated: Compensation Committee since 2008; Nominating and Company Governance Committee from 2008 to 2012; Audit Committee since 2008; and Risk Committee since 2013.  Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August 2011.  Prairie Land Cooperative merged with Innovative Ag Services on September 1, 2011.  He became Co-CEO of Innovative Ag Services on September 1, 2011 and CEO in December 2012.  Innovative Ag Services is a farm supply business serving producers in grain marketing and services, agronomy products and services, feed manufacturing, diesel fuel and propane products and services.  Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Doug Moore, age 52.  Doug Moore has been a director of the Company since January 4, 2019.  His current term as a director will end at the annual meeting of the members to be held in 2021.  Doug is currently serving on the Finance Committee.  Mr. Moore is the owner and founder of EuroSource LLC based in Ames, Iowa which was formed in September 2008.  EuroSource LLC provides secondhand machinery, valuations and liquidation services in the composite panel industry throughout the U.S. and Canada.  Since 2014, Doug has been a partner in Iowa Tarping Solutions LLC, providing feedstock protection services for cellulosic ethanol raw material.    Doug also serves as President of Ames Seed Capital, a community venture capital fund based in Ames, Iowa.  Doug brings to our directors general business management background.  He also has experience in the ethanol industry along with sales, financial analysis and marketing skills.

Directors with Terms Expiring at the 2022 Annual Meeting of Members

James Dickson, age 66.  Jim Dickson has been a director since March 3, 2016.  Jim has served on the Company’s Audit Committee and the Company’s Compensation Committee since his election as a director at the 2016 Annual Meeting of Members.   He also serves as the Company’s “audit committee financial expert” given his financial and accounting training, background and experience.  Jim is a certified public accountant (“CPA”).  As a CPA, Jim provides both individuals and businesses with tax and financial consulting services including, without limitation, tax planning, financial planning, tax preparation, financing and debt structuring, financial forecasting, estate planning, retirement planning and business valuation services.  He is currently providing such services as a self-employed consultant affiliated with Klatt & Associates, CPA, PC. Prior to affiliating with Klatt & Associates in October 2017, Jim provided such services as a self-employed consultant from December 2000 and between August 1978 and December 2000 he provided the same type of services as a consultant with Dickson’s Tax Consultants and Analysts.  Prior to that Jim worked for Peat, Marwick, Mitchell & Co. in Chicago, Illinois from September 1976 to June 1978.  He is also the owner and manager of a cow/calf operation.  Jim graduated from Iowa State University with a degree in economics and he received a Master of Business Administration (“MBA”) degree from the University of Chicago.  Jim brings to the Company a substantial knowledge of tax, accounting and financial matters and reporting processes, financial markets, financing and funding operations.  In addition, he has significant knowledge of the ethanol and renewable industry based on his personal investments in various ethanol and biodiesel plants and ventures as well as agricultural background and experience.

Kurt Olson, age 63.  Kurt Olson has been a director of the Company since July 27, 2007.  Kurt has served as the Chairman of the Company’s Compensation Committee since 2008.  Kurt served as the Secretary of the Company from May 2008 until February 2011.  He served as the Company’s Vice Chairman from March 2011 until March 2014.  Kurt graduated in 1978 from Iowa State University earning a degree in ag-economics and has been actively involved in business operations and management of real estate in central Iowa for 40 years.  Kurt was employed with Litchfield Realty Company from 1987 to 2003.  He served as the president of Litchfield Realty and its subsidiaries, AgServ Company and FarmLand Real Estate and Management, LC.  The business of AgServ Company included a grain elevator, an agronomy supplier, a feed manufacturer and a soybean seed processor.  In 2003, Kurt purchased Farmland Real Estate and Management, LC.  Farmland Real Estate and Management, LC markets crop insurance and manages farmland.  Kurt provides, among other things, agricultural, real estate and farm management background and experience to the directors.

Former Directors

Terrill Wycoff, age 77.  Terry Wycoff is a former director who resigned effective December 31, 2018.  Mr. Wycoff’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   Mr. Wycoff had been a director of the Company since it was organized in May 2004 and also served as Treasurer of the Company since its organization.   The Company thanks Mr. Wycoff for his many years of service and his contributions to the Company.

Terry retired on March 31, 2012 from his employment at First National Bank, Ames, Iowa after 50 years of service.  Terry’s last position with First National Bank was Executive Vice President.  Terry served as a member of the Board of Directors of First National Bank from 1982 through 2017 and he served on both Loan Committee and the Trust Audit and Finance Committee of First National Bank from 2012 through 2017.

James Hill, age 74.  Jim Hill is a former director who resigned effective July 27, 2019.  Mr. Hills’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   Mr. Hill had been a director of the since it was organized in May 2004 and also served on the Company’s Risk Committee since May 2013 and on both the Compensation Committee and Finance Committee since 2008.  The Company thanks Mr. Hill for his many years of service and his contributions to the Company.

Following graduation from college, Jim worked in management at Northwestern Bell Telephone Company in various capacities in Minnesota.  In 1969, he returned to his family farming and cattle feeding operation in Iowa.  While farming and feeding cattle, Jim became involved in cattle industry organizations, and he has served as chairman of the Iowa Beef Industry Council and as president of the Iowa Cattlemen's Association.  He also served as president of the board of directors of the Ellsworth-Williams Coop during its merger with Prairie Land Coop.

Information Concerning our Executive Officers

The information below lists our current executive officers and former executive officers that served a portion of Fiscal Year 2019.  Except for the Management Agreement (as defined below) with respect to Seth Harder, there are no arrangements or understandings between any of the Company’s executive officers and any other persons pursuant to which he or she was selected as an executive officer.  No family relationships exist among our directors and executive officers.

Principal Executive Officer

Seth Harder, age 41. Mr. Harder was appointed as the Company’s General Manager, President and Chief Executive Officer on January 17, 2020.  Mr. Harder has served as General Manager of Husker Ag, LLC for 14 years beginning in January of 2006, during which time Husker Ag has grown from its original capacity of 20 million gallons to currently producing 110 million gallons per year.  Prior to his appointment as General Manager, Mr. Harder served as Husker Ag’s Plant Manager from September 2004 through December 2005.  He originally joined Husker Ag in November 2002 as the Company's first Production Manager followed by a time with ICM, Inc. where he worked as an ethanol trainer and plant startup specialist.  Mr. Harder is a current Board member and former executive officer of Renewal Fuels Nebraska.  He is also a Board member of the Renewable Fuels Association and the American Coalition for Ethanol (ACE).   In 2019, Mr. Harder was appointed by Governor Pete Ricketts to the Nebraska Environmental Quality Council

Effective January 15, 2020 the Company entered into a Management Services Agreement (the “Management Agreement”) with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility.  Pursuant to the terms of the Management Agreement, Husker Ag will provide the Company with individuals to serve as General Manager, Environmental and Safety Manager and Commodity Risk Manager who will perform the respective management services for each such position.  Mr. Harder was appointed as our General Manager, President and Chief Executive Officer in connection with our execution of the Management Agreement.

Michael Hollenberg, age 50.  Mr. Hollenberg served as the Company’s President and Chief Executive Officer from March 4, 2019 through January 17, 2020.  Prior to joining the Company, Mr. Hollenberg served as Product Manager at Hydro-Thermal Corporation, a global leader in the development and manufacturing of direct steam injection hydroheaters and jetcookers since April 2015.  From December 2013 to April 2015, Mr. Hollenberg served as Plant Manager of the White Energy ethanol plants located in Plainview, Texas and Hereford, Texas, and from October 2010 to December 2013 he served as Director of Field Services at EdeniQ, Inc.  Mr. Hollenberg also served as Plant Manager for Louis Dreyfus Commodities from February 2008 to October 2010, as Plant Manager at U.S. Bioenergy from April 2006 to February 2008 and as Assistant Plant Manager of Ferndale Grain, a division of Cargill.

In connection with the execution of the Management Agreement, Michael Hollenberg ceased serving as the Company’s President and Chief Executive Officer effective January 17, 2020.  See section below entitled “Executive Compensation – Agreements with Our Executive Officers – Hollenberg Separation Agreement” for additional information relating to the resignation of Mr. Hollenberg.

Eric Hakmiller, age 56. Mr. Hakmiller served as the Company’s President and Chief Executive Officer from April 9, 2013 until March 4, 2019.  He has over 31 years of experience in the grain processing industry, including working in wet milling, soy processing, animal feeds and biofuels.  He has been a member and director of the Iowa Renewable Fuels Association (the “IRFA”) and is currently serving as the Secretary of the IRFA.  For the six years prior to becoming our Chief Executive Officer, Mr. Hakmiller served as the Vice President and General Manager of the Bunge Biofuels Division.  In that capacity, Mr. Hakmiller oversaw all biofuels activities in Bunge’s North American operation.  Mr. Hakmiller served as a director of Aventine Renewable Energy from October 2013 through June 2015, as a director of Southwest Iowa Renewable Energy, LLC from July 2009 to October 2013, as a director of Bunge Ergon Vicksburg from July 2009 to October 2013, and as a director of Renewable Energy Group from December 2009 to January 2013.  The three prior companies are ethanol companies and the latter is a biodiesel company.  Mr. Hakmiller served as the Managing Director of Bunge Germany and Austria from September 2004 to October 2005, and in the Bunge affiliated operation of Solae from March 2003 to September 2004.

Principal Financial Officer

Jeff Kistner, age 55.  Mr. Kistner has served as the Company’s Interim Chief Financial Officer since July 31, 2019.  Mr. Kistner is the founder and President of Flag Leaf Financial Management Inc. (“Flag Leaf”).  Mr. Kistner founded Flag Leaf Financial Management Inc. in May 2008, offering financial advisory and interim CFO services to agribusiness, food and renewable energy companies.  Since its start, Flag Leaf has helped businesses succeed financially during periods of uncertain economic volatility.  Flag Leaf works with its clients to enable them to enhance cash flow, maximize liquidity, improve capital allocation, forecast operational performance, manage capital structures, and improve strategies for increasing the intrinsic value of the business.  See section below entitled “CFO Professional Services Agreement” for a discussion of the terms of the Professional Services Agreement between the Company and Flag Leaf.

Mr. Kistner was raised on a diversified family farm in southeast Nebraska and graduated in 1986 with a Bachelor of Science in Agricultural Economics from the University of Nebraska.  In 1991 he earned his MBA in Finance from Webster University in St. Louis, Missouri.  Kistner has 19 years of banking experience, with the most recent position at CoBank as a member of the business development team specializing in renewable fuel and agricultural processing businesses.  Kistner then worked 4 years at BBI International focusing on project development and management of renewable fuel projects around the globe.  At BBI, Kistner had a strong influence in business economics, equity valuations and capital structures for early stage to operating renewable energy companies.  For the past 11 years Kistner primarily has worked with ethanol processing plants, biodiesel facilities and renewable diesel companies.

Kris Strum, age 54.  Ms. Strum served as the Company’s Chief Financial Officer from March 17, 2019 through May 29, 2019 and as our Director of Finance from October 3, 2014 through March 17, 2019.  Prior to October 3, 2014 she served as our Controller from December 12, 2005.  Before joining the Company, Ms. Strum was employed as a controller by Iowa Newspapers, Inc., in Ames, Iowa, from August 1989 to December 2005.  Iowa Newspapers, Inc. is a newspaper publishing company.

Code of Ethics

The Company adopted a Code of Ethics that applies to its directors, principal executive officer, principal financial officer, principal accounting officer or controller and other senior financial officers effective August 27, 2008.  The Code of Ethics was filed as an exhibit to our annual report on Form 10-K for our fiscal year ended September 30, 2010.  We will disclose amendments to, or waivers of, certain provisions of our Code of Ethics relating to our principal executive officer, principal financial officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver.

Director Nominations

During Fiscal Year 2019, we made no material changes to the procedures by which members may recommend nominees to our Board as described in our most recent proxy statement.

Audit Committee

We have a separately-designated standing Audit Committee which operates under a written charter which is available on our website at www.lincolnwayenergy.com in the “Investors” section.  The current members of the Audit Committee are James Dickson (Chair), Brian Conrad, Tim Fevold and Rick Vaughan each of who served on the committee for all of Fiscal Year 2019.  Our directors have determined that each of the directors serving on the Audit Committee during Fiscal Year 2019 met the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that they are free of any relationship that would interfere with his individual exercise of independent judgment.  During Fiscal Year 2019, the directors determined that James Dickson met the definition of an “audit committee financial expert” as that term is defined in applicable SEC regulations.

Item 11	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide our members with an understanding of our compensation philosophy, core principles and decision making process.  It discusses the determinations of the Compensation Committee of how and why, in addition to what, compensation actions were taken for the following executive officers (collectively, the “Named Executive Officers”) during Fiscal Year 2019:

Michael Hollenberg	Former President and Chief Executive Officer

Jeff Kistner	Interim Chief Executive Officer

Eric Hakmiller	Former President and Chief Executive Officer

Kris Strum	Former Chief Financial Officer

The compensation programs and discussions set forth below do not apply to Mr. Kistner, our Interim Chief Financial Officer, as Mr. Kistner is an independent contractor and compensation for his services is paid to Flag Leaf Financial Management Inc. pursuant to the terms of a Professional Services Agreement between the Company and Flag Leaf Financial Management Inc.  See the section below entitled “Executive Compensation - Agreements with Our Executive Officers - CFO Services Agreement” for information relating to the compensation paid by us pursuant to the terms of this agreement.  As a result, for purposes of this Compensation Discussion and Analysis, the references to our Named Executive Officers do not include Mr. Kistner.

Details of the compensation provided to our Named Executive Officers (including Mr. Kistner) for Fiscal Year 2019 are set forth in the “Summary Compensation Table” and narrative discussions that follow this Compensation Discussion and Analysis.

Compensation Objectives and Policies

The compensation programs for our Named Executive Officers are administered by our Human Resources and Compensation Committee (the “Compensation Committee”) and reviewed on an annual basis.  The Compensation Committee also reviews and discusses the Company’s compensation programs with our directors from time to time.  The objective of our programs is to provide a fair and competitive compensation package that will enable us to attract and retain talented executives who are expected to be instrumental in achieving Company goals for growth and profitability and in positioning the Company to effectively compete in the rapidly evolving renewable fuels industry.  The Compensation Committee believes that the compensation programs we offer must be competitive with financial arrangements provided to executive officers of other renewable fuels companies operating not only in Iowa, but throughout the Midwestern United States.  The compensation programs adopted by our Compensation Committee for Fiscal Year 2019 were designed to promote and reward both individual performance of the Named Executive Officers and their collective performance as members of the management team.

Compensation related to individual performance is reflected primarily through the base salary established for each Named Executive Officer.  Collective performance by the Named Executive Officers as a management team is rewarded primarily through the incentive arrangements focusing principally on Company profitability as the determinative factor for awarding additional compensation to the Named Executive Officers.  In establishing the compensation programs, the Compensation Committee was guided by the policy that each Named Executive Officer should be assured of receiving a fair base salary that is reflective of the individual’s performance, experience and responsibilities within the organization, while at the same time providing an opportunity to receive additional compensation that is contingent upon the Named Executive Officer’s ability to function as an effective member of the management team in achieving Company profitability.

In February 2017, the overall compensation programs for our Named Executive Officers were submitted to our members for approval on a non-binding basis at the 2017 Annual Meeting of Members.  Our members approved the overall compensation programs by approximately 88% of the units voting on the issue.  The Compensation Committee has considered the results of the member vote in evaluating the compensation programs and believes that the substantial approval voiced by our members is an endorsement that the structure of the programs is functioning effectively to align the interests of our executive officers with member interests.

Components of Compensation Programs

The compensation programs for our Named Executive Officers during Fiscal Year 2019 consisted of the components described below.

Base Salary

Each Named Executive Officer received a base salary as reflected in the “Summary Compensation Table” below.  The purpose of the base salary was to provide a secure source of cash compensation for the Name Executive Officer.  Base salary was paid in equal bi-weekly installments and was not contingent upon Company performance.  Adjustments to base salary consider the individual’s overall performance, contribution to the business and internal and external comparisons.  We believe the base salaries of our Named Executive Officers should provide competitive, fixed compensation to attract and retain exceptional executive talent.

Incentive Compensation

Each Named Executive Officer participated in an annual incentive compensation plan that provided an opportunity to earn additional compensation based on Company performance.   The annual incentive compensation plans are discussed further below under the sections entitled “Description of the Fiscal Year 2019 Annual Incentive Plan” and “CEO Incentive Plan.” We believe that an annual incentive compensation plan encourages and rewards our Named Executive Officers for achievement of annual financial, operational and strategic performance goals.  The potential amount received by a Named Executive Officer varies to the degree we achieve our annual financial performance goals and the extent to which the respective executive officer contributes to the achievement.

In addition, during his tenure at the Company, Mr. Hakmiller participated in an individual long-term incentive plan, the Equivalent Unit Plan, which was set forth in his employment agreement and was based on the increased value in the Company’s units.  The Equivalent Unit Plan is discussed further below in the section entitled “Analysis of Fiscal Year 2019 Compensation Decisions for Former CEO.”  We believe that during Mr. Hakmiller’s tenure as our CEO, his participation in this long-term incentive plan encouraged him to focus on the long-term performance of the Company, linked his incentives to our members’ interest in increasing our unit value and promoted long-term retention.

401(k) Plan Contributions

Each Named Executive Office had the right to participate in the 401(k) Profit Sharing Plan sponsored by the Company (the “401(k) Plan”) and was entitled to receive employer contributions to their respective accounts.  The purpose of the 401(k) Plan is to provide a vehicle for employees to accumulate retirement savings, funded in part through employer contributions.  The 401(k) Plan is a defined contribution plan in which all employees of the Company are entitled to participate after meeting certain eligibility requirements.  Eligible participating employees, including our Named Executive Officers, are entitled to make contributions to the 401(k) Plan from their own salaries as well as to receive employer contributions.

During Fiscal Year 2019, all employees participating in the 401(k) Plan, including our Named Executive Officers, were eligible to receive a matching employer contribution equal to 50% of the first 6% contributed by an employee from his or her base salary for the fiscal year.  No additional discretionary employer contributions to the 401(k) Plan was made during Fiscal Year 2019.

Insurance and Disability Benefits

We provide our Named Executive Officers with basic life, health, dental and disability coverage benefits.  These benefits are the same as those provided to other employees within the organization.

Perquisites

The Company generally does not provide additional or special executive-only benefits that are not part of our standard compensation practices or used to address special circumstances such as relocations.

Description of Fiscal Year 2019 Annual Incentive Plans

Company Incentive Plan

In October 2016, the Compensation Committee approved a variable compensation program (the “Company Incentive Plan”) which covered the fiscal years ended September 30, 2017 and September 30, 2018 and was extended to also cover Fiscal Year 2019.  The Company Incentive Plan covered all eligible employees of the Company and was designed to motivate employees to work together to produce the best possible financial results and to establish the Company as a leading ethanol production facility.  The Company Incentive Plan provides employees the opportunity to earn additional compensation based on Company profitability represented by the Company’s net income as set forth in  the Company’s audited financial statements for the applicable fiscal year as may be adjusted to give credit for member distributions paid by the Company during the respective fiscal year. The structure of the Company Incentive Plan and the selection of net income as the key financial metric reflected the view of the Compensation Committee that additional compensation should be paid to the employees, including our Named Executive Officers, only in the event we earned a profit for the year and, in addition, that the amount of additional compensation paid, if any, should be tied directly to the amount of profits earned.  Our directors designed the Company Incentive Plan to encourage an individual’s contribution to, and reward an individual for, Company-wide performance and in certain instances, the attainment of specific operational and financial goals that are controlled by, or can be directly impacted, by the individual.

The Company Incentive Plan establishes different bonus pool plans with different funding mechanisms and payout percentages.  Allocation percentages among the various bonus pools and the individual employees within each pool are based on the relative levels of responsibility within the organization and the current base salaries of the individuals in each pool.  The Company Incentive Plan establishes separate bonus pools for staff, senior management and for Mr. Hakmiller while he served as our Chief Executive Officer during the respective fiscal years (the “CEO”).   For purposes of the terms of the Company Incentive Plan, the references to CEO refer to Mr. Hakmiller and not Mr. Hollenberg as during Fiscal Year 2019, Mr. Hollenberg was covered under the terms of a separate incentive plan set forth in his employment agreement.  See “Description of Fiscal Year 2019 Annual Incentive Plans – CEO Incentive Plan” for additional details on the annual incentive plan applicable to Mr. Hollenberg.

The staff bonus pool provided for an annual incentive bonus pool equal to 5.4% of Company net income as set forth in the Company’s audited financial statements for the respective fiscal year.  The Company Incentive Program provided for maximum payout amounts based on a percentage of base salary for each employee tier within the staff bonus pool ranging from 8% of base pay and 18% of base salary.  The actual payout amount allocated to each individual within the staff bonus pool was determined by calculating the employee’s pro rata portion of the maximum payout amount multiplied by the available bonus pool.  Although the Company Incentive Program provided for a maximum payout amount, the Committee retained the discretion to approve payouts in excess of the specified maximum if they believed that such decision was consistent with the Company philosophy of providing employees with the maximum incentive to achieve superior Company performance and align their interest with the interest of our members.  In Fiscal Year 2019, since we reported a net loss as set forth in our audited financial statements for Fiscal Year 2019 set forth in our Form 10-K filed with the SEC on December 30, 2019 (the “Annual Report”), no amounts were allocated to the staff bonus pool and no employees within the staff bonus pool received any bonus awards.

The senior management and CEO bonus pools provide payout amounts based on the Company’s net income for the applicable fiscal year as set forth in the Company’s audited financial statements for the respective fiscal year less $4 million (the “Adjusted Net Income”).  If the Adjusted Net Income was positive, each senior management participant would receive a payout equal to 0.5% of the Adjusted Net Income amount and the CEO would receive a payout equal to 1% of the Adjusted Net Income amount.   There was no maximum payout amount under the Company Incentive Plan for participants in the senior management pool or CEO bonus pool.   The higher levels of allocation established for the senior management and CEO bonus pools reflected the judgment of the Compensation Committee that these individuals had the potential for the most significant impact on Company operations and profitability.  In Fiscal Year 2019, since we reported a net loss as set forth in our Annual Report, no amounts were allocated to the senior management or CEO bonus pools and no member of senior management or our CEO received any bonus awards.

CEO Incentive Plan

Pursuant to the terms of his employment agreement, Mr. Hollenberg was eligible for the following bonuses for Fiscal Year 2019 and the fiscal year ending September 30, 2020 (the “Fiscal Year 2020”) (collectively, the “CEO Incentive Plan”):

•
Fiscal Year 2019 Bonus (the “2019 Bonus”).   The 2019 Bonus shall be the amount that is one percent (1%) of the 2019 Adjusted Net Income (as defined below) from the first date of employment until September 30, 2019. The term “2019 Adjusted Net Income” means the net profit or net loss, as the case may be, of the Company from the first day of employment until the end of the 2019 Fiscal Year less a prorated $4,000,000 for the number of days employed during the 2019 Fiscal Year.

•
2020 Fiscal Year Bonus (the “2020 Bonus”).   The 2020 Bonus shall be the amount that is one percent (1%) of the 2020 Adjusted Net Income (as defined below). The term “2020 Adjusted Net Income” means the net profit or net loss, as the case may be, of the Company for the 2020 Fiscal Year less $4,000,000.

•
EBIDTA Bonus. During Fiscal Year 2019 and the Fiscal Year 2020, for each fiscal quarter that the Company’s  EBITDA is in the top twenty-five percent (25%) of the Christianson Benchmarking Survey for the Company’s peer group, Mr. Hollenberg will be entitled to receive a $20,000 bonus payable within thirty (30) days after receipt of the survey from Christianson by the Company (the “EBIDTA Bonus”).

Pursuant to the terms of the CEO Incentive Plan, all determinations and calculations of the 2019 Bonus and 2020 Bonus must be based upon the audited financial statements of the Company for Fiscal Year 2019 and Fiscal Year 2020.  The CEO Incentive Plan also required that Mr. Hollenberg be employed by the Company on the last day of the respective fiscal year in order to be eligible to receive the 2019 Bonus or the 2020 Bonus. In Fiscal Year 2019, since we reported a net loss as set forth in our Annual Report, Mr. Hollenberg did not receive any 2019 Bonus.

Similar to the Company Incentive Plan, our Compensation Committee believed that the structure of the CEO Incentive Plan encourage and reward Mr. Hollenberg for his individual contribution to Company-wide performance.

Analysis of Fiscal Year 2019 Compensation Decisions for CEO Hollenberg

Base Salary

In connection with the negotiation of Mr. Hollenberg employment agreement which was effective March 4, 2019 (the “CEO Employment Agreement”), the Compensation Committee reviewed information regarding base salaries of principal executive officers of other renewable fuel firms operating primarily in the Midwest as a means of assessing the market value for such executives in the industry.  However, in light of the significant economic hardship faced by the ethanol industry, there was no attempt to position Mr. Hollenberg’s base salary at any given point within the range of salaries reviewed given that many of the salaries reviewed were established during times of greater economic prosperity within the ethanol industry. The CEO Employment Agreement provided for an annual base salary of $200,000.

Incentive Compensation

During Fiscal Year 2019, Mr. Hollenberg participated in the CEO Incentive Plan.  In accordance with the terms of the CEO Incentive Plan applicable to the 2019 Bonus, Mr. Hollenberg did not receive any 2019 Bonus based on the fact that the Company recorded a net loss in Fiscal Year 2019 as set forth in our Annual Report.  Also, in accordance with the terms of the CEO Incentive Plan applicable to the EBIDTA Bonus, Mr. Hollenberg did not receive any EBIDTA Bonus during Fiscal Year 2019 as the Company failed to meet the objective requirements necessary for Mr. Hollenberg to earn any EBIDTA Bonus.

Fiscal Year 2020 Update

Effective January 15, 2020 the Company entered into a Management Services Agreement (the “Management Agreement”) with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility located in Nevada, Iowa.  Pursuant to the terms of the Management Agreement, Husker Ag will provide the Company with individuals to serve as General Manager, Environmental and Safety Manager and Commodity Risk Manager and to perform the respective management services for each such position.

In connection with the execution of the Management Agreement, effective January 17, 2020, Mr. Hollenberg ceased serving as the Company’s President and Chief Executive Officer.  Pursuant to the CEO Employment Agreement, Mr. Hollenberg was entitled to severance under certain circumstances in connection with a “change of control.”  The CEO Employment Agreement defined a “change of control” to include any transfer to, or hiring of, an outside third party to provide operational and/or management control, via contract or similar arrangement.  The execution of the Management Agreement constituted such a change of control and therefore, since Mr. Hollenberg was not retained in connection with the change of control, he was therefore entitled to and did resign from the Company effective January 17, 2020.

Pursuant to the terms of the CEO Employment Agreement, the Company was therefore obligated to make a severance payment to Mr. Hollenberg in an amount equal to six months of his base salary as of the date of his resignation. See the section below entitled “Executive Compensation – Agreements with Our Executive Officers – Hollenberg Separation Agreement” for more information on the payments made to Mr. Hollenberg in connection with his resignation from the Company.  Mr. Hollenberg will remain an employee of the Company until February 16, 2020 in satisfaction of the thirty (30) day notice of termination required pursuant to the terms of the CEO Employment Agreement During such thirty-day period, Mr. Hollenberg will continue to receive his base compensation, 401(k) plan contributions and health benefits.

Analysis of Fiscal Year 2019 Compensation Decisions for Former CEO

Base Salary

Mr. Hakmiller’s employment agreement provided for a minimum base salary of $232,000 which was his base salary through the fiscal year ended September 30, 2014.  During Fiscal Year 2019 until his termination of employment effective March 4, 2019, Mr. Hakmiller’s base salary was $258,000.  For Fiscal Year 2019, Mr. Hakmiller received a 3% cost of living increase over his 2018 base salary.

Incentive Compensation

The following incentive compensation arrangements developed for Mr. Hakmiller focus both on (a) short-term performance which awards additional compensation based on annual Company profitability, and (b) long-term performance which awards additional compensation linked to an increase in the value of our units over a longer period of time.

•
Company Incentive Plan.  During Fiscal Year 2019, Mr. Hakmiller participated in the Company Incentive Plan together with senior management and other eligible employees to promote the objective of having employees, including the CEO, work together to produce the best possible financial results for the Company.  As a result of Mr. Hakmiller’s termination prior to the end of Fiscal Year 2019, Mr. Hakmiller did not receive any bonus under the Company Incentive Plan.  Even had Mr. Hakmiller remained employed at the end of Fiscal Year 2019, no payment would have been made to Mr. Hakmiller pursuant to the Company Incentive Plan since we reported a net loss as set forth in our Annual Report.

•
Equivalent Unit Plan. As a form of long-term incentive compensation, on April 9, 2013, the Compensation Committee granted Mr. Hakmiller an award of 100 equivalent units (“Equivalent Units”) intended to approximate the value of a unit of the Company and provide him the opportunity to earn additional compensation tied directly to the increase in value of the Company’s units during his employment with the Company or, if earlier, a sale of the company (the “Equivalent Unit Plan”).  The Equivalent Unit Plan was included as an attachment to Mr. Hakmiller’s employment agreement.  The Compensation Committee believed the grant of Equivalent Units would more closely align Mr. Hakmiller’s interests with the interests of our members by providing him with an economic stake in the Company that was substantially similar to a member holding our units.

The Equivalent Units granted to Mr. Hakmiller were not actual units of the Company and the Equivalent Units did not entitle him to any rights as a member, including the right to vote at member meetings.  However, the Equivalent Unit Plan granted dividend equivalent rights which provided that if the Company declared a distribution to the members, the Company must pay Mr. Hakmiller an amount equal to the per unit distribution declared for each Equivalent Unit.  The award granted to Mr. Hakmiller vested on April 9, 2016 (three years from the date of employment). The purpose of the vesting requirement was to establish an “employment retention” feature whereby Mr. Hakmiller would be incentivized to continue his employment for at least three years.

The Equivalent Unit Plan provided that after vesting, Mr. Hakmiller had the right to receive a lump sum cash payment upon certain triggering events provided the value of his Equivalent Units had increased over an opening value of $500 per Equivalent Unit (the “opening value”).  The opening value of $500 per Equivalent Unit was determined by our directors based on their estimation of the fair market value of the Company’s units at the time Mr. Hakmiller began employment in April 2013.  Under the terms of the Equivalent Unit Plan, a payout would be triggered upon Mr. Hakmiller’s separation from service (other than for “cause”) as an employee or, if earlier, upon a sale of the Company to an unaffiliated party.  Upon the occurrence of a triggering event, the then current value of the Equivalent Units would be determined (the “ending value”) and the difference between the ending value and the opening value, if a positive number, would be paid to Mr. Hakmiller. The method of calculating the ending value varied depending on the triggering event as described below.

•
Separation of Service.  If the triggering event was Mr. Hakmiller’s separation from service, the ending value of the Equivalent Units would be the average purchase price paid by buyers of our units through the unit matching service in transactions that closed during the six-month period preceding the month in which his employment terminated, provided that at least two such sales of units occurred during such period.  In the event there were not two sales during such period, the ending value of the Equivalent Units would then be set at an amount equal to 70% of the book value per unit determined as the end of the calendar quarter immediately preceding the date of his termination of service.

•
Sale of the Company.  If the triggering event was a sale of the Company, the ending value of the Equivalent Units would be equal to the value of our units as determined by our directors in reference to the sale price of the Company.

In the event that the Company terminated Mr. Hakmiller for “cause” as defined in his employment agreement or for breach of any fiduciary duty owed to, or restrictive covenant with, the Company, Mr. Hakmiller would automatically forfeit all vested Equivalent Units.

The Company terminated Mr. Hakmiller as President and Chief Executive Officer effective March 4, 201 which termination was not for “cause.”  In connection with his termination, the Company paid Mr. Hakmiller $5,245 in accordance with the terms of the Equivalent Unit Plan.   See the  “Summary Compensation Table” below and the section entitled “Executive Compensation – Agreements with Our Executive Officers – Former CEO Separation Agreement” for further information relating to payments made to Mr. Hakmiller in connection with his termination of employment.

Analysis of Compensation Decisions for Former Principal Financial Officer

Base Salary

During her tenure at the Company, adjustments to the base salary for Ms. Strum were determined by our Chief Executive Officer.  At the beginning of Fiscal Year 2019, Ms. Strum’s base salary was increased to $122,000 which represented a 3% cost of living increase over her 2018 base salary. Effective March 17, 2019, Mr. Hollenberg promoted Ms. Strum to Chief Financial Officer and in connection with such promotion, increased Ms. Strum’s base salary to $140,000, which represented a 15% increase, in order to address her enhanced responsibilities within the Company as Chief Financial Officer and to conform to the competitive market for executives with similar responsibilities.

Company Incentive Plan

As stated above, during Fiscal Year 2019, Ms. Strum fell within the senior management pool under the Company Incentive Plan.  As a result of the termination of Ms. Strum’s employment effective May 29, 2019, Ms. Strum did not receive any bonus under this plan.  Even had Ms. Strum remained employed at the end of Fiscal Year 2019, no payment would have been made to Ms. Strum pursuant to the Company Incentive Plan since we reported a net loss as set forth in our Annual Report.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the compensation discussion and analysis set forth in this Form 10-K/A with management, and, based on that review and discussion, recommended to the directors that the compensation discussion and analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Kurt Olson
William Couser
Rick Vaughan
James Dickson

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to, or earned by, our Named Executive Officers in Fiscal Year 2019 and the two preceding fiscal years.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Non-Equity Incentive Plan Compensation[1] ($)	All Other Compensation ($)		Total ($)
Michael Hollenberg, Former President and Chief Executive Officer[2]	2019	$107,692	$0	$6,461.56	[3]	$114,154
	2018	--	--	--		--
	2017	--	--	--		--
Jeff Kistner, Interim Chief Financial Officer[4]	2019	$45,544	--	$0		$45,544
	2018	--	--	--		--
	2017	--	--	--		--
Eric Hakmiller, Former President and Chief Executive Officer[5]	2019	$141,619	$0	$57,387	[6]	$199,006
	2018	$250,265	$0	$15,196		$265,461
	2017	$244,206	$5,038	$12,318		$261,562
Kristine Strum, Former Chief Financial Officer[7]	2019	$91,622	$0	$15,890	[8]	$107,512
	2018	$121,277	$0	$6,560		$127,837
	2017	$103,132	$2,519	$5,215		$110,866

[1]
Represents payout amounts to our Named Executive Officers pursuant to the Company Incentive Plan and, with respect to Mr. Hollenberg for Fiscal Year 2019, under the separate CEO Incentive Plan. See the section entitled “Compensation Discuss and Analysis” for additional details on the Company Incentive Plan and the CEO Incentive Plan.

[2]
Mr. Hollenberg was appointed as our President and Chief Executive Officer effective March 4, 2019 and therefore, the amounts set forth in this “Summary Compensation Table” reflect less than full year amounts.

[3]	The amount reflected represents a pro-rated portion of the $1,000 per month car allowance payable to Mr. Hollenberg pursuant to the terms of the CEO Employment Agreement.
[4]
Amounts reflected represent payments made to Flag Leaf Financial Management Inc. for Mr. Kistner’s services pursuant to the terms of the Professional Services Agreement between the Company and Flag Leaf Financial Management Inc.  See section below entitled “Agreements with Our Executive Officers – CFO Services Agreement” for additional details on the terms of the Professional Services Agreement.

[5]
Mr. Hakmiller ceased serving as our President and Chief Executive Officer effective March 4, 2019 and therefore, the amounts set forth in this “Summary Compensation Table” for Mr. Hakmiller reflect less than full year amounts.

[6]
Amount reflected includes: (i) contributions made by the Company to the 401(k) Plan for the account of Mr. Hakmiller during Fiscal Year 2019 in an amount equal to $5,796, (ii) a cash payment for the unused paid time off overage accrued during Fiscal Year 2018 in the amount of $4,962  and (iii) the following payments made to Mr. Hakmiller in accordance with the CEO Separation Agreement:  (A) a severance payment in the amount of $25,000, (B) a cash payment for unused paid time off accrued during Fiscal Year 2019 in amount equal to $16,384 and (C) a cash payment of $5,245 which was calculated and paid in accordance with his Equivalent Unit Plan.

[7]
Ms. Strum ceased serving as our Chief Financial Officer effective May 29, 2019 and therefore, the amounts set forth in this “Summary Compensation Table” for Ms. Strum reflect less than full year amounts.

[8]
Amount reflected includes: (i) contributions made by the Company to the 401(k) Plan for the account of Ms. Strum during Fiscal Year 2019 in an amount equal to $3,131 and (ii) a cash payment for unused paid time off accrued during Fiscal Year 2019 in amount equal to $12,759.

Grants of Plan-Based Awards Tables for Fiscal Year 2019

The following table sets forth information concerning the additional compensation potentially available to our Named Executive Officers during Fiscal Year 2019 under the Company Incentive Plan and the CEO Incentive Plan.

Estimated Potential Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Threshold[1]	Target[2,3]	Maximum[4,5]
Michael Hollenberg	$0	$80,000	$80,000
Eric Hakmiller	$0	$0	$--
Kristine Strum	$0	$0	$--

[1]
Neither the terms of the CEO Incentive Plan nor the Company Incentive Plan in effect for Fiscal Year 2019 designated a minimum amount of additional compensation that would be paid based on achieving a minimum or “threshold” level of company profitability or applicable performance metrics.

[2]
Neither the terms of the CEO Incentive Plan applicable to the 2019 Bonus nor the Company Incentive Plan in effect for Fiscal Year 2019 designated a specific amount of additional compensation that would be paid based on achieving a designated or “targeted” level of Company profitability and therefore, the target amounts set forth above reflect the actual amounts paid to each Named Executive Officer under the CEO Incentive Plan with respect to the 2019 Bonus and the Company Incentive Plan during Fiscal Year 2019 which amounts are also set forth in the “Summary Compensation Table” above. In accordance with the terms of both the CEO Incentive Plan and the Company Incentive Plan, none of our Named Executive Officers received any bonus payments based on the fact that the Company recorded a net loss in Fiscal Year 2019 as set forth in our Annual Report

[3]
The terms of the CEO Incentive Plan applicable to the EBIDTA Bonus contemplated a target EBITDA Bonus in an aggregate amount of $80,000 payable $20,000 each fiscal quarter in which the Company’s EBIDTA fell within the top 25% of the Christianson Benchmarking Survey for the Company’s peer group. In accordance with the terms of the CEO Incentive Plan applicable to the EBITDA Bonus, since the Company did not meet the applicable performance metrics, Mr. Hollenberg did not receive any EBITDA Bonus during Fiscal Year 2019.

[4]
The terms of the CEO Incentive Plan applicable to the 2019 Bonus did not set any maximum payment amount for Mr. Hollenberg nor did the terms of the Company Incentive Plan in effect for Fiscal Year 2019 set forth any maximum payout amount for participants in the senior management and CEO bonus pools.

[5]
The terms of the CEO Incentive Plan applicable to the EBIDTA Bonus contemplated a maximum EBITDA Bonus in the amount of $80,000 payable $20,000 each fiscal quarter in which the Company satisfied the applicable performance metrics.

Agreements with Our Executive Officers

CEO Employment Agreement – Michael Hollenberg

In connection with the appointment of Michael Hollenberg as the Company’s President and Chief Executive Officer, the Company entered into an employment agreement with Mr. Hollenberg March 4, 2019 as amended December 13, 2019 (the “CEO Employment Agreement”).  Under the terms of the CEO Employment Agreement, Mr. Hollenberg was entitled to an annual base salary of $200,000 and a $1,000 monthly vehicle allowance.  Mr Hollenberg also had the right to participate in the other fringe benefits available to employees of the Company such as medical, dental, disability or life insurance programs, 401(k) plans or other retirement programs or plans.

The CEO Employment Agreement commenced March 4, 2019 and remained in effect until terminated in accordance with its terms.  The CEO Employment Agreement provided that it would terminate automatically upon the death or “total disability” (as defined in the CEO Employment Agreement) of Mr. Hollenberg. The CEO Employment Agreement also provided that it could be terminated by the Company for “cause” (as defined in the CEO Employment Agreement), or by Mr. Hollenberg in the event of any uncured breach of the Employment Agreement by the Company.  Both the Company and Mr. Hollenberg also had the right to elect to terminate the CEO Employment Agreement at any time, for any reason or for no reason, effective thirty (30) days after giving written notice to the other party.

Pursuant to the terms of the CEO Employment Agreement, under certain circumstances, Mr. Hollenberg was entitled to severance payments in the event of a Change of Control. For purposes of the CEO Employment Agreement, the term “Change of Control” was defined as any sale or transfer by the Company of all, or substantially all, of its assets; or any transfer to, or hiring of, an outside third party to provide operational and/or management control via contract or similar arrangement.  Upon the consummation of a Change of Control pursuant to which (i) the third party did not assume the CEO Employment Agreement or the third party offered employment to Mr. Hollenberg at a 20% reduction in his compensation or eliminated and/or diminished his essential duties as CEO and (ii) Mr. Hollenberg resigned in connection with the Change of Control, the CEO Employment Agreement obligated the Company to pay Mr. Hollenberg severance in an amount equal to six months of his then current base salary (the “CEO Severance Pay”).  If upon the consummation of a Change of Control, the third party assumed the CEO Employment Agreement but Mr. Hollenberg’s employment with such third party did not extend for six months following the consummation of the Change of Control (i.e. a four month transition period), the Company was required to pay Mr. Hollenberg a prorated portion of the CEO Severance Pay.  If Mr. Hollenberg’s employment with the third party continued for a period of six months following the consummation of the Change of Control, Mr. Hollenberg had no right to any CEO Severance Pay.

In connection with the execution of the Management Agreement with Husker Ag, LLC, Mr. Hollenberg resigned as our President and Chief Executive Officer effective January 17, 2020 and the CEO Employment Agreement terminated accordingly. In connection with his resignation, we entered into a Separation Agreement with Mr. Hollenberg.  In accordance with the resignation of Mr. Hollenberg as the Company’s President and Chief Executive Officer, the CEO Employment Agreement terminated.  See section above entitled “Analysis of Fiscal Year 2019 Compensation Decisions for CEO Hollenberg – Fiscal Year 2020 Update” and the section below entitled “Executive Compensation – Agreements with Our Executive Officers – Hollenberg Separation Agreement” for additional information regarding the resignation of Mr. Hollenberg and the payments made to Mr. Hollenberg in connection with his resignation.

Hollenberg Separation Agreement

In connection with the resignation of Michael Hollenberg as the Company’s President and Chief Executive Officer, on January 17, 2020, Mr. Hollenberg and the Company entered into a Separation Agreement (the “Hollenberg Separation Agreement”) which became effective January 25, 2020. Mr. Hollenberg will remain an employee of the Company until February 16, 2020 in satisfaction of the thirty (30) day notice of termination required pursuant to the terms of the CEO Employment Agreement.  During such thirty-day period, Mr. Hollenberg will continue to receive his base compensation, 401(k) plan contributions and health benefits.

Under the Hollenberg Separation Agreement, Mr. Hollenberg will receive (i) a severance payment in the amount of $100,000 less standard tax and other applicable withholdings (the “Severance Payment”) and (ii) a payment of $6,803 for accrued but unused paid time off (the “PTO Payment”).  In addition, if qualified, for a period of six months or until Mr. Hollenberg begins equivalent employment, whichever is shorter, the Company shall provide health insurance to Mr. Hollenberg under the Company’s plan pursuant to and subject to Mr. Hollenberg’s right to COBRA continuation coverage if Mr. Hollenberg timely elects such coverage.  The Company also agreed to pay reasonable expenses for Mr. Hollenberg’s travel, lodging and entrance fee for the 2020 National Ethanol Conference in February 2020 to be held in Houston, Texas.

Pursuant to the terms of the Hollenberg Separation Agreement, Mr. Hollenberg agreed to remain available through January 15, 2021 to consult with the Company, as reasonably requested, regarding certain matters in which Mr. Hollenberg was involved or about which he may have knowledge.  The Company will pay Mr. Hollenberg for such consulting services at an hourly rate of $200 per hour plus reimbursement of out-of-pocket costs and expenses.

The Hollenberg Separation Agreement contains a general release and waiver of claims pursuant to which Mr. Hollenberg agrees to release the Company and certain other parties from any and all claims, charges, causes of action and damages arising on or prior to his execution of the Hollenberg Separation Agreement. In consideration for the general release, the Company released Mr. Hollenberg from certain non-competition restrictions set forth in his employment agreement; however, Mr. Hollenberg will continue to be bound by the non-solicitation, confidentiality and other post-termination provisions set forth in his employment agreement.

Former CEO Employment Agreement

On April 9, 2013, the Company entered into an Employment Agreement with Eric Hakmiller pursuant to which the Company retained Mr. Hakmiller as the President and Chief Executive Officer of the Company (the “Former CEO Employment Agreement”).  The Former CEO Employment Agreement provided for an annual salary of not less than $232,000 and that Mr. Hakmiller had the right to participate in the other fringe benefits available to employees of the Company (i.e. medical, dental disability or life insurance, 401(k) or other retirement plans or programs).  The CEO Employment Agreement also included the Equivalent Unit Plan described above in the section entitled “Compensation Discussion and Analysis – Analysis of Fiscal Year 2019 Compensation Decisions for Former CEO.”

The Former CEO Employment Agreement remained in effect until it was terminated in accordance with its terms.  The Former CEO Employment Agreement provided that it terminated automatically upon the death or disability of Mr. Hakmiller. The Former CEO Employment Agreement could also have been terminated by the Company for “cause”, as defined in the Former CEO Employment Agreement, or by Mr. Hakmiller in the event of any uncured breach of the Former CEO Employment Agreement by the Company.  In addition, both the Company and Mr. Hakmiller had the right to terminate the Former CEO Employment Agreement at any time for any reason which termination upon thirty (30) days’ prior written notice.

The Company exercised its right to terminate Mr. Hakmiller as President and Chief Executive Officer effective March 4, 2019.  See section below entitled “Former CEO Separation Agreement.”

Hakmiller Separation Agreement

In connection with the termination of Mr. Hakmiller as the Company’s President and Chief Executive Officer on March 4, 2019, the Company entered into a Separation Agreement (the “Hakmiller Separation Agreement”) effective March 28, 2019.   Pursuant to the Hakmiller Separation Agreement, Mr. Hakmiller received (i) a severance payment in the amount of $25,000 less standard tax and other applicable withholdings and (ii) a payment of $16,384 for accrued but unused paid time off.  The Company also made a payment to Mr. Hakmiller in the amount of $5,245 which was calculated in accordance with, and paid to, Mr. Hakmiller pursuant to the terms of the Equivalent Unit Award Plan.  See additional discussion of the Equivalent Unit Award Plan above in the section entitled “Analysis of Fiscal Year 2019 Compensation Decisions for Former CEO – Incentive Compensation.”

Mr. Hakmiller remained an employee of the Company until April 3, 2019 in satisfaction of the thirty (30) day notice of termination required pursuant to the terms of  the Former CEO Employment Agreement.  During such thirty-day period, Mr. Hakmiller continued to receive his base compensation, 401(k) plan contributions and health benefits. Pursuant to the terms of the Hakmiller Separation Agreement, Mr. Hakmiller also agreed to remain available through February 28, 2021 to consult with the Company, as reasonably requested, regarding certain matters in which Mr. Hakmiller was involved or about which he may have knowledge.  The Company will pay Mr. Hakmiller for such consulting services at an hourly rate of $200 per hour plus reimbursement of out-of-pocket costs and expenses.

The Hakmiller Separation Agreement contained a general release and waiver of claims pursuant to which Mr. Hakmiller released the Company and certain other parties from any and all claims, charges, causes of action and damages arising on or prior to his execution of the Hakmiller Separation Agreement. In consideration for the general release, the Company released Mr. Hakmiller from certain non-competition restrictions set forth in the Former CEO Employment Agreement; however, Mr. Hakmiller will continue to be bound the non-solicitation, confidentiality and other post-termination provisions set forth in the Former CEO Employment Agreement.

CFO Services Agreement

Effective July 31, 2019, we entered into a Professional Services Agreement (the “CFO Services Agreement”) with  Flag Leaf Financial Management Inc. (“Flag Leaf”) pursuant to which Flag Leaf provides CFO services in connection with our annual audit, SEC filings, reports to members, lender reporting and tax filings along strategic planning, forecasting and budgeting and day-to-day leadership and oversight of our financial department.  The CFO Services Agreement has an initial term which expires January 31, 2020 and automatically renews for two six month terms unless terminated by either the Company or Flag Leaf.  Either party may terminate the CFO Services Agreement for any reason, or for no reason, upon thirty (30) days prior written notice to the other party.

Pursuant to the terms of the CFO Services Agreement, we pay Flag Leaf as an independent contractor on a retainer basis based on the estimated amount of time to be devoted to the Company which was $10,000 per month for the initial four months of the term and then $8,500 per month for the next three months.  The monthly retainer for any services provided following the initial seven months shall be mutually agreed to by the parties.  In January 2020, the Company and Flag Leaf mutually agreed to a $15,000 month retainer through March 2020.  The Company will also reimburse Flag Leaf for expenses incurred while performing services under the CFO Services Agreement.

Change of Control or Severance Agreements

Other than the obligations with respect to (A) the CEO Severance Pay discussed above under the sections entitled “CEO Employment Agreement” and “Hollenberg Separation Agreement” and in the section below entitled “Potential Payments Upon Termination or Change of Control” and (B) the vesting of, and related payouts for, the Equivalent Units granted to Mr. Hakmiller under the Equivalent Unit Plan discussed above in the sections entitled “Compensation Discussion and Analysis – Analysis of Fiscal Year 2019 Compensation Discussions for Former CEO” and “Hakmiller Separation Agreement” and in the section below entitled “Potential Payments Upon Termination or Change of Control.”

Potential Payments upon Termination or Change-in-Control

During Fiscal Year 2019, the only compensation programs of the Company that provided for potential payments upon termination of employment or upon a change-in-control were set forth in the CEO Employment Agreement for Mr. Hollenberg and the Equivalent Unit Plan for Mr. Hakmiller.  Both Mr. Hollenberg and Mr. Hakmiller ceased serving as executive officers of the Company prior to the filing of this Form 10-K/A and therefore, the disclosures below are limited to the payments actually made to Mr. Hollenberg and Mr. Hakmiller upon the occurrence of the applicable triggering event.

Hollenberg Termination and Change-in-Control Payments

Pursuant to the terms of the CEO Employment Agreement, under certain circumstances, Mr. Hollenberg was entitled to severance payments in the event of a Change of Control. For purposes of the CEO Employment Agreement, the term “Change of Control” means any sale or transfer by the Company of all, or substantially all, of its assets; or any transfer to, or hiring of, an outside third party to provide operational and/or management control via contract or similar arrangement.   See section above entitled “CEO Employment Agreement” for additional disclosure on the terms of the CEO Employment Agreement.

Effective January 15, 2020 the Company entered into a Management Services Agreement (the “Management Agreement”) with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility located in Nevada, Iowa.  Pursuant to the terms of the Management Agreement, Husker Ag will provide the Company with individuals to serve as General Manager, Environmental and Safety Manager and Commodity Risk Manager and to perform the respective management services for each such position.

In connection with the execution of the Management Agreement, effective January 17, 2020, Michael Hollenberg ceased serving as the Company’s President and Chief Executive Officer.  Pursuant to the CEO Employment Agreement, Mr Hollenberg was entitled to severance under certain circumstances in connection with a “change of control.”  The CEO Employment Agreement defined a “change of control” to include any transfer to, or hiring of, an outside third party to provide operational and/or management control, via contract or similar arrangement.  The execution of the Management Agreement constituted such a change of control and therefore, since Mr. Hollenberg was not retained in connection with the change of control, he was therefore entitled to and did resign from the Company effective January 17, 2020.  Pursuant to the terms of the CEO Employment Agreement, the Company was therefore obligated to make a severance payment to Mr. Hollenberg in an amount equal to six months of his base salary as of the date of his resignation.

Mr. Hollenberg resigned as our President and Chief Executive Officer effective January 17, 2020.  In connection with his resignation, the Company and Mr. Hollenberg entered into the Hollenberg Separation Agreement pursuant to which Mr. Hollenberg received a severance payment in the amount of $100,000 less standard tax and other applicable withholdings and a payment of $6,803 for accrued but unused paid time off.  In addition, we agreed to provide continuing health insurance coverage and to pay reasonable expenses for Mr. Hollenberg’s travel, lodging and entrance fee for the 2020 National Ethanol Conference in February 2020.  See section above entitled “Hollenberg Separation Agreement” for additional details on the term of the Hollenberg Separation Agreement.

Mr. Hollenberg will remain an employee of the Company until February 16, 2020 in satisfaction of the thirty (30) day notice of termination required pursuant to the terms of the CEO Employment Agreement.  During such thirty-day period, Mr. Hollenberg will continue to receive his base compensation, 401(k) plan contributions and health benefits.

Hakmiller Termination Payments

During his tenure as our CEO and President, Mr. Hakmiller participated in an individual long-term incentive plan, the Equivalent Unit Plan, which was set forth in his employment agreement and was based on the increased value in the Company’s units.  The Equivalent Units granted to Mr. Hakmiller were not actual units of the Company and the Equivalent Units did not entitle him to any rights as a member, including the right to vote at member meetings.  However, the Equivalent Unit Plan granted dividend equivalent rights which provided that if the Company declared a distribution to the members, the Company must pay Mr. Hakmiller an amount equal to the per unit distribution declared for each Equivalent Unit.  The award granted to Mr. Hakmiller vested on April 9, 2016 (three years from the date of employment). The purpose of the vesting requirement was to establish an “employment retention” feature whereby Mr. Hakmiller would be incentivized to continue his employment for at least three years.

Upon the vesting of Mr. Hakmiller’s Equivalent Units (which occurred on April 9, 2016), the Equivalent Unit Plan, provided for a potential payout to Mr. Hakmiller (i) upon the termination of his employment with the Company other than for “cause” or (ii) upon the Sale of the Company (assuming he remains an employee at the time of such sale).  The Equivalent Unit Plan defined “Sale of the Company” as a (A) a sale of all or substantially all of the assets of the Company in any transaction or series of related transactions, other than to an entity that controls or is controlled by the Company or pursuant to the granting of, or the enforcement of, any mortgage, security interest, financing statement or other lien on any of the assets of the Company or any affiliate; (B) any merger, consolidation or reorganization to which the Company is a party, if immediately following such transaction the members of the Company immediately prior to the transaction hold less than 50% of the voting power of the Company's or its successor's equity interests; or (C) a sale of a majority of the voting power of the Company's equity interests by the members of the Company in any transaction or series of related transactions other than to an entity that controls or is controlled by the Company prior to such sale. In the event that the Company’s terminated Mr. Hakmiller for “cause” as defined in the Former CEO Employment Agreement or for breach of any fiduciary duty owed to, or restrictive covenant with, the Company, Mr. Hakmiller would automatically forfeit all vested or unvested Equivalent Units.

The Company terminated Mr. Hakmiller as President and Chief Executive Officer effective March 4, 2019 without case.  In connection with his termination, the Company paid Mr. Hakmiller $5,245 in accordance with the terms of the Equivalent Unit Plan. Pursuant to the Hakmiller Separation Agreement, Mr. Hakmiller also received (i) a severance payment in the amount of $25,000 less standard tax and other applicable withholdings and (ii) a payment of $16,384 for accrued but unused paid time off. See section above entitled “Hakmiller Separation Agreement” for further information relating to the terms of the Hakmiller Separation Agreement.  The Equivalent Unit Plan is described in detail above under the section entitled “Compensation Discussion and Analysis – Analysis of Fiscal Year 2019 Compensation Decisions for Former CEO”.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during Fiscal Year 2019, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a director or a member of a compensation committee of any entity that has one or more executive officers serving as one of our directors or as a member of the Compensation Committee.

Chief Executive Officer Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Michael Hollenberg, who was serving as our Chief Executive Officer at the end of Fiscal Year 2019 (our “CEO”).

The CEO pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.  For Fiscal Year 2019, the ratio of the annual total compensation of our CEO to the annual total compensation of the medial employee was as follows:

	Total Annual Compensation
Chief Executive Officer	$195,694	[1]
Median Employee	$62,442
CEO Pay Ratio	3:1
[1]
Reflects the annual total compensation of our CEO (Mr. Hollenberg) reported in the “Summary Compensation Table” in this Form 10-K/A set forth above annualized as if he had served as our CEO for all of Fiscal Year 2019 since he did not commence serving as our CEO until March 4, 2019.

To identify the median of the annual total compensation of all the Company’s employees, as well as to determine the annual total compensation of our median employee and our CEO, the Company took the following steps:

1.
The Company determined that, as of September 30, 2019, the last day of Fiscal Year 2019, our employee population consisted of thirty-four individuals with all of these individuals located in the United States. This population consisted of our full-time and part-time employees.  The Company selected September 30, 2019, which is the last day of our Fiscal Year 2019 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

2.
To identify the median employee from our employee population, the Company calculated the amount of the total cash compensation earned during Fiscal Year 2019 as reflected in our payroll records which was consistently applied to all of our employees, excluding our CEO, who were employed by us on September 30, 2019 (whether employed on a full-time or part-time basis). The Company believes the use of total cash compensation earned by our employees is a consistently applied compensation measure because the Company does not distribute equity awards to employees.  For purposes of calculating the total cash compensation earned, we included the following for each of our employees in the calculation: (i) actual base salary paid (in the case of hourly workers, base salary paid included overtime pay), (ii) cash bonuses earned for Fiscal Year 2019 and (iii) paid time off.  The Company did not perform any full-time equivalency adjustments for part-time or temporary employees or annualize for employees hired throughout the year with the exception of our CEO as noted in the footnote to the table above and in Item 4 below.

3.
The Company identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the median employee.

4.
As  noted above, with respect to the annual total compensation of our CEO, the Company used the amount reported for Fiscal Year 2019 in the “Total” column of the “Summary Compensation Table” included in this Form 10-K/A annualized as if he had served as our CEO for all of Fiscal Year 2019.

The pay ratio disclosed above was calculated in accordance with SEC rules based upon the Company’s reasonable judgment and assumptions using the methodology described above. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by the Company in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to the Company’s estimated pay ratio as disclosed above.

COMPENSATION OF DIRECTORS

Compensation paid to our directors is reviewed and determined on an annual basis by our directors.  We do not provide our directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  Similarly, we do not provide our directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise.  Our director compensation program provides that each director receives an annual retainer of $18,000 which constitutes a fee of $1,500 per month.  The Chairman is paid an additional $6,000 annual retainer and the Vice Chairman, Secretary and Treasurer are each paid an additional $1,200 annual retainer.  There was no change in the fees paid to the directors in Fiscal Year 2019 from the fees paid during the previous fiscal year.  The following table provides information concerning all compensation paid to each of our directors during the Fiscal Year 2019 for service as a director.

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non- Equity Incentives	Total

Jeff Taylor[1]	$24,000	$0	$0	$24,000
William Couser[2]	$19,200	$0	$0	$19,200
Timothy Fevold[3]	$19,200	$0	$0	$19,200
Brian Conrad[4]	$18,900	$0	$0	$18,900
Kurt Olson	$18,000	$0	$0	$18,000
Rick Vaughan	$18,000	$0	$0	$18,000
James Dickson	$18,000	$0	$0	$18,000
James Hill[5]	$15,000	$0	$0	$15,000
Doug Moore[6]	$13,500	$0	$0	$13,500
Terrill Wycoff[7]	$4,800	$0	$0	$4,800

[1]	Includes an additional fee of $6,000 for service as Chairman during Fiscal Year 2019.
[2]	Includes an additional fee of $1,200 for service as Vice Chairman during Fiscal Year 2019.
[3]	Includes an additional fee of $1,200 for service as Secretary during Fiscal Year 2019.
[4]	Includes an additional fee of $900 for service as Treasurer during a portion of Fiscal Year 2019. Mr. Conrad was appointed as Treasurer of the Company on January 4, 2019.
[5]	Mr. Hill resigned as a director effective July 27, 2019 and therefore, the director fees received during Fiscal Year 2019 by Mr. Hill reflect less than a full year amount.
[6]	Mr. Moore was appointed as a director effective January 4, 2019 and therefore, the director fees received during Fiscal Year 2019 by Mr. Moore reflect less than a full year amount.
[7]
Includes an additional fee of $300 for service as Treasure during a portion of Fiscal Year 2019. Mr. Wycoff resigned as a director and as Treasurer effective December 24, 2018 and therefore, the director fees received during Fiscal Year 2019 by Mr. Wycoff reflect less than a full year amount.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table provides certain information as of January 28, 2020 with respect to the unit ownership of: (i) each director of the Company, (ii) each Named Executive Officer of the Company (as defined in the section entitled “Compensation Discussion and Analysis” above), (iii) all current officers and directors of the Company as a group and (iv) certain former directors and executive offices who served as directors or executive officers during a portion of Fiscal Year 2019.  The Company is not aware of any person or group (as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was the beneficial owner of more than 5% of our outstanding units, and no person or group held more than 5% of our outstanding units pursuant to any voting trust or similar agreement.  The percentages in the table below are based on 42,049 units outstanding on January 28, 2020.  No family relationships exist among our directors and executive officers.

Name and Address[1] of Beneficial Owner	Amount and Nature Of Beneficial Ownership[2]	Percent of Class

Jeff Taylor, Director and Chairman	701[3]	1.66%
William Couser, Director and Vice Chairman	413[4]	0.98%
Brian Conrad, Director and Treasurer	605	1.44%
Timothy Fevold, Director and Secretary	126	0.30%
Rick Vaughan, Director	-0-	-
Kurt Olson, Director	250[5]	0.59%
James E. Dickson, Director	50[6]	0.12%
Doug Moore, Director	25	0.06%
Seth Harder, General Manager, President and Chief Executive Officer[7]	-0-	-
Jeff Kistner, Interim Chief Financial Officer[8]	-0-	-
All current directors and executive officers as a group (10 Persons)	2,170	5.15%
Terrill Wycoff, Former Director and Treasurer[9]	500	1.19
James Hill, Former Director[10]	310	0.74%
Eric Hakmiller, Former President and Chief Executive Office[11]	175[12]	0.42%
Kristine Strum, Former Chief Financial Officer[13]	-0-	-
Michael Hollenberg, Former President and Chief Executive Officer[14]	-0-	-

[1]	The address for all of our directors and executive officers is the address of the Company’s principal executive offices located at 59511 W. Lincoln Highway, Nevada, Iowa 50201.
[2]	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.
[3]	One hundred (100) of the units are held in a family limited partnership and fifty (50) of the units are held by minor children of Mr. Taylor.
[4]	All of the units are pledged as security by the listed individual
[5]
Fifty (50) of the units are held in a revocable family trust created by Mr. Olson’s parents for which Mr. Olson is one of the beneficiaries and was appointed one of two successor trustees.  Mr. Olson’s parents are the primary trustees.

[6]	Mr. Dickson’s units are held in the James E. Dickson Trust dated September 24, 2014 of which Mr. Dickson serves as trustee.
[7]	Mr. Harder was appointed as our General Manager, President and Chief Executive Officer effective January 17, 2020 in connection with the execution of the Management Agreement with Husker Ag, LLC.
[8]	Mr. Kistner was appointed as our Interim Chief Financial Officer effective July 31, 2019.
[9]	Mr. Wycoff resigned as a director and as Treasurer effective December 31, 2018.
[10]	Mr. Hill resigned as a director effective July 27, 2019.
[11]	Mr. Hakmiller ceased serving as our President and Chief Executive Officer effective March 4, 2019.
[12]	All of the units are owned by the spouse of Mr. Hakmiller and Mr. Hakmiller disclaims beneficial ownership of all such securities.
[13]	Ms. Strum ceased serving as our Chief Financial Officer effective May 29, 2019.
[14]	Mr. Hollenberg ceased serving as our President and Chief Executive Officer effective January 17, 2020.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In January 2018, our directors adopted a Related Party Policy which requires that the Nominating and Company Corporate Governance Committee review the material facts of any related party transaction and approve or ratify such transaction.  The Related Party Policy also formalized certain practices and procedures historically followed by our directors relating to the approval of any transaction, arrangement or series of similar transactions, arrangements or relations, including indebtedness or guarantees of indebtedness, with related parties.  Related persons include our directors or executive officers and their respective immediate family members and 5% beneficial owners of our units. Our Related Party Policy exempts any commodity market purchase or sale transactions from the definition of “related party transaction” if such purchase or sale is at the then current market prices and therefore, such transactions do not require review or prior approval.  The Company did not have any related party transactions during Fiscal Year 2019.

Director Independence

The Company has determined that each of our directors meet the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that each director is free of any relationship that would interfere with his individual exercise of independent judgment.

We have standing Audit, Nominating and Corporate Governance, Human Resources and Compensation, Finance and Risk Committees.

The current members of the Audit Committee are James Dickson (Chair), Brian Conrad, Tim Fevold and Rick Vaughan each of whom served on the committee during all of Fiscal Year 2019.

The current members of the Nominating and Corporate Governance Committee are Tim Fevold (Chair), Kurt Olson and Brian Conrad each of whom served on the committee during all of Fiscal Year 2019.

During Fiscal Year 2019, the members of the Human Resources and Compensation Committee were Kurt Olson (Chair), William Couser, Rick Vaughan, James Hill and James Dickson. Following the resignation of Mr. Hill effective July 27, 2019, the members of the Human Resources and Compensation Committee were Kurt Olson (Chair), William Couser, Rick Vaughan and James Dickson who each served on the committee for the remainder of Fiscal Year 2019 and remain the current members of the Human Resources and Compensation Committee.

During Fiscal Year 2019, the members of the Finance Committee were Brian Conrad (Chair), William Couser, Jim Hill and Douglas Moore.  Following the resignation of Jim Hill effective July 27, 2019, the members of the Finance Committee were Brian Conrad (Chair), William Couser and Douglas Moore who each served on the committee for the remainder of Fiscal Year 2019 and remain the current members of the Finance Committee.

During Fiscal Year 2019, the members of the Risk Committee were Jim Hill (Chair), William Couser, Kurt Olson, Rick Vaughan and Brian Conrad.  Following the resignation of Jim Hill effective July 27, 2019, the members of the Risk Committee for the remainder of Fiscal Year 2019 were William Couser, Kurt Olson, Rick Vaughan and Brian Conrad who each served on the committee for the remainder of Fiscal Year 2019 and remain the current members of the Risk Committee.

Our directors have determined that each of the directors serving on the each of the Audit, Nominating, Human Resources and Compensation, Finance and Risk Committees during Fiscal Year 2019 and currently serving on such committees met, and continue to meet, the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that they are free of any relationship that would interfere with his individual exercise of independent judgment.

Item 14	Principal Accounting Fees and Services

The following table presents fees for professional services rendered by RSM for the audit of our annual financial statements for the fiscal years ended September 30, 2019 and 2018 and fees billed for other services rendered by RSM during those periods:

	Year Ended September 30,
	2019	2018
Audit Fees	$85,470	$83,265
Audit Related Fees	$5,800	$5,800
Tax Fees	$29,925	$25,799
All Other Fees	$34,750	$-
TOTAL	$155,945	$114,864

Audit Fees.  The audit fees were billed for the audit by RSM of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by RSM in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  The audit related fees were incurred for SEC reporting matters and other audit related services.

Tax Fees.  The tax fees were billed for services rendered by RSM for tax compliance, tax advice and tax planning.  The nature of the services comprising the tax fees was for year-end tax preparation of the partnership return and associated K-1's.

All Other Fees.  The other fees were billed for services rendered by RSM in connection with services provided relating to research and development tax credits and refund opportunities for state and local sales and use taxes.

Our Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of RSM.

Pre-Approval of Audit and Non-Audit Services

As set forth in the charter of the Audit Committee, it is the policy of the Company that all audit and non-audit engagements of RSM are pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(3)
Exhibits:  The exhibits listed in the Exhibit Index of the Original Filing, which was filed with the SEC on December 30, 2019, and the exhibits listed in the Exhibit Index of this Amendment No. 1 are filed with, or incorporated by reference in this report.

EXHIBIT INDEX

The following documents are filed as part of this Amendment No. 1, and they supplement the exhibits filed and furnished with the Original Filing.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 28, 2020	/s/ Seth Harder
Seth Harder, General Manager, President and Chief Executive Officer (Principal Executive Officer)

January 28, 2020	/s/ Jeff Kistner
Jeff Kistner, Interim CFO (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

January 28, 2020	/s/ William Couser
William Couser, Director

January 28, 2020	/s/ Jeff Taylor
Jeff Taylor, Director

January 28, 2020	/s/ Timothy Fevold
Timothy Fevold, Director

January 28, 2020	/s/ Doug Moore
Doug Moore, Director

January 28, 2020	/s/ Kurt Olson
Kurt Olson, Director

January 28, 2020	/s/ Brian Conrad
Brian Conrad, Director
January 28, 2020	/s/ James Dickson
James Dickson, Director

January 28, 2020	/s/ Rick Vaughan
Rick Vaughan, Director

January 28, 2020	/s/ Seth Harder
Seth Harder, General Manager, President and Chief Executive Officer (Principal Executive Officer)

January 28, 2020	/s/ Jeff Kistner
Jeff Kistner, Interim CFO (Principal Financial Officer)