Form 10-Q
period 2019-12-31
Lincolnway Energy, LLC
filed 2020-02-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,049 membership units outstanding as of February 1, 2020.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2019	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$399,895	$260,858
Derivative financial instruments (Note 9 and 10)	366,198	188,694
Trade and other accounts receivable (Note 8)	3,396,312	3,259,768
Inventories (Note 3)	5,250,332	6,440,716
Prepaid expenses and other	328,756	308,184
Total current assets	9,741,493	10,458,220

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,548,308
Plant and process equipment	86,285,715	86,110,958
Office furniture and equipment	449,882	455,129
Construction in progress	6,796,507	6,806,549
	108,247,429	108,077,409
Accumulated depreciation	(66,895,601)	(65,685,719)
Total property and equipment	41,351,828	42,391,690

OTHER ASSETS
Right of use asset operating lease, net of accumulated amortization (Note 8)	6,262,785	—
Other	1,056,741	864,082
Total other assets	7,319,526	864,082

Total assets	$58,412,847	$53,713,992

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2019	September 30, 2019
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,317,076	$1,794,431
Accounts payable, related party (Note 7)	320,285	375,394
Accrued loss on firm purchase commitments	385,028	67,591
Accrued expenses	960,406	776,385
Current maturities of long-term debt (Note 5 & 6)	21,800,000	25,000,000
Revolving credit loan (Note 4)	—	300,000
Current portion of operating lease liability (Note 8)	1,838,790	—
Total current liabilities	28,621,585	28,313,801

NONCURRENT LIABILITIES
Operating lease liability (Note 8)	4,423,995	—
Other	641,093	649,799
Total noncurrent liabilities	5,065,088	649,799

COMMITMENTS AND CONTINGENCY (Note 8 and 9)	—	—

MEMBERS' EQUITY (Note 11)
Member contributions, 42,049 units issued and outstanding	38,990,105	38,990,105
Retained (deficit)	(14,263,931)	(14,239,713)
Total members' equity	24,726,174	24,750,392

Total liabilities and members' equity	$58,412,847	$53,713,992

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2019	December 31, 2018
	(Unaudited)
Revenues (Notes 2 and 8)	$29,002,735	$20,371,692

Cost of goods sold (Note 7 and 8)	27,893,358	24,295,117

Gross profit (loss)	1,109,377	(3,923,425)

General and administrative expenses	810,538	860,983

Operating income (loss)	298,839	(4,784,408)

Other income (expense):
Interest income	3,374	2,089
Interest expense	(326,431)	(86,310)
Other income	—	3,032,503
	(323,057)	2,948,282

Net (loss)	$(24,218)	$(1,836,126)

Weighted average units outstanding	42,049	42,049

Net (loss) per unit - basic and diluted	$(0.58)	$(43.67)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	$38,990,105	$(2,827,033)	$36,163,072

See Notes to Unaudited Financial Statements.

xd

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2019	December 31, 2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(24,218)	$(1,836,126)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,215,128	1,732,892
Accrued loss on firm purchase commitments	317,437	125,801
Changes in working capital components:
Trade and other accounts receivable	(136,544)	690,788
Inventories	1,190,384	(2,704,935)
Prepaid expenses and other	(221,937)	(28,314)
Accounts payable	1,583,618	1,647,880
Accounts payable, related party	(55,109)	1,785,273
Accrued expenses	184,021	(460,752)
Derivative financial instruments	(177,504)	68,541
Net cash provided by operating activities	3,875,276	1,021,048

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(236,239)	(1,325,770)
Net cash (used in) investing activities	(236,239)	(1,325,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	16,800,000	14,250,000
Payments on long-term borrowings	(20,300,000)	(14,050,000)
Net cash provided by (used in) financing activities	(3,500,000)	200,000

Net increase (decrease) in cash and cash equivalents	139,037	(104,722)

CASH AND CASH EQUIVALENTS
Beginning	260,858	668,456
Ending	$399,895	$563,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2019 of $0 and 2018 of $161,199	$338,140	$230,007

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$121,590
Construction in progress included in accrued expenses	—	888,629
Establishment of lease liability and right of use asset	6,691,675	—

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

Basis of presentation and other information: The balance sheet as of September 30, 2019 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2019 and for the three months ended December 31, 2019 and 2018 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2019 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of December 31, 2019 and September 30, 2019.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2019 and September 30, 2019, the Company recognized a reserve and resulting loss of approximately $172,000 and $76,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. When circumstances or events arise that questions an asset's usefulness, the asset is evaluated for future use and appropriate carrying value. The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $385,000 and $68,000 as of December 31, 2019 and September 30, 2019, respectively.

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

Revenue from the sale of the Company's ethanol and distillers grains is recognized at the time title, control and all risks of ownership transfer to the marketing company. This generally occurs upon the loading of the product. For ethanol, title and control passes at the time the product crosses the loading flange in either a railcar or truck. For distillers grain, title and control passes upon the loading into trucks or railcars. Corn oil is marketed internally. Revenue is recognized when title and control of ownership transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

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

Recently Issued Accounting Pronouncements:  In February 2016, FASB issued ASU No. 2016-2 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

operating leases. Additionally, the Company has elected to account for lease and related non-lease components as a single lease component. The Company elected the option to apply the transition provisions at adoption date instead of the earliest comparative period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to the previous periods presented. See additional disclosure in Note 8.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2019	December 31, 2018
Ethanol, net of hedging gain (loss)	$22,974,264	$14,651,402
Distillers Grains	4,503,669	3,773,540
Other	1,524,802	1,946,750
Total	$29,002,735	$20,371,692

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2019	September 30, 2019

Raw materials, including corn, chemicals, parts and supplies	$3,695,917	$4,902,526
Work in process	877,565	900,459
Ethanol and distillers grains	676,850	637,731
Total	$5,250,332	$6,440,716

Note 4. Revolving Credit

The Company has a revolving credit loan with a bank which provides for loans not to exceed $4,000,000 outstanding at any time. The loan originally matured on January 1, 2020 but the Company received an extension on December 24, 2019 extending the maturity date to April 1, 2020. Interest accrues at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (5.5% as of December 31, 2019). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. The Company is presently not in compliance with covenants, as further explained in Notes 5 and 6. There was an outstanding balance of $0 and $300,000 on the revolving credit loan as of December 31, 2019 and September 30, 2019, respectively.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Borrowing capacity will be reduced by $5,000,000 every year starting October 20, 2020 until October 1, 2024 when the loan expires. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (5.50%% as of December 31, 2019). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. At December 31, 2019 and September 30, 2019 the outstanding balance on the revolving term loan was $21,800,000 and $25,000,000, respectively. Aggregate maturities of long

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

term debt as of December 31, 2019 are presented as current due to the noncompliance with financial covenants, as further explained in Note 6.

The Company also has a letter of credit with a bank that provides for a maximum letter of credit commitment of $1,448,625. As of December 31, 2019, the outstanding amount payable by the Company under the letter of credit was $1,448,625.

Note 6. Liquidity and Going Concern Analysis

The Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over the recent periods. In September 2018, the Company was able to obtain covenant waivers from its lender related to covenant compliance and to modify future covenant requirements to allow the Company to remain in compliance until the margin environment improved. The margin environment did not improve in the ensuing months. As a result, the Company entered into an additional line of credit and amended its covenants in June 2019. The Company was in noncompliance with its covenants as of September 30, 2019 and remains in noncompliance as of December 31, 2019. The covenant defaults have not presently been waived. These factors have raised substantial doubt as to the Company's ability to continue as a going concern for the next 12 months. Management believes these factors to be significant due to a lack of liquidity and uncertainty regarding the Company's ability to meet its financial obligations without additional financing or an equity infusion. Based on this evaluation, the Company has determined covenant compliance over the next 12 month period is not reasonably possible and, as a result, has presented all debt as current on its balance sheet as of December 31, 2019. The Company believes it will be able to work with the bank on future covenant waivers if needed, or get additional equity or financing, however, these results cannot be assured.

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2019 and 2018:

Corn Commitment:
December 31, 2019

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$2,506,999	130,000	April 2020	$320,285

Corn Purchased:
	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Related Parties	$10,946,803	$10,901,338

Note 8.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $22,974,264 and $14,652,977, respectively, for the three months ended December 31, 2019 and 2018. Trade accounts receivable of $2,249,089 were due from this entity as of December 31, 2019. As of December 31, 2019, the Company had ethanol unpriced sales commitments with this entity of approximately 13.6 million gallons through June 2020.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $4,667,402 and $3,773,540, respectively, for the three months ended December 31, 2019 and 2018. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $788,024 were due from this entity as of December 31, 2019. The Company had distillers grain sales commitments with this entity of approximately 1,735 tons, for a total sales commitment of approximately $239,000.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

As of December 31, 2019, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $2.6 million. These contracts mature at various dates through October 2020. The Company had no basis contract commitments with unrelated parties to purchase corn.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At December 31, 2019, the remaining commitment was approximately $1.4 million.

As of December 31, 2019, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 167,555 MMBtu's maturing at various dates through January 2020.

Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year.

A lease exists when a contract conveys to a party the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company recognized a lease liability equal to the present value of future lease payments based on an estimated interest rate commensurate with the rate the Company would pay to borrow equivalent funds. A lease asset was recognized based on the lease liability value and adjusted for any prepaid lease payments or lease incentives. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended December 31, 2019 and 2018 was approximately $499,000 and $507,000, respectively. The lease agreements have maturity dates ranging from March 2020 to September 2025.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at December 31, 2019 is $6,262,785.

At December 31, 2019, the Company had the following approximate minimum rental commitments for the period ending December 31:

2020	$1,532,940
2021	1,853,440
2022	1,581,044
2023	1,286,169
2024	982,275
Thereafter	513,450
Total	$7,749,318

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2019 is shown below:

Undiscounted future payments	$7,749,318
Less: leases entered into, not yet commenced	339,000
Discount effect	1,147,533
$6,262,785

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2019	September 30, 2019
Derivative assets - corn contracts	$278,900	$531,875
Derivative liabilities - corn contracts	(81,775)	(93,650)
Cash from (due to) broker	169,073	(249,531)
Total	$366,198	$188,694

The effects on operating income from derivative activities are as follows:

	Three Months Ended
	December 31, 2019	December 31, 2018
(Losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$—	$(1,575)
Total effect on revenues	—	(1,575)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	606,987	260,938
Unrealized (loss)	(438,225)	(324,400)
Total effect on corn cost	168,762	(63,462)
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	—	80,680
Unrealized (loss)	—	(41,060)
Total effect on natural gas cost	—	39,620
Total effect on cost of goods sold	168,762	(23,842)
Total gain (loss) due to derivative activities	$168,762	$(25,417)

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company's financial statements but are subject to a lower of cost or net realizable value assessment.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$278,900	$278,900	$—	$—

Liabilities, derivative financial instruments	$81,775	$81,775	$—	$—

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$531,875	$531,875	$—	$—

Liabilities, derivative financial instruments	$93,650	$93,650	$—	$—

Note 11. Subsequent Event

Effective February 6, 2020, the Company entered into a non-binding term sheet for the issuance of new equity capital. Under the term sheet, $5 million of new preferred A units would be issued to a potential investor, and $2.5 million of new preferred B units would be offered to existing members. Closing is subject to member approval, completion of definitive agreements and

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

various customary closing conditions. The anticipated closing dates are approximately March 31, 2020 and May 1, 2020 for the class A and class B units, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2019 ("Fiscal 2019") including the financial statements, accompanying notes and the risk factors contained herein.

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Going Concern

The ethanol industry has experienced an extended period of depressed margins which has impacted the Company and resulted in a significant decrease in our working capital and cash. As a result, the Company was in noncompliance with certain financial covenants in its credit agreement as of September 30, 2019 and remains in noncompliance as of December 31, 2019. Compliance with these covenants has not been waived by our lender. Our continued noncompliance has raised substantial doubt as to the

Company's ability to continue as a going concern for the next 12 months, Management has determined that the due to the lack of liquidity and uncertainty regarding the Company's ability to meet its financial obligations without additional financing or an equity infusion, covenant compliance over the next 12 month period is not reasonably possible. As a result, the Company has presented all debt as current on its balance sheet as of December 31, 2019. The Company believes it will be able to work with its lender on future covenant waivers if needed, or get additional equity or financing, however, these results cannot be assured.

The Company experienced improved margins during the three months ended December 31, 2019 and expects to fund operations during the next 12 months using cash flow from continuing operations and the available amounts under our revolving term loan. If the Company continues to experience improved margins, our liquidity position should also improve which could lead to compliance with our financial covenants earlier than forecasted. However, the margin environment within the ethanol industry is uncertain and there is no guaranty that improved margins within the industry or at the Company will continue.

Recent Events

Management Services Agreement

On January 15, 2020, the Company entered into a Management Services Agreement (the “Management Agreement”) with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility located in Nevada, Iowa. Pursuant to the terms of the Management Agreement, Husker Ag will provide the Company with individuals to serve as General Manager, Environmental and Safety Manager and Commodity Risk Manager and to perform the respective management services for each such position.

The initial term of the Management Agreement is four months with the initial term expiring in May 2020. Upon expiration of the initial term, the Management Agreement will automatically renew for one year periods unless either party provides notice of non-renewal at least ninety (90) days prior to the expiration of the then-current term. During the initial term of the Management Agreement, the Company will pay Husker Ag a monthly fee of $36,000 for the management services. The parties shall mutually agree upon the compensation for any renewal term prior to the expiration of the then-current term. In the event the parties are unable to agree upon compensation for any renewal term, the Company shall pay Husker Ag, on a monthly basis, an amount equal to 50% of the total salary, bonuses, benefits, expenses and costs incurred by the Husker Ag employees performing the services. The monthly payment will be paid on an estimated basis with a true up calculation and payment occurring as soon as possible at the end of the applicable Husker Ag fiscal year

The Company and Husker Ag are also in discussions regarding a potential capital transaction which may require amendments to the Company’s Operating Agreement requiring approval by the Company’s members. In the event that the parties pursue the potential transaction and the Company’s members do not vote to approve the amendments to the Operating Agreement necessary to consummate the transaction, either the Company or Husker Ag can terminate the Management Agreement upon ninety (90) days written notice. Either party may terminate the Management Agreement for cause as defined in the Management Agreement. In the event of a change of control event pursuant to which a third party other than Husker Ag acquires control of the Company, the Company has the right to terminate the Management Agreement upon ninety (90) days written notice.

Termination of Chief Executive Officer

In connection with the execution of the Management Agreement, Michael Hollenberg ceased serving as the Company’s President and Chief Executive Officer effective January 17, 2020. Mr. Hollenberg’s employment agreement with the Company (the “Hollenberg Employment Agreement”) provided that he was entitled to severance under certain circumstances in connection with a “change of control.” The Hollenberg Employment Agreement, defined a “change of control” to include any transfer to, or hiring of, an outside third party to provide operational and/or management control, via contract or similar arrangement. The execution of the Management Agreement constituted such a change of control.   Mr. Hollenberg was not retained in connection with the change of control that occurred upon the execution of the Management Agreement and Mr. Hollenberg was therefore entitled to and did resign from the Company effective January 17, 2020 which triggered a severance obligation under the terms of the Hollenberg Employment Agreement.

On January 17, 2020, Mr. Hollenberg and the Company entered into a Separation Agreement (the “Separation Agreement”) which became effective January 25, 2020. Under the terms of the Separation Agreement, Mr. Hollenberg received (i) a severance payment in the amount of $100,000 less standard tax and other applicable withholdings (the “Severance Payment”) and (ii) a payment of $6,803 for accrued but unused paid time off (the “PTO Payment”). In addition, if qualified, for a period of six months or until Mr. Hollenberg begins equivalent employment, whichever is shorter, the Company agreed to provide health insurance to Mr. Hollenberg under the Company’s plan pursuant to and subject to Mr. Hollenberg’s right to COBRA continuation coverage if Mr. Hollenberg timely elects such coverage. The Company also agreed to pay reasonable expenses for Mr. Hollenberg’s travel, lodging and entrance fee for the 2020 National Ethanol Conference in February 2020 in Houston, Texas.

Mr. Hollenberg agreed to remain available through January 15, 2021 to consult with the Company, as reasonably requested, regarding certain matters in which Mr. Hollenberg was involved or about which he may have knowledge. The Company will pay Mr. Hollenberg for such consulting services at an hourly rate of $200 per hour plus reimbursement of out-of-pocket costs and expenses.

The Separation Agreement contained a general release and waiver of claims pursuant to which Mr. Hollenberg released the Company and certain other parties from any and all claims, charges, causes of action and damages arising on or prior to his execution of the Separation Agreement. In consideration for the general release, the Company released Mr. Hollenberg from certain non-competition restrictions set forth in his employment agreement; however, Mr. Hollenberg will continue to be bound the non-solicitation, confidentiality and other post-termination provisions set forth in the Hollenberg Employment Agreement.

Appointment of New Chief Executive Officer

In connection with the execution of the Management Agreement, the directors of the Company appointed Seth Harder as the General Manager, President and Chief Executive Officer of the Company. Seth Harder, age 41, has served as General Manager of Husker Ag, LLC for 14 years beginning in January of 2006, during which time Husker Ag has grown from its original capacity of 20 million gallons to currently producing 110 million gallons per year.  Prior to his appointment as General Manager, Mr. Harder served as Husker Ag’s Plant Manager from September 2004 through December 2005.  He originally joined Husker Ag in November 2002 as the Company's first Production Manager followed by a time with ICM, Inc. where he worked as an ethanol trainer and plant startup specialist.  Mr. Harder is a current Board member and former executive officer of Renewal Fuels Nebraska.  He is also a Board member of the Renewable Fuels Association and the American Coalition for Ethanol (ACE).   In 2019, Mr. Harder was appointed by Governor Pete Ricketts to the Nebraska Environmental Quality Council.

Non-Binding Term Sheet with Husker Ag

Effective February 6, 2020 the Company entered into a non-binding Memorandum of Terms with Husker Ag for the issuance of new equity capital, among other things. Under the term sheet, $5 million of new preferred A units would be issued to a Husker Ag, and $2.5 million of new preferred B units would be offered to existing members. Husker Ag would be entitled to appoint a majority of the Company's board of directors. Closing is subject to member approval and various customary closing conditions. The anticipated closing dates are approximately March 31, 2020 and May 1, 2020 for the class A and class B units, respectively. An executed copy of the Memorandum of Terms has been filed with the SEC on Form 8-K on our about the date of this filing, and is referenced in the Exhibit Index below.

Corn Procurement Agreement

The Company entered into a Corn Procurement Agreement (the “Procurement Agreement”) with Innovative Ag Services Co. (“Seller”) for the supply of producer corn for the Company’s ethanol facility which will be effective January 24, 2020. The Procurement Agreement shall remain in effect until terminated by either party upon material breach or upon thirty (30) days’ prior written notice either with or without cause. Under the terms of the Procurement Agreement, the Company shall purchase from Seller, and Seller shall supply to the Company, all of the producer corn required for the Company to operate its ethanol facility. The Company retains the rights to arrange and source all purchases and deliveries of corn purchased through this agreement. The Company shall pay Seller for all producer corn delivered to the Facility plus a per bushel procurement fee.

Grain Procurement Agreement

Also on February 6, 2020, the Company executed a Grain Procurement Agreement (the “Grain Agreement”) with Husker Trading, Inc. (“Trading”), an affiliate of Husker Ag.  Under the Grain Agreement, Trading will source the purchase of all corn required by the Company to operate its ethanol facility.  During the term of the Corn Procurement Agreement, Trading will do so in coordination with the Seller under the Corn Procurement Agreement, as discussed in the prior paragraph.    The term of the Grain Agreement is six months, and will terminate unless there is mutual agreement to extend the term.  Trading will receive a fee of $0.01 per bushel of corn delivered to the Company.
Renewable Fuel Standard
The ethanol industry receives support through the Federal Renewable Fuels Standard (the “RFS”) which has been, and will continue to be, a driving factor in the growth of ethanol usage. The RFS requires that each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that allows refiners to use renewable fuel blends in those areas of

the country where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

The RFS original statutory volume requirements increased incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule for 2019 which set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements for renewable fuel at 19.92 billion gallons (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. A public hearing on the Proposed 2020 Rule was held in July and the public comment period expired on August 30, 2019. The final rule was originally expected to be issued in November 2019.

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.

Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates therefore triggering the mandatory reset under the RFS. The Final 2020 Rule is approximately 34% below the statutory targets, which represents the third consecutive year of reductions of more than 20% below the statutory mandates. After the issuance of the Final 2019 Rule, the EPA became statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean

Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season.

Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refinery waivers granted.  Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

Although the Final 2019 Rule and the Final 2020 Rule maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

As of October 2019, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

In response to the substantially expanded granting of small refinery exemptions in 2019, over 15 plants have shut down while other plants have limited production. The RFA estimates that approximately 20 ethanol plants have been temporarily idled or permanently closed since the EPA began to expand the volume of the small refinery exemptions granted. The Trump Administration has not announced a plan to reallocate ethanol gallons lost to exemptions in the current year and therefore, the continued granting of waivers and the failure of the Trump Administration to take any action to reallocate the lost exemptions will continue to negatively impact ethanol demand and RIN and ethanol prices.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.

On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In November 2019, the Court dismissed the case because the Advanced Biofuels Association did not identify a final agency action in their original lawsuit.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations ("RVOs") under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.

On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule. An administrative stay has been granted to research the contents of the lawsuit.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2019 Rule and the Final 2020 Rule together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability

Executive Summary

Highlights for the three months ended December 31, 2019, are as follows:

•Total revenues increased 42.4%, or $8.6 million, compared to the 2018 comparable period.

•Total cost of goods sold increased 14.8%, or $3.6 million, compared to the 2018 comparable period.

•Other income decreased approximately $3.0 million from the three months ended December 31, 2018. The decrease was due to a one-time settlement payment received in exchange for the early termination of a contract in the fall of 2018.

•Net loss was approximately $24 thousand, which represents a decrease in net loss of $1.8 million when compared to the net loss of $1.8 million for the 2018 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2019		2018

Revenue	$29,002	100.0%	$20,372	100.0%
Cost of goods sold	27,893	96.2%	24,295	119.3%
Gross profit (loss)	1,109	3.8%	(3,923)	(19.3)%
General and administrative expenses	810	2.8%	861	4.2%
Operating income (loss)	299	1.0%	(4,784)	(23.5)%
Other income (expense), net	(323)	(1.1)%	2,948	14.5%
Net (loss)	$(24)	(0.1)%	$(1,836)	(9.0)%

Results of Operations for the Three Months Ended December 31, 2019 as Compared to the Three Months Ended December 31, 2018

Revenues. Total revenues increased by 42% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. For the three months ended December 31, 2019 ethanol sales increased by 57%, sales from co-products increased by 5% and other income decreased 100% due to the one time termination fee due to the load out agreement during the period ended December 31, 2018. The change in ethanol revenue was a result of a 23.8%, or $0.265 per gallon, increase in the price per gallon received as well as a 26.6% increase in sales volume for the three months ended December 31, 2019, when compared to the three months ended December 31, 2018. Ethanol prices increased due to reduced inventories in the domestic market coupled with reduced domestic production of ethanol resulting from the fact that many ethanol plants have been idled or have significantly reduced production due to the recent depressed margins. Ethanol revenue for the three months ended December 31, 2019 was not impacted by ethanol derivatives, compared to a $1,575 net loss in the same quarter for the prior year.

Sales from co-products increased by 6% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain revenue. Distillers grain revenue increased as market prices increased as a result of steady world and U.S. protein prices along with higher corn expense being incurred as an alternative feed substitute for the U.S. meat producer.
Cost of goods sold. Cost of goods sold increased by 14.8%, or approximately $3.6 million, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The increase was primarily due to increases in corn costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased $4.1 million, or 24.5%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The increase resulted from a 7.7% increase in corn price, due partially to increased production resulting in increased demand for corn. For the three months ended December 31, 2019 corn costs included a $168,762 net gain for derivatives relating to corn costs compared to a $63,462 net loss in the same quarter for the prior year. Corn costs represented 74.2% of cost of goods sold for the three months ended December 31, 2019 compared to 66.6% for the three months ended December 31, 2018.

Repairs and maintenance decreased approximately 23.5%, or $.76 million, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The decrease was due an increased focus on preventative maintenance to avoid larger costly repairs as well as a focus on cost control.

Depreciation expense decreased approximately $.5 million or 30% for the three months ended December 31, 2019 from the three months ended December 31, 2018. The decrease in depreciation during the first quarter of fiscal year 2020 can be attributed to the Company not adding depreciable assets to the plant and accelerated depreciation taken on the regenerative thermal oxidizer during the three month period December 31, 2018 due to its known replacement date.

General and administrative costs decreased by $50,445, or 5.9%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018. The decrease is due to a combination of reduced research and development costs and reduced legal expenses in the areas of employee benefits and litigation matters during the three months ended December 31, 2019.

Other income decreased approximately $3 million from the three months ended December 31, 2019 from the three months ended December 31, 2018 as the payment was a one-time settlement payment received in exchange for the early termination of a load out agreement.

Industry Factors that May Affect Future Operating Results

During the three months ended December 31, 2019, the ethanol industry experienced moderate ethanol production margins at the beginning and ended with extremely weak ethanol production margins in December as a result of a combination of factors including the following:

•
Corn pricing stayed range bounded on the Chicago Board of Trade between $3.58 to $3.98 a bushel primarily due to late harvest and uncertain harvest yield reported from the corn belt states. The late harvest suggested that yields would fall below trend, and the United States Department of Agriculture (the "USDA") production figures to date have confirmed a yield of approximately 4-5% below trend. Although weather conditions improved as the growing season progressed crop yields remained uncertain. Cash basis levels moved slightly higher as a lack of farm selling and an extremely delayed harvest stretched available supplies to the breaking point at the end of the crop year. The resulting volatile cash prices created additional risks for the ethanol producer. Ethanol prices failed to keep pace with corn prices and as a result the industry has suffered negative margins the last half of December. Lincolnway Energy is expecting an even more challenging year in corn origination in the 2019/2020 season with a projected total corn supply reduced to closer to 16 billion bushels as compared to the 17 billion bushel supplies the industry has enjoyed over the last 3 years. The USDA currently forecasts ending stocks of 1.9 billion bushels, or 14.0% of usage, and management expects relatively stable corn futures and basis for the first quarter of calendar 2020 with the chance for more volatile markets thereafter.

•
Ethanol continues to see significant margin weakness because of over production. Ethanol stocks built to record high levels, briefly during the summer and then dropped in September because plant production decreased significantly due to the fact that multiple plants elected to reduce production capacity or remain idle because of negative margins and limited corn supply resulting from the late harvest. Lower corn supplies are expected and the industry, particularly on a regional level, will be fighting to manage raw material availability. Ongoing capacity expansion means a fight for ethanol market share as the industry seeks to run at higher production rates despite stagnant demand. Imports from Brazil have expanded in the fourth calendar quarter of 2019 by 58 million gallons caused a further surplus in domestic inventories especially in the Midwest.

•
Although there has been substantial growth in export demand in recent years, export ethanol produced in the U.S. declined during the fourth calendar quarter of 2019 and we currently expect that the export growth curve will continue to move downward in 2020. As a result of the current trade war, despite a long term commitment to increased ethanol blending in gasoline, Chinese demand is likely to remain near zero. With protective tariffs still in place and improved availability of sugar cane ethanol, Brazilian imports of U.S. ethanol are forecast to fall by 112 million gallons. In addition, given the current over supply in domestic ethanol inventories, the decrease in Brazilian demand caused by that country’s quota system and the attractiveness of U.S. imports from Brazil to meet advanced biofuel mandates and satisfy the California carbon intensity/low carbon fuel standard requirements, we expect foreign trade to continue to exert a negative impact on ethanol prices.

•
The forward environment for the U.S. ethanol industry is still very much in question as the Company enters its fiscal year ending September 30, 2020 ("Fiscal 2020"). Organic capacity growth continues to weigh on a stagnant domestic demand base. Smaller corn supplies will likely cause regional dislocations, resulting in volatile corn basis swings and potentially offer opportunities for ethanol producers in “corn rich” areas such as Iowa, to capitalize with higher priced ethanol sales. But given the current high levels of ethanol stocks and a corn supply adequate to supply demand at least into mid-2020, ethanol production margins may well remain depressed for the foreseeable future. The EPA’s maintenance in the Final 2020 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons is a continuance of the status quo.  Of much greater importance for domestic ethanol demand is the long awaited approval by the EPA of the sale of E15 blends year round.  This theoretically raises the potential demand for ethanol by upwards of 7 billion gallons.  Before any of this additional demand can be realized, significant changes must occur in the supply chain, particularly the installation of blender pumps at retail gas stations.  In addition, consumer education regarding the benefits of higher ethanol blends is critically important.  Management believes in the next 5-10 years the adoption of E15 blends could expand domestic ethanol consumption by as much as 2 billion gallons. But progress towards that goal will likely be very modest as pump and other infrastructure requirements will occur very slowly. Any positive effect on demand and market prices will likely be realized over years not months and slow to impact the Company's operations and financial condition. Given the hostility of the oil industry toward higher ethanol blends, and their control of half of the gas stations in the U.S., this promises to be a long and arduous process. Despite the potential positive impact of E15 sales in the future, management continues to have significant concerns about the impact of the small refiner waivers granted by the EPA (which are discussed further below) on any potential positive impacts from E15. The reduced usage requirements of the small refiners have not been passed along to large refiners and in the short run represents a greater potential hole in demand than the adoption of regulations permitting the year-round sale of E15 can fill.

•
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

•
Ethanol no longer trades at a large discount to gasoline which had improved domestic and export demand somewhat, particularly among price opportunistic foreign buyers.  As ethanol prices have increased in response to rising corn prices, its discount to reformulated gasoline blend stock for oxygen blending (RBOB) fell slightly during the quarter.  This smaller discount and the EPA engineered reduction in ethanol RINS prices have greatly reduced the attractiveness of higher ethanol blends and have stymied the penetration of E15 blends in the domestic market.  While the EPA’s approval of year round blending of E15 promises potentially significant increases in ethanol blending in the future which management believes is a significant positive for the industry in the long run. In the short run, the narrowed spread between ethanol and RBOB prices has greatly weakened the economics of installing blender pumps at service stations.  Without significant growth in this vital link in the supply chain, ethanol blending growth will continue to disappoint.

•
The EPA continues to grant extensive small refinery exemptions with current estimates indicating that the EPA granted approximately 2.6 billion gallons of such waivers for 2019.  This demand impact is immediate and demonstrates the ongoing support of the current administration for the fossil fuel industry and continuing hostility towards the ethanol industry. The U.S. government continues to take positions which negatively impact domestic offtake of ethanol. Exemptions for small refiner blending of ethanol have now been granted even to subsidiaries of large multinational oil companies. Under the RFS, a small refinery (a refinery that processes less than 75,000 barrels per day) can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it within 90 days of submittal. The EPA granted significantly more of these waivers for 2018 and 2019 than they had in the past, totaling estimated two billion gallons of waived requirements. This effectively reduced the RFS volumes for those compliance years by that amount, and has lowered RIN values significantly over the past calendar year which in turn adversely impacts the market and price for ethanol. However, on January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit struck down three specific waivers which had been challenged by biofuels industry groups stating that the waivers were improperly issued by the EPA. The court also found that the EPA abused its discretion in failing to explain how the EPA could conclude that a small refinery could suffer a disproportionate economic hardship while the EPA continued to consistently claim that costs for RIN compliance are passed through to, and recovered by, the same small refineries. Although this ruling is a positive signal to the marketplace, there is no guarantee that the EPA will cease granting small refinery waivers or that courts will strike down additional waivers granted by the EPA

•
With the threats to both export and domestic demand outlined above, one important driving force moving our margins lower during the quarter was stunted demand growth. Year over year quarterly demand increased barely 1%, or 160 million gallons. Of far greater importance was the increase in production capacity. Industry sources estimate capacity expansion of 500 million gallons between debottlenecking and capacity additions at existing plants and the opening of new plants. Management believes that figure to be conservative and that potential supply expansion over the last year could be on the order of 600-700 million gallons. Regardless, the net effect has been a severe contraction of margins.

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

Management currently believes that our margins will continue to be tight to negative for the remainder of Fiscal 2020 . Tightening corn supplies and continued over production of ethanol gallons will impact operating margins and our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain historically high or grow, or if U.S. exports of ethanol decline further.

Corn oil prices stayed flat in the fourth quarter after falling to multi-year lows. The avalanche of soybean stocks in the U.S. resulted in high crush rates and substantial soybean oil production. Soybean oil prices increased during this quarter because of world demand. The reinstated blenders’ tax credit for biodiesel could positively impact the price and demand for corn oil as biodiesel production margins improve. Corn oil supplies in the U.S. are expected to grow due to yield improvements which could offset the impact of lower ethanol production rates.

The Final 2020 Rule raised the renewable volume requirements for advanced biofuels from the 201 level of 4.9 billion gallons to 5.09 billion gallons and increased the biomass-based diesel from 2.1 billion gallons to 2.43 billion gallons. Additionally, with the reinstated Blenders Tax Credit of $1.00 per gallon will positively impact the demand for corn oil. U.S. corn oil supplies are expected to grow by approximately 10%. World oilseed supplies are projected to be flat and world oilseed stocks are expected to contract. This suggests corn oil prices may fluctuate modestly.

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

Liquidity and Capital Resources

Based on the financial projections prepared by management, we plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant. The Company may seek capital in form of equity or debt due to the negative results of the ethanol margins to meet our operating requirements. Management is currently working with a potential strategic investor to inject cash equity into the Company. Working capital (deficit) was approximately $(18.9) million after converting $21.8 million of long-term liabilities to current liabilities as a result of the violation of debt covenants. The long-term debt was converted to current liabilities due to the uncertainties of staying in covenant compliance with our lender. However, management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of the fiscal year, but management will continue to monitor our liquidity position on a weekly basis.

Lincolnway is technically in default with its working capital covenant with its lender because of the reclassification of long term debt to current. As of December 31, 2019 Lincolnway is in default on its tangible net worth covenant. In addition, based on management's financial projections it is anticipated that the Company will not be in compliance with the debt service coverage covenant at September 30, 2020, the end of our fiscal year. As such, management determined, in accordance with generally accepted accounting principles (GAAP), to reclassify long term debt as current liabilities. Management is currently discussing necessary covenants waivers with our lender.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our ability to obtain ongoing credit from our primary lender and, if needed, to obtain waivers of covenant violations;

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2019	2018
Net cash provided by operating activities	$3,875,276	$1,021,048
Net cash (used in) investing activities	(236,239)	(1,325,770)
Net cash provided by (used in) financing activities	(3,500,000)	200,000
Net increase (decrease) in cash and cash equivalents	$139,037	$(104,722)

Cash Flow Provided by Operations

For the three months ended December 31, 2019, net cash provided by operating activities increased by $2.8 million when compared to net cash provided by operating activities for the three months ended December 31, 2018. The increase in cash provided by operating activities due to the lower net loss and timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased by $1.1 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease was due to several large progress payments made on the installation of a grains drying and cooling system in the previous fiscal year.

Cash Flow Provided by (used in) Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $3.7 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018.
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

Revenue Recognition

Revenue from the sale of our ethanol and distillers grains is recognized at the time title, control and all risks of ownership transfer to the marketing company. This generally occurs upon the loading of the product. For ethanol, title and control passes at the time the product crosses the loading flange into either a railcar or truck.For distillers grains, title and control passes upon the loading of distillers grains into trucks or railcars. Corn oil is marketed internally. Revenue is recognized when title and control of ownership transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in the costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in the costs of goods sold.

All of our ethanol production is sold to Eco-Energy. The purchase price payable to us under our agreement with Eco-Energy is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco-Energy.

The Company has an agreement with Gavilon to purchase all of the distillers grains produced at our ethanol plant. The purchase price payable to us is the corresponding price being paid to Gavilon for the distillers grains, less certain logistics costs and a service fee.

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the December 31, 2019 balance sheet at their fair value. Although Lincolnway Energy believes our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the three months ended December 31, 2019 and 2018, the Company had a lower of cost or net realizable value inventory adjustment of $172,016 and $1,082,234 respectively.

Property and Equipment

Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the following estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. When circumstances or events arise that questions an asset's usefulness, the asset is evaluate for future use and appropriate carrying value.

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

During the quarter ended December 31, 2019, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.58 per bushel for December 2019 delivery to a high of $3.98 per bushel for October 2019 delivery.  The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2018 ranged from a low of $3.56 per bushel for November 2018 delivery to a high of $3.86 per bushel for December 2018 delivery.

The average price we received for our ethanol FOB Nevada, Ia., during the three months ended December 31, 2019 was $1.38 per gallon, as compared to $1.11 per gallon during the three months ended December 31, 2018.

During the quarter ended December 30, 2019, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.32 per gallon for December 2019 delivery to a high of $1.52 per gallon for November 2019 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended December 31, 2018 ranged from a low of $1.20 per gallon for November 2018 delivery to a high of $1.32 per gallon for October 2018 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended December 31, 2019 was $168,762, as opposed to a net loss of $63,462 for the three months ended December 31, 2018.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended December 31, 2019 represented approximately 5.5% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.75%. We do not anticipate any significant increase in interest rates during Fiscal 2020.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management,  under the supervision and with  the  participation  of  our General Manager, President and Chief Executive Officer and our Interim Chief Financial Officer (our principal financial officer), have evaluated the  effectiveness of our disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  our General Manager, President and Chief Executive Officer and our Interim Chief Financial Officer have  concluded  that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports our management files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including our  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  We believe that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2019, there were no material developments to such matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Additional risks and uncertainties, including risk and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
10	10.1	Management Services Agreement between Lincolnway Energy, LLC and Husker Ag, LLC dated January 1, 2020**	*
10	10.2	Corn Procurement Agreement between Lincolnway Energy, LLC and Innovative Ag Services Co. effective January 24, 2020	*
10	10.3	Separation Agreement and General Release between the Lincolnway Energy, LLC and Michael Hollenberg dated January 17, 2020**	*

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Interim Chief Financial Officer†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on January 3, 2019
† This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 14, 2020	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

February 14, 2020	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer