Form 10-Q
period 2020-03-31
Lincolnway Energy, LLC
filed 2020-06-19
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On June 5, 2020 the total number of units outstanding was 105,122 units made up of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units .

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by Lincolnway Energy, LLC (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. Due to the COVID-19 pandemic and measures taken to limit the spread of the COVID-19 pandemic, the Company’s operations and business have experienced significant disruptions in transportation and limited Company personnel’s safe access to the Company’s facilities, resulting in limited support from its staff and professional advisors during this time. The Company was therefore unable to file the Form 10-Q on its customary schedule. The Company relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies,” dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Form 10-Q.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,179,564	$260,858
Derivative financial instruments (Note 9 and 10)	255,247	188,694
Trade and other accounts receivable (Note 8)	1,325,091	3,259,768
Inventories (Note 3)	5,387,719	6,440,716
Prepaid expenses and other	530,976	308,184
Total current assets	12,678,597	10,458,220

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,548,308
Plant and process equipment	86,306,207	86,110,958
Office furniture and equipment	449,882	455,129
Construction in progress	6,847,032	6,806,549
	108,318,446	108,077,409
Accumulated depreciation	(68,094,593)	(65,685,719)
Total property and equipment	40,223,853	42,391,690

OTHER ASSETS
Right of use asset operating lease, net of accumulated amortization (Note 8)	6,108,965	—
Other	1,101,790	864,082
Total other assets	7,210,755	864,082

Total assets	$60,113,205	$53,713,992

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2020	September 30, 2019
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,479,764	$1,794,431
Accounts payable, related party (Note 7)	81,614	375,394
Accrued loss on firm purchase commitments	93,761	67,591
Accrued expenses	1,018,989	776,385
Current maturities of long-term debt (Note 5 & 6)	—	25,000,000
Revolving credit loan (Note 4)	—	300,000
Current portion of operating lease liability (Note 8)	1,834,228	—
Total current liabilities	4,508,356	28,313,801

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	24,050,000	—
Operating lease liability (Note 8)	4,274,737	—
Other	683,636	649,799
Total noncurrent liabilities	29,008,373	649,799

COMMITMENTS AND CONTINGENCY (Note 8 and 9)	—	—

MEMBERS' EQUITY
Member contributions, 84,098 and 42,049 units issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	43,990,105	38,990,105
Retained (deficit)	(17,393,629)	(14,239,713)
Total members' equity	26,596,476	24,750,392

Total liabilities and members' equity	$60,113,205	$53,713,992

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(Unaudited)
Revenues (Notes 2 and 8)	$24,376,894	$24,333,321	$53,379,629	$44,705,013

Cost of goods sold (Note 7 and 8)	26,464,208	24,905,191	54,357,566	49,200,308

Gross (loss)	(2,087,314)	(571,870)	(977,937)	(4,495,295)

General and administrative expenses	954,621	883,954	1,765,159	1,744,937

Operating (loss)	(3,041,935)	(1,455,824)	(2,743,096)	(6,240,232)

Other income (expense):
Interest income	2,846	36,602	6,220	38,691
Interest expense	(317,281)	(152,177)	(643,712)	(238,487)
Other income	226,672	140,757	226,672	3,173,260
	(87,763)	25,182	(410,820)	2,973,464

Net (loss)	$(3,129,698)	$(1,430,642)	$(3,153,916)	$(3,266,768)

Weighted average units outstanding	42,501	42,049	42,269	42,049

Net (loss) per unit - basic and diluted	$(73.64)	$(34.03)	$(74.62)	$(77.69)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174
Issuance of 42,049 membership units	5,000,000	—	5,000,000
Net (loss)	—	(3,129,698)	(3,129,698)
Balance, March 31, 2020	$43,990,105	$(17,393,629)	$26,596,476

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	$38,990,105	$(2,827,033)	$36,163,072
Net (loss)	—	(1,430,642)	(1,430,642)
Balance, March 31, 2019	$38,990,105	(4,257,675)	$34,732,430

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2020	March 31, 2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,153,916)	$(3,266,768)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,414,120	2,908,043
Accrued loss on firm purchase commitments	26,170	(173,003)
Gain on equity dividend	—	(28,389)
Changes in working capital components:
Trade and other accounts receivable	1,934,677	(640,723)
Inventories	1,052,997	(3,210,950)
Prepaid expenses and other	(426,663)	(17,357)
Accounts payable	(304,219)	(361,527)
Accounts payable, related party	(293,780)	(33,441)
Accrued expenses	242,604	(170,813)
Derivative financial instruments	(66,553)	(113,362)
Net cash provided by (used by) operating activities	1,425,437	(5,108,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(256,731)	(1,836,124)
Increase in note receivable	—	(33,534)
Net cash (used in) investing activities	(256,731)	(1,869,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from operating line of credit	10,450,000	—
Payments on operating line of credit	(10,750,000)	—
Proceeds from long-term borrowings	24,700,000	32,000,000
Payments on long-term borrowings	(25,650,000)	(25,550,000)
Proceeds from issuance of membership units	5,000,000	—
Net cash provided by financing activities	3,750,000	6,450,000

Net increase (decrease) in cash and cash equivalents	4,918,706	(527,948)

CASH AND CASH EQUIVALENTS
Beginning	260,858	668,456
Ending	$5,179,564	$140,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2020 of $0 and 2019 of $304,947	701,844	398,387

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	50,525	737,307
Construction in progress converted to note receivable	—	4,080,000
Establishment of lease liability and right of use asset	6,691,675	—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Note 1.    Nature of Business and Significant Accounting Policies

Risks and Uncertainties: The COVID-19 pandemic is currently impacting countries, communities, supply chains and commodities markets, in addition to the global financial markets.  This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and these may limit access to our facilities, customers, suppliers, management, support staff and professional advisors.  At this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event.  Depending on its severity and longevity, the COVID-19 pandemic may have a material adverse effect on our business, customers, and members.

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

Basis of presentation and other information: The balance sheet as of September 30, 2019 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2020 and for the six months ended March 31, 2020 and 2019 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2019 contained in the Company's Annual Report  on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of March 31, 2020 and September 30, 2019.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2020 and September 30, 2019, the Company recognized a reserve and resulting loss of approximately $820,000 and $76,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. When circumstances or events arise that questions an asset's usefulness, the asset is evaluated for future use and appropriate carrying value. The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $94,000 and $68,000 as of March 31, 2020 and September 30, 2019, respectively.

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

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. On March 31, 2020, 42,049 new Class A Units were issued which Class A

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Units are a separate class of unit than the units issued to existing members which have been renamed “Common Units”. The weighted average number of units is based on days outstanding for the reporting period.

Recently Issued Accounting Pronouncements:  In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02 "Leases" (Topic 842)("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous Generally Accepted Accounting Principles ("GAAP"). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. Additionally, the Company has elected to account for lease and related non-lease components as a single lease component. The Company elected the option to apply the transition provisions at adoption date instead of the earliest comparative period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to the previous periods presented. See additional disclosure in Note 8.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Ethanol, net of hedging gain (loss)	$18,183,469	$18,991,717	$41,157,733	$33,643,119
Distillers Grains	4,852,114	3,718,529	9,355,783	7,492,069
Other	1,341,311	1,623,075	2,866,113	3,569,825
Total	$24,376,894	$24,333,321	$53,379,629	$44,705,013

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2020	September 30, 2019

Raw materials, including corn, chemicals, parts and supplies	$3,336,071	$4,902,526
Work in process	905,735	900,459
Ethanol and distillers grains	1,145,913	637,731
Total	$5,387,719	$6,440,716

Note 4. Revolving Credit Loan

The Company has a revolving credit loan with a bank which provides for loans not to exceed $4,000,000 outstanding at any time. The loan originally matured on January 1, 2020 but the Company received an extension on December 24, 2019 extending the maturity date to June 1, 2020. Effective as of May 29, 2020, the Company and the bank amended the revolving credit loan to extend the maturity date of the revolving credit loan until January 1, 2021. Interest accrues at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (4.74% as of March 31, 2020). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

master credit agreement. . The Company is in compliance with its financial covenants effective as of May 29, 2020 and received a waiver letter from the bank for past violations of its financial covenants, as further discussed below in Note 6. There was an outstanding balance of $0 and $300,000 on the revolving credit loan as of March 31, 2020 and September 30, 2019, respectively.

Note 5.    Long-Term Debt and Subsequent Event

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Effective May 29, 2020, the Company and the bank amended the revolving term loan to modify the step-down reduction of available borrowing capacity to defer the initial step-down reduction of $5,000,000 originally scheduled for October 20, 2020 to October 20, 2021. As amended, the Company’s borrowing capacity under the revolving term loan will reduce by $5,000,000 every year starting October 20, 2021 until October 1, 2024 when the loan expires. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (4.74% as of March 31, 2020). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of .50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. At March 31, 2020 and September 30, 2019 the outstanding balance on the revolving term loan was $24,050,000 and $25,000,000, respectively. Since the Company is in compliance with its financial covenants effective as of May 29, 2020 and received a waiver letter from the bank for past violations of its financial covenants, as further discussed below in Note 6, the loan balance as of March 31, 2020 is now classified as long term debt. As of September 30, 2019, the loan balance had been classified as a current liability due to noncompliance with loan covenants.

As noted above, the Company and the bank amended the revolving term loan to defer the initial step-down reduction of available borrowing capacity so that the new maximum commitment amount reduction schedule is as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

The Company also has a letter of credit with a bank that provides for a maximum letter of credit commitment of $1,378,800. As of March 31, 2020, the outstanding amount payable by the Company under the letter of credit was $1,378,800.

Note 6. Liquidity, Management Plans and Subsequent Events

The Company’s financial statements for the fiscal year ended September 30, 2019 were prepared assuming that the Company would continue as a going concern. However, the Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over those periods and resulted in the Company’s failure to satisfy its financial covenants under its master credit agreement. As detailed in the Company’s Form 10-K for the fiscal year September 30, 2019 (the “2019 Form 10-K”), the Company was not in compliance with certain financial covenants under its master credit agreement as of September 30, 2019. As a result, the Report of Independent Registered Public Accounting Firm included in the Company’s 2019 Form 10-K included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Management also disclosed a going concern uncertainty in the Company’s financial statements included in the Company’s Form 10-Q for the fiscal quarter ended December 31, 2019 filed with the SEC on February 14, 2020 (the “Q1 2020 Form 10-Q”). During the fiscal second quarter and thereafter, management determined that the previous going concern uncertainty has now been mitigated based on the following:

•	On March 31, 2020, the Company received $5,000,000 million in cash in connection with the issuance of 42,049 new Class A Units.

•	On April 13, 2020, the Company received $505,700 cash proceeds under the Paycheck Protection Program administered by the U.S. Small Business Administration which is discussed further below in Note 11.

•
On May 28, 2020, the Company received an additional $2.5 million in cash in connection with the issuance of an additional 14,037 Class A Units and 6,987 new Class B Units which transactions are discussed further below in Note 11.

•
Effective May 29, 2020, the Company and the bank entered into certain amendments to the master credit agreement and loan documents governing the revolving credit loan and the revolving term loan to (i) extend the maturity of the revolving credit loan until January 1, 2021; (ii) defer the initial $5,000,000 step-down reduction in borrowing capacity under the revolving term loan until October 20, 2021 instead of October 20, 2020, (iii) eliminate the application of the debt service

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

coverage ratio financial covenant for the fiscal year ending September 30, 2020, (iv) reduce the minimum net worth required in the financial covenants from $25,000,000 to $24,000,000 and increase the minimum working capital required in the financial covenants from $7,500,000 to $10,000,000.

•
The bank provided the Company with a letter waiving past violations resulting from non-compliance with the working capital, net worth and debt service coverage ratio financial covenants from June 30, 2019 through April 30, 2020.

Based upon the completion of the transactions described above together with the continued effects of our recent capital issuances and our improved liquidity, management believes the previously reported going concern uncertainty has been mitigated.

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members during the six months ended March 31, 2020 and 2019:

Corn Commitment:
March 31, 2020

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$414,569	140,000	January 2021	$81,614

Corn Purchased:
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Related Parties	$17,876,090	$11,309,343	$28,822,893	$22,210,681

On January 15, 2020, the Company entered into a Management Services Agreement with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility. Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Management Agreement”) with HALE, LLC, an affiliate of Husker Ag (“HALE”), which replaced and superseded the original Management Services Agreement between the Company and Husker Ag. Pursuant to the terms of the Management Agreement, HALE now provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position. For three month period ended March 31, 2020, Lincolnway Energy incurred expenses $147,753 due to Husker Ag LLC for services and out-of-pocket travel expenses.  At March 31, 2020 $72,659 was included in accrued expenses on the balance sheet.

Effective March 31, 2020, the Company and HALE entered into a Preferred Membership Unit Purchase Agreement (the “MUPA”) pursuant to which HALE purchased 42,049 new Class A Units of the Company for an aggregate price of $5,000,000. Effective on May 28, 2020, in accordance with the terms of the MUPA, HALE purchased an additional14,037 Class A Units for an aggregate price of $1,669,176. As a result, HALE holds a total of 56,086 new Class A Units. In connection with the investment by HALE in the Company and pursuant to the terms of the MUPA and the Company’s current operating agreement, HALE has the right to appoint four of the Company’s seven directors (the “Class A Directors”). The Class A Directors serve until they resign or HALE removes them. The remaining three directors are elected by the members holding Common Units and Class B Units

Note 8.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $18,183,469 and $41,157,733, respectively, for the three and six months ended March 31, 2020. Revenues with this entity were $18,968,617and $33,621,594, respectively for the three and six months ended March 31, 2019. Trade accounts receivable of $584,340 were due from this entity as of March 31, 2020. As of March 31, 2020, the Company had ethanol unpriced sales commitments with this entity of approximately 8.9 million gallons through June 2020.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $4,852,114 and $9,355,783,

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

respectively, for the three and six months ended March 31, 2020. The revenues from this entity were $3,718,529 and $7,492,069, respectively, for the three and six months ended March 31, 2019. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $521,940 were due from this entity as of March 31, 2020. The Company had distillers grain sales commitments with this entity of approximately 615 tons, for a total sales commitment of approximately $108,860.

As of March 31, 2020, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $70,000. These contracts matured on April 2020. The Company had no basis contract commitments with unrelated parties to purchase corn.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At March 31, 2020, the remaining commitment was approximately $1.4 million.

As of March 31, 2020, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 563,676 MMBtu's maturing at various dates through October 2020.

Effective October 1, 2019, the Company adopted ASU 2016-02 regarding Leases. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended March 31, 2020 and 2019 was approximately $521,000 and $537,000, respectively. The lease agreements have maturity dates ranging from April 2020 to September 2025.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at March 31, 2020 is $6,108,965.

At March 31, 2020, the Company had the following approximate future minimum rental commitments through September 30 of each year:

2020	$596,440
2021	1,853,440
2022	1,581,044
2023	1,286,169
2024	982,275
Thereafter	513,450
Total	$6,812,818

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of March 31, 2020 is shown below:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Undiscounted future payments	$6,812,818
Discount effect	703,853
$6,108,965

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2020	September 30, 2019
Derivative assets - corn contracts	$351,700	$531,875
Derivative liabilities - corn contracts	—	(93,650)
Cash (due to) broker	(96,453)	(249,531)
Total	$255,247	$188,694

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Gains in revenues due to derivatives related to ethanol sales:
Realized gain	$—	$23,100	$—	$21,525
Total effect on revenues	—	23,100	—	21,525

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	426,281	510,362	1,033,268	771,300
Unrealized gain (loss)	154,575	(85,913)	(283,650)	(410,313)
Total effect on corn cost	580,856	424,449	749,618	360,987
Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain (loss)	—	(67,020)	—	13,660
Unrealized gain	—	44,520	—	3,460
Total effect on natural gas cost	—	(22,500)	—	17,120
Total effect on cost of goods sold	580,856	401,949	749,618	378,107
Total gain due to derivative activities	$580,856	$425,049	$749,618	$399,632

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$351,700	$351,700	$—	$—

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$531,875	$531,875	$—	$—

Liabilities, derivative financial instruments	$93,650	$93,650	$—	$—

Note 11. Subsequent Events

On April 13, 2020, the Company received a loan in the amount of $505,700 (the “PPP Loan”) under the new Paycheck Protection Program legislation administered by the U.S. Small Business Administration. The PPP Loan will be forgiven based upon the Company's payroll cost over an eight week period starting upon the receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 75% of the proceeds must be used for payroll costs and certain other expenses, and no more than 25% on non-payroll expenses. Proceeds from the PPP Loan used by the Company for the approved expense categories will generally be fully forgiven by the lender if the Company satisfies applicable employee headcount and compensation requirements. The Company currently believes that the PPP Loan proceeds will qualify for debt forgiveness.

Effective May 29, 2020, the Company and its bank amended the master credit agreement and the loan documents governing the revolving credit loan and the revolving term loan to (i) extend the maturity of the revolving credit loan until January 1, 2021; (ii) defer the initial $5,000,000 step-down reduction in borrowing capacity under the revolving term loan until October 20, 2021 instead of October 20, 2020, (iii) eliminate the application of the debt service coverage ratio financial covenant for the fiscal year ending September 30, 2021, (iv) reduce the minimum net worth required in the financial covenants from $25,000,000 to$24,000,000 and increase the minimum working capital required in the financial covenants from $7,500,000 to $10,000,000.

On May 28, 2020 (the “Closing Date”), the Company closed its previously announced private offering of new Class B Units to its existing members who are “accredited investors” (such members “Existing Accredited Members”). Effective as of the Closing Date, the Company sold 6,822 new Class B Units to Existing Accredited Investors and agreed to sell, and subsequently sold, 165 new Class B Units to LKPK Holdings, LLC, a Nebraska limited liability company, for an aggregate price of $830,824. In addition, pursuant to the terms of the MUPA between the Company and HALE, the Company sold an additional 14,037 Class A Units to HALE for an aggregate price of $1,669,176. The aggregate cash proceeds for the issuance of the new Class B Units and the additional Class A Units received by the Company on the Closing Date were $2,500,000

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

•
Disruptions, failures; security breaches or other cybersecurity threats relating to or impacting our information technology infrastructure; Trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries; and

•	Disruption caused by health epidemics, such as the novel strain of the coronavirus, and the adverse impact of such epidemics on global economic and business conditions.

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

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lockdowns, self-quarantine requirements, and travel restrictions on their citizens. These actions, as well as oil production actions by Russia and Saudi Arabia, have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol.

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, commencing in the middle of March 2020, we elected to reduce ethanol production at our plant by approximately forty percent (40%). Management believes that this reduction is warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers grains and corn oil production.

We conducted our annual maintenance shutdown in April 2020 which shutdown was extended to ten days as opposed to the standard five days in prior years in order to ensure the protection of the health and safety of our employees during the performance of the annual maintenance. Although we have completed our annual maintenance shutdown, we have been operating at a reduced production level while management continues to monitor the supply and demand conditions within the ethanol industry to determine when it is appropriate to increase production levels. As of the first week of June 2020, management has increased production levels up to ninety percent (90%) of full production capacity. Management plans to continue to monitor economic conditions within the market and make adjustments accordingly including when market conditions will support a return to normal production levels. The Company will continue to monitor COVID-19 developments and the effect on fuel demand and terminal capacity in order to determine whether further adjustments to production will be necessary and when it is appropriate to increase production levels based on the then current market conditions.

Employee Health and Safety

From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted appropriate safety measures based on guidance from the Iowa governor’s office, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present at the plant, staggering schedules and shifts for those that must be on-site to perform their work, extensively and frequently disinfecting our workspaces. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand Impact

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

The COVID-19 outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected.

Paycheck Protection Program Loan

On April 14, 2020, the Company received a loan in the amount of $505,700 under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19 and administered by the U.S. Small Business Administration. Our PPP Loan will be forgiven based upon our payroll cost and certain other expenses over an eight week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 75% of the proceeds must be used for payroll costs, and no more than 25% on non-payroll expenses. Our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, cash generated from the issuance of new Class A Units and new Class B Units, our PPP Loan and the available cash under our amended revolving credit loan and our amended revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our amended master credit agreement (the "Credit Agreement") with Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB as of May 29, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance together with the amended financial covenants set forth in our Credit Agreement effective as of May 29, 2020, we expect that we will be in a position to satisfy all of the financial covenants in our Credit Agreement for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ended September 30, 2020 (“Fiscal 2020”). However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the second quarter of Fiscal 2020 progressed and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment and, as a result our results for Fiscal 2020 may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies and diversify our products which is critical in order to drive positive results in a negative margin environment. We believe that consolidation within the ethanol industry, coupled with our location, good operating efficiencies and our solid team may provide new opportunities for our plant.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II-Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Recent Events

Preferred Membership Unit Purchase Agreement

Effective March 31, 2020, we entered into a Preferred Membership Unit Purchase Agreement (the “MUPA”) with HALE, LLC (“HALE”), an affiliate of Husker Ag, LLC (“Husker Ag”). Under the MUPA, HALE purchased 42,049 new Class A Units of the Company for an aggregate price of $5,000,000, or $118.91 per Class A Unit. Pursuant to the terms of those Class A Units, HALE, and by affiliation Husker Ag, has the right to approve certain actions customary for holders of senior equity, more specifically set forth in the Fourth Amended and Restated Operating Agreement (as defined below). The Class A Units have equal rights to distributions as other units of the Company, but, for distributions as a result of a liquidation (and deemed liquidation) holders of Class A Units will first receive the amount of their capital contributions (reduced by the amount of distributions received) prior to any other unit holders receiving any proceeds. Additionally, the Class A Unit holders are entitled to appoint four of the seven directors on the Company’s board of directors. As a condition to HALE’s obligations under the MUPA, the Company and HALE executed the Management Agreement (defined below), and the Company entered into the Fourth Amended and Restated Operating Agreement (defined below).

Amended and Restated Management Services Agreement

On January 15, 2020, we entered into a Management Services Agreement with Husker Ag for management services pertaining to our ethanol facility. Effective April 1, 2020 and pursuant to the terms of the MUPA, we entered into an Amended and Restated

Management Services Agreement (the “Management Agreement”) with HALE which replaced and superseded the original Management Services Agreement. Pursuant to the terms of the Management Agreement, HALE now provides management services to our ethanol facility, including providing us with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position.

The initial term of the Management Agreement is twelve months from the Effective Date. Upon expiration of the initial term, the Management Agreement will automatically renew for one-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the then-current term. Either party may terminate the Management Agreement for cause as defined in the Management Agreement. In the event of a change of control event pursuant to which a third party other than HALE or Husker Ag acquires control of the Company, either party has the right to terminate the Management Agreement upon ninety days written notice. During the initial term of the Management Agreement, we will pay HALE a monthly fee of $36,000 for the management services. The parties shall mutually agree upon the compensation for any renewal term prior to the expiration of the then-current term. In the event the parties are unable to agree upon compensation for any renewal term, we will pay HALE, on a monthly basis, an amount equal to 50% of the total salary, bonuses, benefits, expenses and costs incurred by the HALE and Husker Ag employees performing the services. The monthly payment will be paid on an estimated basis with a true up calculation and payment occurring as soon as possible at the end of the applicable HALE fiscal year.

Third Amended and Restated Operating Agreement of Lincolnway Energy, LLC

Effective as of March 30, 2020, the Company entered into the Third Amended and Restated Operating Agreement of the Company (the “Third Amended and Restated Operating Agreement”). The material terms of and changes made in the Third Amended and Restated Operating Agreement were previously disclosed to the members of the Company in the “PROPOSALS TO AMEND OUR OPERATING AGREEMENT” section of the Company’s 2020 Proxy Statement, filed with the SEC on February 28, 2020. These changes were approved by the members of the Company at the Special Meeting of the members on March 23, 2020.

Fourth Amended and Restated Operating Agreement of Lincolnway Energy, LLC

Effective as of April 1, 2020 the Company entered into the Fourth Amended and Restated Operating Agreement of the Company (the “Fourth Amended and Restated Operating Agreement”). The adoption of the Fourth Amended and Restated Operating Agreement was a condition precedent to HALE’s obligations under the MUPA. The Fourth Amended and Restated Operating Agreement contains material changes from the Third Amended and Restated Operating Agreement, including the following:

•
The Fourth Amended and Restated Operating Agreement provides for two new classes of units in the Company: Class A Units and Class B Units. HALE holds all Class A Units and is the sole Class A Member. The holders of the Class A Units and the Class B Units, the Class A Member and Class B Members, respectively, will share in operating distributions of the Company on the same basis as other members and will have the same number of votes as other members on issues presented to all members. The Class A Member and Class B Members, however, have certain rights that are not shared by the holders of the Company’s preexisting units-now called “Common Units.” These rights include, among other things, the following:

◦
a liquidation preference pursuant to which in the event of a liquidation (or Deemed Liquidation) the Class A Member and Class B Members will receive the return of their capital contributions, reduced by the amount of distributions received, prior to the Common Members receiving any proceeds. A “Deemed Liquidation” as defined in the Fourth Amended and Restated Operating Agreement includes a sale of all or substantially all of the Company’s assets in a single transaction or a series of transactions or a merger or consolidation of the Company with any other company or other transaction in which the holders of the Company's voting power prior to the transaction will hold less than 50% of the voting power of the surviving entity; and

◦
a class voting provision, providing that the Company cannot alter any provision of the Certificate of Organization or then current operating agreement if it would adversely alter the rights, preferences, privileges or powers of or restrictions on the Class A Units or Class B Units without the majority vote of the outstanding units affected thereby.

•
The Class A Member has special approval rights, meaning that the Company cannot take any of the following actions without the approval of the majority of the outstanding Class A Units, which include the following:

◦
create or authorize the creation of or issue any other security convertible into or exercisable for any equity security, having rights, preferences or privileges senior to or on parity with the Class A Units, or increase the authorized number of Class A Units;

◦	approve any merger, sale of assets or other reorganization or acquisition;

◦
approve the purchase, redemption or other acquisition of any Common Units of the Company, other than repurchases pursuant to unit restriction agreements approved by the Company’s board of directors upon termination of a consultant, director or employee;

◦	declare or pay any distribution with respect to any capital units prior to the Class A Units (except as otherwise provided in the Fourth Amended and Restated Operating Agreement);

◦	incur or guaranty indebtedness for borrowed money in excess of $25,000,000;

◦	create or hold capital units in any subsidiary that is not a wholly-owned subsidiary or dispose of any subsidiary units or all or substantially all of any subsidiary assets;

◦	increase or decrease the size of the Company’s board of directors;

◦	make any material change to the Company's business, or

◦	approve the liquidation or dissolution of the Company.

•
The Class A Member has certain preemptive rights, including the right to acquire its pro rata portion of any future issuances of units in the Company meaning that the Class A Member is protected from dilution of its interest by the issuance of additional units so long as it elects to exercise the preemptive right. However, this preemptive right did not apply to the private offering and resulting issuance of Class B Units discussed below under the section entitled “Additional Equity Issuances” and discussed further below in “Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds”.

•
The Company’s board of directors has been substantially restructured. Previously the Company’s board of directors had nine members split into three separate classes, each elected for staggered three-year terms. As of March 31, 2020, the Company had eight directors in office, and one vacancy. Now the Company’s board of directors is composed of seven directors, four of whom are appointed solely by the Class A Member and are called “Class A Directors”, and three of whom are nominated and elected by the Common Members and Class B Members collectively and are called “Elected Directors”. The Class A Directors serve until they resign, or the Class A Member removes them. The Elected Directors, other than those presently in office as of the date the Fourth Amended and Restated Operating Agreement was entered into, will generally be arranged into three classes, with one director in each class, each elected for staggered three-year terms.

◦
The four new Class A Directors appointed to the Company’s board of directors by the Class A Member, HALE, effective April 1, 2020, were are Robert Brummels, Dan Heard, James Krause, and Marvin Stech. All of these individuals are also directors of HALE and Husker Ag.

◦
The Elected Directors are three persons who were already members of the Company’s board of directors. They are Jeff Taylor, Bill Couser, and Rick Vaughan. Jeff Taylor will continue serving as an Elected Director until the 2022 annual meeting of the members, at which time he will be eligible for election to a three-year term expiring in 2025. Bill Couser will continue serving as an Elected Director until the 2022 annual meeting of the members, at which time he will be eligible for election to a two-year term expiring in 2024, with three-year terms available thereafter. Rick Vaughan will continue serving as an Elected Director until the 2023 annual meeting of the members, at which time he will be eligible for election to a three-year term expiring in 2026.

•
The quorum requirements for meetings of the Company’s members have been changed such that members represented in person or by proxy or written ballot at any meeting of the members holding at least twenty-five percent of the outstanding units (which shall include Members holding at least twenty-five percent of the outstanding Common Units and Class B Units, in the aggregate and, with respect to any matter upon which the Class A Units are entitled to vote, shall include Members holding at least twenty-five percent of the outstanding Class A Units) shall constitute a quorum.

•
The Fourth Amended and Restated Operating Agreement contains modifications to various provisions to expressly authorize and provide for “virtual” meetings of the members to take place by means of remote communications.

Resignation of Five Existing Directors

In connection with the restructuring of the Company’s board of directors pursuant to the Fourth Amended and Restated Operating Agreement, five of the Company’s directors resigned, effective April 1, 2020. These directors were Douglas Moore, James Dickson, Brian Conrad, Timothy Fevold, and Kurt Olson. These resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Change of Control of the Company

On April 1, 2020, upon the Company’s entry into the Fourth Amended and Restated Operating Agreement and issuance of the Class A Units to HALE pursuant to the terms of the MUPA, and in connection with the execution of the Management Agreement, a change of control occurred in the Company. Upon the occurrence of those events, HALE obtained control of the Company, which control was assumed from the Common Members of the Company who previously controlled it. Pursuant to the issuance of the Class A Units in accordance with the MUPA, the terms of Management Agreement, and the terms of the Fourth Amended and Restated Operating Agreement, HALE’s basis of control is that it presently (a) owns all of the outstanding Class A Units; (b) owns fifty percent of the Company’s outstanding equity securities; (c) has the right, as the sole Class A Member, to unilaterally elect a majority of the Company’s board of directors; (d) has the right to approve or prevent certain corporate actions as discussed above; and (e) will appoint persons to act as the Company’s General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time.

HALE obtained control of the Company in consideration of the $5,000,000 investment that it made pursuant to the MUPA in exchange for 42,049 Class A Units, at a per unit price of $118.91.

Additional Equity Issuances

On May 28, 2020, the Company closed its previously announced private offering of up to $2,500,000 of Class B Units to its existing members who are “accredited investors” (such members “Existing Accredited Members”), as such term is defined in Rule 501 of Regulation D, promulgated by the SEC (the “Class B Offering”). In connection with the Class B Offering, the Company sold 6,822 Class B Units to Existing Accredited Members for an aggregate purchase price of $811,204, at a per unit price of $118.91. In addition, on May 28, 2020, the Company also agreed to sell, and subsequently sold, 165 Class B Units to LKPK Holdings, LLC, a Nebraska limited liability company, for a purchase price of $19,620, at a per unit price of $118.91.

Pursuant to the terms of the MUPA, HALE agreed to make an additional equity investment in the Company to offset any shortfall from the $2,500,000 in the Class B Offering. Pursuant to this agreement, HALE will contribute cash to the Company in exchange for additional Class A Units in an amount equal to any shortfall in the $2,500,000 that the Company is seeking to raise in the aforementioned offering, thereby guaranteeing that the Company will receive a cumulative total capital infusion of $7,500,000 from the MUPA and the Class B Offering transactions. On May 28, 2020, the Company sold an additional 14,037 Class B Units to HALE for a purchase price of $1,669,176, at a per unit price of $118.91.

The table below sets forth the equity ownership in the Company by class of units outstanding upon the completion of the restructuring and equity issuances discussed above under the section entitled “Recent Events:”

Class of Units	Total Units Outstanding	Percentage Ownership
Common Units	42,049	40%
Class A Units	56,086	53%
Class B Units	6,897	7%
TOTAL	105,122	100%

Ethanol Supply and Demand

The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. In March, the COVID-19 virus impact upon the economy, coupled with the uncertainty within the oil industry between Russia and Saudi Arabia, drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. Many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), 75 ethanol plants have been idled, 79 plants are operating at reduced levels and 50 plants are operating near normal capacity. This means 50% of the industry's production capacity is off-line. Adding to the supply/demand imbalance is the stance taken by the Environmental Protection Agency (the "EPA") under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries which is discussed further in the section below entitled "Renewable Fuel Standard".

Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16.6 billion gallons with approximately 10% of such capacity currently idled. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 13.6% as compared to the calendar year 2018 according to the most recent available data from the U.S. Energy Information Administration ("EIA"). This decrease is primarily due to the reduction of exports to Brazil, historically one of the largest customers of U.S. ethanol as a result of tariffs implemented by Brazil on U.S. ethanol. Despite the reduction in exports to Brazil, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted almost 50% of all U.S. ethanol exports during calendar year 2019 as compared to 59% during the same period in 2018.

Similar to Brazil, tariffs implemented by China on U.S. ethanol has essentially eliminated China as an export market for U.S. ethanol. China was included in the top export markets during the first half of 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have been reduced to zero due to increased tariffs. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the ethanol market cannot be determined at this time.

Renewable Fuel Standard
The ethanol industry receives support through the Federal Renewable Fuels Standard (the “RFS”) which has been, and will continue to be, a driving factor in the growth of ethanol usage. The RFS requires that each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that allows refiners to use renewable fuel blends in those areas of the country where it is most cost-effective.   The EPA is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

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

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as Renewable Identification Numbers or RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season. On March 11, 2020, the EIA had gasoline consumption for 2020 flat with last year with gasoline prices being 18% lower than in 2019; however, this forecast did not take into account the COVID-19 virus impact on the U.S. economy or the previously mentioned Russia-Saudi Arabia oil production differences. The COVID-19 virus will have a significant impact on the U.S. and worldwide economy over the next few months, all unchartered territory that makes forecasting near impossible.

Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refinery waivers granted.  Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.”

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

As of October 2019, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. The 10th district court ruling on previously discussed nullified multiple small refinery exemptions ("SRE") by the EPA and caused D6 RINS to trade near the 24 cent per gallon level in January 2020.
Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As of December 31, 2019, the EPA has received sixteen requests for small refinery waivers that will be up for consideration during 2020. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

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

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") in late March 2020 in an attempt to offset the subsequent economic damage. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The United States Department of Agriculture ("USDA") was given additional resources for the Commodity Credit Corporation ("CCC") and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act also provided for the Small Business Administration (the "SBA") to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the "PPP") was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

Ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis. Management is currently exploring opportunities for use of ethanol produced at the Company’s plant for use in manufacturing hand sanitizer.

Executive Summary

Highlights for the three months ended March 31, 2020, are as follows:

•Total revenues was unchanged compared to the 2019 comparable period.

•Total cost of goods sold increased $1.6 million, or 6.3%, compared to the 2019 comparable period.

Net loss was approximately $3.1 million, which represents an increase in net loss of $1.7 million when compared to the net loss of $1.4 million for the 2019 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations through three months and six months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)
Income Statement Data	2020		2019		2020		2019

Revenue	$24,377	100.0%	$24,333	100.0%	$53,380	100.0%	$44,705	100.0%
Cost of goods sold	26,464	108.6%	24,905	102.4%	$54,358	101.8%	$49,200	110.1%
Gross (loss)	(2,087)	(8.6)%	(572)	(2.4)%	(978)	(1.8)%	(4,495)	(10.1)%
General and administrative expenses	955	3.9%	884	3.6%	1,765	3.3%	1,745	3.9%
Operating (loss)	(3,042)	(12.5)%	(1,456)	(6.0)%	(2,743)	(5.1)%	(6,240)	(14.0)%
Other income (expense), net	(88)	(0.4)%	25	0.1%	(411)	(0.8)%	2,973	6.7%
Net (loss)	$(3,130)	(12.9)%	$(1,431)	(5.9)%	$(3,154)	(5.9)%	$(3,267)	(7.3)%

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019.
Revenues. Total revenues remained flat for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. For the three months ended March 31, 2020 ethanol sales decreased by 4% and sales from co-products increased by 16%. The change in ethanol revenue was a result of a 6%, or $0.07 per gallon, decrease in the price per gallon received on a 2% increase in sales volume for the three months ended March 31, 2020, when compared to the three months ended March 31, 2019. Ethanol prices decreased due to increased inventories in the domestic market coupled with increased domestic production of ethanol resulting from the fact that ethanol plants increased production due to the recent corn harvest and in preparation for the upcoming driving season. Additionally, the COVID-19 pandemic affected the price of ethanol during March 2020

Sales from co-products increased by 16% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain revenue. Distillers grain revenue increased as market prices increased as a result of steady world and U.S. protein prices along with higher corn expense being incurred as an alternative feed substitute for the U.S. meat producer. The additional increase in distillers grains revenue related to improvement in production resulting in premium rail market sales due to 105 ton railcars being delivered instead of low 90 ton rail cars which previously resulted in a discounted price per ton as compared to premium rail market sales.

Cost of goods sold. Cost of goods sold increased by 6.3%, or approximately $1.6 million, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was primarily due to increases in corn costs. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased $2.8 million, or 15.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase resulted from a 5.3% increase in the price of corn. For the three months ended March 31, 2020 corn costs included a $580,856 net gain for derivatives relating to corn costs compared to a $401,949 net gain in the same quarter for the prior year. Corn costs represented 76.8% of cost of goods sold for the three months ended March 31, 2020 compared to 72.18% for the three months ended March 31, 2019.

Repairs and maintenance decreased approximately 25.8%, or $.441 million, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease was due an increased effort from internal maintenance staff completing required maintenance services instead of paying contractors to perform such services.

Depreciation expense increased approximately $.238 million, or 2%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in depreciation during the second quarter of Fiscal 2020 can be attributed to the Company capitalizing key equipment with longer asset life during the three month period March 31, 2019 due to its known replacement date.

General and administrative costs increased by $70,667, or 7.9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase is due to a combination of increased costs relating to changes in management effected during January 2020, and increased legal expenses due to capital raising activity during the three months ended March 31, 2020.

Results of Operations for the Six Months Ended March 31, 2020 as Compared to the Six Months Ended March 31, 2019

Revenues. Revenues increased by $8.7 million, or 19.4%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Ethanol sales increased $7.5 million, or 22.4%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The change in ethanol revenue was a result of an 8% increase in the price per gallon received as well as a 13.2% increase in sales volume for the six months ended March 31, 2020, when compared to the six months ended March 31, 2019. Ethanol prices increased due to relatively lower inventories in the domestic market coupled with reduction in production of ethanol due to the late corn harvest. Sales volume increased 13% as production run rates were increased due to improved yields and efficiencies resulting from measures implemented in the fall of 2019. During the six months ended March 31, 2020 there were no derivatives related to ethanol sales, compared to a $21,525 net gain in the prior period.

Sales from co-products increased by 15%, or $1.6 million for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Co-product revenue increased primarily due to a 24.8% increase in dried distillers grains revenue for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Distillers grain production increased as ethanol production rates increased. This improvement resulted to a better conversion of corn bushels into a heavier tons of distillers through process change.

Cost of goods sold. Cost of goods sold increased $5.1 million for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The increase was primarily due to increases in corn costs while costs related to repairs and maintenance decreased. Changes in other categories were fairly small and considered immaterial. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, increased by $6 million, or 20%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The increase was due to a 13.3% increase in corn bushels consumed due to increased run rates and higher ethanol production. For the six months ended March 31, 2020, corn costs included a $.2 million net loss for derivatives relating to future contracts, compared to a $.3 million loss for the six months ended March 31, 2019. The additional factor in the increased corn cost was a 6% increase in the per bushel price paid for the six-months ended March 31,2020 compared to the comparable period ending 2019. Corn costs represented 75.8% of cost of goods sold for the six months ended March 31, 2020, compared to 69.7% for the six-months emded March 31, 2019.

Repairs and maintenance decreased by $1.2 million, or 24%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The decrease was due the utilization of Company maintenance staff to perform the necessary maintenance work instead of hiring outside contractors as part of managements increased focus on cost control.

Depreciation expense decreased approximately $.5 million, or 83%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Depreciation decrease is based on the normal useful life.

General and administrative costs increased by $39,064, or 2.7%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The increase is due to additional legal fees and investor related expenses related to equity raise activity.

Other income decreased $3 million for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The decrease is due to approximately $3 million settlement payment received in exchange for the early termination of a contract.

Industry Factors that May Affect Future Operating Results

During the three months ended March 31, 2020, the ethanol industry experienced moderate ethanol production margins at the beginning and ended with extremely weak ethanol production margins in March as a result of a combination of factors including the following:

•
During the early months of 2020, the COVID-19 pandemic spread throughout the United States and worldwide. In an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The duration of the resulting downturn in economic activity is unknown both on a macro and a micro level and has led to historically low ethanol pricing such that it is currently unprofitable to operate our ethanol plants at such levels. Consequently, we have reduced our plants operating production capacity before and after our planned April maintenance shutdown which we extended to 10 days from the normal five days. The impacts of COVID-19 on our business operations, including the duration and impact on ethanol demand cannot be reasonably estimated at this time, although a prolonged reduction in production or potential stoppage at our plant would have a material adverse impact on our results of operations, financial condition and cash flows in Fiscal 2020.

•
Corn pricing ranged on the Chicago Board of Trade (the “CBOT”) from April 2020 recent of $3.03 to $3.99 in January 2020. The average nearby settle on the CBOT from January 2020 to April 2020 was 3.70 per bushel. The late harvest yields reported by the USDA showed production figures to date that confirm a yield higher than originally reported by USDA for the 2019 corn yield which USDA now reports having an estimated average at 168 bushels per acre which equates to 13.69 billion bushels. Cash basis levels moved slightly higher as a lack of farm selling and an extremely delayed harvest stretched available supplies to the breaking point at the end of the crop year. The resulting volatile cash prices created additional risks for the ethanol producer. Ethanol prices failed to keep pace with corn prices and as a result the industry has suffered negative margins during January and February. The Company is expecting an even more challenging year in corn origination in the 2019/2020 season with a projected total corn supply reduced to closer to 16 billion bushels as compared to the 17 billion bushel supplies the industry has enjoyed over the last 3 years. The USDA currently forecasts ending stocks of 1.9 billion bushels, or 14.0% of usage, and management expects relatively stable corn futures and basis for the first quarter of calendar 2020 with the chance for more volatile markets thereafter. The uncertainty to the actual corn supply is compounded by COVID - 19 because of the estimated 50% reduction in ethanol output which mean less corn is used because the lower demand used by ethanol.

•
Ethanol continues to see significant margin weakness because of the COVID-19 pandemic. The CBOT nearby Platts Ethanol settled priced ranged between $1.30 to $1.36 in January 2020 and dropped to a low of $0.85 on March 31, 2020. During April 2020, ethanol continued to drop in the first week of April dropped to $0.81 and has since increase to a range of $0.90 to $0.93 per gallon. During March and April, the EIA reported ethanol plants have cut production an estimated 50% from the peak production in January 2020.

•
Although there was substantial growth in export demand in recent years, export ethanol produced in the U.S. declined during the first two quarters of our Fiscal 2020 and we currently expect that the export growth curve will continue to move downward in the remainder of Fiscal 2020. As a result of the current trade war, despite a long term commitment to increased ethanol blending in gasoline, Chinese demand is likely to remain near zero. With protective tariffs still in place and improved availability of sugar cane ethanol, Brazilian imports of U.S. ethanol are forecast to decrease. In addition, given the current over supply in domestic ethanol inventories, the decrease in Brazilian demand caused by that country’s quota system and the attractiveness of U.S. imports from Brazil to meet advanced biofuel mandates and satisfy the California carbon intensity/low carbon fuel standard requirements, we expect foreign trade to continue to exert a negative impact on ethanol price.

•
The EIA released in its Short Term Energy Outlook report in March 2020 and indicated that U.S. gasoline demand is expected to remain flat at 9.3 million barrels per day; however, the EIA forecasts that gasoline demand will decrease in 2021 by 0.9%. The EIA's latest 2020 report also forecasts that retail gasoline prices will decrease by 17.7% in 2020, and increase by 8.9% for 2021. The price decrease is a result by recent actions in March 2020 by the Organization of Petroleum Exporting Countries and their allies to increase production and emphasize market share instead of a balance global oil market. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.

•
The forward environment for the U.S. ethanol industry is still very much in question as the Company enters its the final half of Fiscal 2020. Organic capacity growth continues to weigh on a stagnant domestic demand base. Smaller corn supplies will likely cause regional dislocations, resulting in volatile corn basis swings and potentially offer opportunities for ethanol producers in “corn rich” areas such as Iowa, to capitalize with higher priced ethanol sales. But given the current high levels of ethanol stocks and a corn supply adequate to supply demand at least into mid-2020, ethanol production margins may well remain depressed for the foreseeable future. The EPA’s maintenance in the Final 2020 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons is a continuance of the status quo.  Of much greater importance for domestic ethanol demand is the long awaited approval by the EPA of the sale of E15 blends year round.  This theoretically raises the potential demand for ethanol by upwards of 7 billion gallons.  Before any of this additional demand can be realized, significant changes must occur in the supply chain, particularly the installation of blender pumps at retail gas stations.  In addition, consumer education regarding the benefits of higher ethanol blends is critically important.  Management believes in the next 5-10 years the adoption of E15 blends could expand domestic ethanol consumption by as much as 2 billion gallons. But progress towards that goal will likely be very modest as pump and other infrastructure requirements will occur very slowly. Any positive effect on demand and market prices will likely be realized over years not months and slow to impact the Company's operations and financial condition. Given the hostility of the oil industry toward higher ethanol blends, and their control of half of the gas stations in the U.S., this promises to be a long and arduous process. Despite the potential positive impact of E15 sales in the future, management continues to have significant concerns about the impact of the small refiner waivers granted by the EPA (which are discussed further below) on any potential positive impacts from E15. The reduced usage requirements of the small refiners have not been passed along to large refiners and in the short run represents a greater potential hole in demand than the adoption of regulations permitting the year-round sale of E15 can fill.

•
The EPA continues to grant extensive small refinery exemptions with current estimates indicating that the EPA granted approximately 2.6 billion gallons of such waivers for 2019.  This demand impact is immediate and demonstrates the ongoing support of the current administration for the fossil fuel industry and continuing hostility towards the ethanol industry. The U.S. government continues to take positions which negatively impact domestic offtake of ethanol. Exemptions for small refiner blending of ethanol have now been granted even to subsidiaries of large multinational oil companies. Under the RFS, a small refinery (a refinery that processes less than 75,000 barrels per day) can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it within 90 days of submittal. The EPA granted significantly more of these waivers for 2018 and 2019 than they had in the past, totaling estimated two billion gallons of waived requirements. This effectively reduced the RFS volumes for those compliance years by that amount and has lowered RIN values significantly over the past calendar year which in turn adversely impacts the market and price for ethanol. However, on January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit struck down three specific waivers which had been challenged by biofuels industry groups stating that the waivers were improperly issued by the EPA. The court also found that the EPA abused its discretion in failing to explain how the EPA could conclude that a small refinery could suffer a disproportionate economic hardship while the EPA continued to consistently claim that costs for RIN compliance are passed through to, and recovered by, the same small refineries. Although this ruling is a positive signal to the marketplace, there is no guarantee that the EPA will cease granting small refinery waivers or that courts will strike down additional waivers granted by the EPA

We use futures and options strategies on the Chicago Mercantile Exchange to hedge some of the risk involved with changing corn prices, as well as the purchase and physical delivery of corn contracts from area farmers and commercial suppliers. We also incorporate risk management strategies to cover some of the risk involved with changing ethanol and distillers market prices. We continue to monitor the markets and attempt to provide for an adequate supply of corn and protection against rapid price increases for corn and price decreases for ethanol and distillers grains.

Management currently believes that our margins will continue to be tight to negative for the remainder of Fiscal 2020. Tightening corn supplies and continued over production of ethanol gallons will impact operating margins and our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain historically high or grow, or if U.S. exports of ethanol decline further.

Corn oil prices started to recover during the beginning of the 2020 and the price received remains higher than the previous year. The reinstated blenders’ tax credit for biodiesel could positively impact the price and demand for corn oil as biodiesel production margins improve. Corn oil supplies in the U.S. are expected to grow due to yield improvements which could offset the impact of lower ethanol production rates.

The Final 2020 Rule raised the renewable volume requirements for advanced biofuels from the 201 level of 4.9 billion gallons to 5.09 billion gallons and increased the biomass-based diesel from 2.1 billion gallons to 2.43 billion gallons. Additionally, the reinstated Blenders Tax Credit of $1.00 per gallon may positively impact the demand for corn oil. U.S. corn oil supplies are expected to grow by approximately 10%. World oilseed supplies are projected to be flat and world oilseed stocks are expected to contract. This suggests corn oil prices may fluctuate modestly.

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

Liquidity and Capital Resources

Credit Agreement Amendments

Effective May 29, 2020 (the “Effective Date”) the Company entered into an amendment (the “Amendment”) to its Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017, as previously amended February 23, 2018 (the “Credit Agreement”). CoBank, ACB (“CoBank”) continues to have a participation interest in the underlying loans issued under the Credit Agreement and continues to serve as administrative agent for the Credit Agreement. The Amendment modifies the working capital, net worth and debt service coverage ratio financial covenants in the Credit Agreement as follows:

•
Working Capital. The working capital financial covenant is modified to increase the minimum working capital the Company is required to have at the end of each financial statement period. Pursuant to the Amendment the Company must have an excess of current assets over current liabilities of not less than $10,000,000 (“Working Capital Amount”); except that in determining (a) current assets, any amount available under any revolving term promissory note with Lender under the Credit Agreement may be included, and (b) current liabilities, any amount of revolving promissory note with Lender under the Credit Agreement considered a non-current liability and any amount of previous operating lease(s) now reflected as a current liability may be excluded (all as determined in accordance with the Accounting Standards (as defined in the “Credit Agreement”)). The Working Capital Amount was previously $7,500,000.

•
Net Worth. The net worth financial covenant is modified to reduce the net worth amount the Company is required to have at the end of each financial statement period. Pursuant to the Amendment, the Company must have an excess of total assets over total liabilities of not less than $24,000,000 (all as determined in accordance with the Accounting Standards) (the “Net Worth Amount”), and a specified receivable is excluded. The Net Worth Amount was previously $25,000,000.

•
Debt Service Coverage Ratio. The language of this financial covenant is modified to provide that the application of this covenant to the Company does not commence until the fiscal year ending September 30, 2021 and to provide that commencing with the fiscal year ending September 30, 2021, the Company shall not have a Debt Service Coverage Ratio of less than 1.50 to 1.00. Under the Amendment, the definition of Debt Service Coverage Ratio is modified to mean: (a) net income (after taxes), plus depreciation and amortization, minus non-cash income from patronage/investments, minus extraordinary gains (plus losses), minus gains (plus losses) on asset sale; divided by (b) $5,000,000 (all as determined in accordance with the Accounting Standards).

In addition, the Amendment modified the dividend and distributions negative covenant set forth in the Credit Agreement to provide increased financial limitations on the ability of the Company to declare or pay dividends or distributions to its members. Under the Amendment, the Company may not declare or pay any dividends or purchase, redeem, retire or otherwise acquire for value any of its capital stock, or allocate or otherwise set apart any sum for any of the foregoing, except that beginning with fiscal year ending September 30, 2022 and each fiscal year thereafter, the Company may pay dividends in an amount up to 40.00% of its net income for the prior fiscal year assuming there no Event of Default or Potential Default has occurred and continues or would result therefrom. Notwithstanding the foregoing, the Company may pay dividends of up to 75% of net income for the prior fiscal year, provided that the Company’s working capital, pre and post distribution, remains above $15,000,000 million and assuming there no Event of Default or Potential Default has occurred and continues or would result therefrom.

In connection with the execution of the Amendment, the Company and Lender entered into an Amended and Restated Revolving Term Promissory Note dated May 29, 2020 (the “Restated Revolving Term Note”) which amended, restated and superseded the Amended and Restated Revolving Term Promissory Note dated December 28, 2018 (the “Prior Revolving Term Note”). The Restated Revolving Term Note amends the Prior Revolving Term Note to delay the commencement of the maximum commitment amount reduction schedule for a year so that the new maximum commitment amount reduction schedule is as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

In connection with the execution of the Amendment, the Company and the Lender entered into an Amended and Restated Revolving Credit Promissory Note dated May 29, 2020 (the “Restated Revolving Credit Note”) which amended, restated and superseded the Revolving Credit Promissory Note dated June 28, 2019 to extend the maturity date to January 1, 2021, subject to an annual renewal.

In connection with the execution of the Credit Agreement, the Company and the Lender also entered into an Amended and Restated Letter of Credit Promissory Note dated May 29, 2020 (the “Restated Letter of Credit Note”) which amended, restated and superseded the Revolving Letter of Credit Promissory Note dated June 28, 2019. The maximum amount of the letter of credit commitment was changed to $1,307,525.

In addition, the Lender provided the Company with a letter dated May 28, 2020 waiving past violations resulting from non-compliance with the working capital, net worth and debt service coverage ratio financial covenants from June 30, 2019 through April 30, 2020.
Cash Injections and Mitigation of Previous Going Concern Uncertainty
Recently, the Company has completed several transactions that has resulted in the Company’s receipt of the following injections of cash:

•	On March 31, 2020, the Company received $5,000,000 million in cash in connection with the issuance of 42,049 new Class A Units.

•	On April 13, 2020, the Company received $505,700 under the Paycheck Protection Program administered by the U.S. Small Business Administration.

•	On May 28, 2020, the Company received an additional $2,500,000 in cash in connection with the issuance of an additional 14,037 Class A Units and 6,987 new Class B Units.

As discussed above, the Report of Independent Registered Public Accounting Firm included in the Company’s 2019 Form 10-K included an explanatory paragraph expressing doubt regarding the Company’s ability to continue as a going concern. Management also disclosed a going concern uncertainty in the Company’s financial statements included in the Q1 2020 Form 10-Q. Based on the completion of the transactions described above together with the continued effects of our recent capital issuances and our improved liquidity, management believes the previously reported going concern uncertainty has been mitigated.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, the cash received from our recent equity issuances, our PPP Loan, and the available cash under our revolving term loan and our revolving credit loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our Credit Agreement as of May 29, 2020, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our Credit Agreement for the next twelve months.

Despite the uncertainty related to the impact of the COVID-19 pandemic on our future results, management expects to have sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations, available cash reserves and available cash under our revolving term loan and our revolving credit loan.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our ability to obtain ongoing credit from our primary lender and, if needed, to obtain waivers of covenant violations;

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2020	2019
Net cash provided by (used in) operating activities	$1,425,437	$(5,108,290)
Net cash (used in) investing activities	(256,731)	(1,869,658)
Net cash provided by financing activities	3,750,000	6,450,000
Net increase (decrease) in cash and cash equivalents	$4,918,706	$(527,948)

Cash Flow Provided by (Used In) Operations

For the six months ended March 31, 2020, net cash provided by operating activities increased by $1.4 million when compared to net cash provided by operating activities for the six - months ended March 31, 2019. The increase in cash provided by operating activities is due to the reduction of operating expenses and improved production efficiencies and timing in working capital components.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased $1.6 million for the six month ended March 31, 2020 compared to the six months ended March 31, 2019. The decrease was due to less capitalized expenses and improvements to the facility as the plant has implemented a preventive maintenance plan.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $2.7 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019.
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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the March 31, 2020 balance sheet at their fair value. Although Lincolnway Energy believes our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the six months ended March 31, 2020 and 2019, the Company had a lower of cost or net realizable value inventory adjustment of $820,000 and $511,000 respectively.

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

During the quarter ended March 31, 2020, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.35 per bushel in March 2020 delivery to a high of $3.98 per bushel during January 2020 delivery. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2019 ranged from a low of $3.53 per bushel for March 2019 delivery to a high of $3.83 per bushel for January 2019 delivery.

The average price we received for our ethanol FOB Nevada, Iowa during the three months ended March 31, 2020 was $1.14 per gallon, as compared to $1.21per gallon during the three months ended March 31, 2019.

During the quarter ended March 31, 2020, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $0.85 per gallon in March 2020 delivery to a high of $1.36 per gallon for January 2020 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data during the three months ended March 31, 2019 ranged from a low of $1.25 per gallon for January 2019 delivery to a high of $1.41 per gallon for March 2019 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended March 31, 2020 was $580,856, as opposed to a net loss of $424,449 for the three months ended March 31, 2019.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity.  Our natural gas costs will therefore vary, and the variations could be material.  Our natural gas costs for the three months ended March 31, 2020 represented approximately 5.86% of our total cost of goods sold for that period.

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

Item 1A. Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2019, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The COVID-19 pandemic may negatively affect our operations, financial condition, and demand for our products depending on the severity and longevity of the pandemic and its effects.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and commodities markets, in addition to the global financial markets. This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and these may limit access to our facilities, customers, suppliers, management, support staff and professional advisors. At this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event. Furthermore, the aforementioned factors may hamper efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on its severity and longevity, the COVID-19 pandemic may have a material adverse effect on our business, customers, and members.
The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, "OPEC"), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. The actions of OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. As an example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. Although the negotiations were unsuccessful, in March 2020, members of OPEC considered extending and potentially increasing these oil production cuts, In response, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, future financial condition and results of operations.

The impact of adverse economic conditions on gasoline could have a material adverse impact on the price and demand for ethanol and our financial performance.

The demand for gasoline correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on gasoline prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g.COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19), that impair the functioning of financial markets and institutions also may adversely impact the demand for gasoline. Reduced demand for gasoline may impair demand for ethanol, harm our operations and negatively impact our financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on June 3, 2020, on May 28, 2020 (the “Closing Date”), the Company closed its previously announced private offering of new Class B Units (the “Class B Offering”) to its existing members who are “accredited investors” (such members “Existing Accredited Members”), as such term is defined in Rule 501 of Regulation D, promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to subscription agreements between the Company and certain Existing Accredited Investors entered into as part of the Class B Offering, the Company sold 6,822 new Class B Units for an aggregate price of $811,204, or $118.91 per unit.

Also effective as of the Closing Date (a) pursuant to the Preferred Membership Unit Purchase Agreement between the Company and HALE, LLC, an Iowa limited liability company (“HALE”) dated as of March 31, 2020 (a copy of which was previously filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020) incorporated herein by reference (the “MUPA”) the Company sold an additional 14,037 Class A Units to HALE for $1,669,176, or $118.91 per unit, and (b) pursuant to a separate subscription agreement between the Company and LKPK Holdings, LLC, a Nebraska limited liability company (“LKPK”), the Company agreed to sell and subsequently sold 165 Class B Units to LKPK for $19,620, or $118.91 per unit. The aggregate price for the sale of these Class A Units and Class B Units was $2,500,000, or $118.91 per unit. These securities were sold for cash consideration, and there were no underwriting discounts, sales commissions, or brokerage fees applied or paid in the transaction.

These sales were consummated in reliance on the exemption from registration found in Rule 506(b) of Regulation D, promulgated by the SEC under the Securities Act. The facts relied upon to make the exemption available are that (a) the securities were offered and sold exclusively to accredited investors, as such term is defined in Rule 501 of Regulation D; (b) no general solicitations were made in connection with the offer or sale of the securities; (c) the securities bear the required statutory legend prescribing the restrictions on transfer and resale applicable to the securities as required by Section 502 of Regulation D; (d) none of the “bad actor” disqualification events contained in Rule 506(d) of Regulation D apply to any pertinent person or entity in the offering; and (e) the Company filed the Form D notice, and all other necessary notices, in a timely manner with all applicable securities regulators, both state and federal.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
3	3.2.1	Third Amended and Restated Operating Agreement of Lincolnway Energy , LLC	*
3	3.2.2	Fourth Amended and Restated Operating Agreement of Lincolnway Energy, LLC	*
10	10.1	Preferred Membership Unit Purchase Agreement dated as of March 31, 2020 between Lincolnway Energy, LLC and HALE, LLC	*
10	10.2	Amended and Restated Management Services Agreement between Lincolnway Energy, LLC and HALE, LLC **	*
10	10.3	Amendment to Credit Agreement dated as of May 29, 2020 between Lincolnway Energy, LLC, Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	***
10	10.4	Amended and Restated Revolving Term Promissory Note dated as of May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, FLCA	***
10	10.5	Amended and Restated Revolving Credit Promissory Note dated as of May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	***
10	10.6	Amended and Restated Letter of Credit Promissory Note dated as of May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	***
10	10.7	Grain Procurement Agreement between Lincolnway Energy, LLC and Husker Trading, Inc.	^

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Interim Chief Financial Officer†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on April 3, 2020.
** Management contract or compensatory plan
*** Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on June 4, 2020.
^ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Committee on February 14, 2020
† This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

June 19, 2020	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

June 19, 2020	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer