Form 10-Q
period 2020-06-30
Lincolnway Energy, LLC
filed 2020-08-14
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: On August 7, 2020 the total number of units outstanding was 105,122 units made up of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2020	September 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,772,643	$260,858
Derivative financial instruments (Note 9 and 10)	56,402	188,694
Trade and other accounts receivable (Note 8)	3,472,836	3,259,768
Inventories (Note 3)	7,313,399	6,440,716
Prepaid expenses and other	695,693	308,184
Total current assets	16,310,973	10,458,220

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,548,308
Plant and process equipment	86,513,186	86,110,958
Office furniture and equipment	447,130	455,129
Construction in progress	6,796,507	6,806,549
	108,472,148	108,077,409
Accumulated depreciation	(69,291,129)	(65,685,719)
Total property and equipment	39,181,019	42,391,690

OTHER ASSETS
Right of use asset operating lease, net of accumulated amortization (Note 8)	5,711,404	—
Other	1,102,769	864,082
Total other assets	6,814,173	864,082

Total assets	$62,306,165	$53,713,992

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2020	September 30, 2019
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,216,572	$1,794,431
Accounts payable, related party (Note 7)	629,033	375,394
Accrued loss on firm purchase commitments	—	67,591
Accrued expenses	917,969	776,385
Current maturities of long-term debt (Note 5 & 6)	505,700	25,000,000
Revolving credit loan (Note 4)	—	300,000
Current portion of operating lease liability (Note 8)	1,811,934	—
Total current liabilities	5,081,208	28,313,801

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	23,200,000	—
Operating lease liability (Note 8)	3,899,470	—
Other	725,763	649,799
Total noncurrent liabilities	27,825,233	649,799

COMMITMENTS AND CONTINGENCY (Note 8 and 9)	—	—

MEMBERS' EQUITY
Member contributions, 105,122 and 42,049 units issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	46,490,105	38,990,105
Retained (deficit)	(17,090,381)	(14,239,713)
Total members' equity	29,399,724	24,750,392

Total liabilities and members' equity	$62,306,165	$53,713,992

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)
Revenues (Notes 2 and 8)	$20,136,749	$26,488,313	$73,516,378	$71,193,326

Cost of goods sold (Note 7 and 8)	18,816,144	28,137,492	73,173,710	77,337,800

Gross profit (loss)	1,320,605	(1,649,179)	342,668	(6,144,474)

General and administrative expenses	766,079	1,028,108	2,531,239	2,773,045
Bad debt expense	—	4,385,009	—	4,385,009
Operating income (loss)	554,526	(7,062,296)	(2,188,571)	(13,302,528)

Other income (expense):
Interest income	2,959	(30,990)	9,180	7,701
Interest expense	(254,237)	(342,335)	(897,949)	(446,723)
Other income	—	40,779	226,672	3,079,940
	(251,278)	(332,546)	(662,097)	2,640,918

Net income (loss)	$303,248	$(7,394,842)	$(2,850,668)	$(10,661,610)

Weighted average units outstanding	91,953	42,049	58,776	42,049

Net income (loss) per unit - basic and diluted	$3.30	$(175.87)	$(48.50)	$(253.55)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174
Issuance of 42,049 membership units	5,000,000	—	5,000,000
Net (loss)	—	(3,129,698)	(3,129,698)
Balance, March 31, 2020	$43,990,105	$(17,393,629)	$26,596,476
Issuance of 21,024 membership units	2,500,000	0	2,500,000
Net income	0	303,248	303,248
Balance, June 30, 2020	$46,490,105	$(17,090,381)	$29,399,724

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net (loss)	—	(1,836,126)	(1,836,126)
Balance, December 31, 2018	$38,990,105	$(2,827,033)	$36,163,072
Net (loss)	—	(1,430,642)	(1,430,642)
Balance, March 31, 2019	$38,990,105	(4,257,675)	$34,732,430
Net (loss)	—	(7,394,842)	(7,394,842)
Balance, June 30, 2019	$38,990,105	(11,652,517)	$27,337,588

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2020	June 30, 2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,850,668)	$(10,661,610)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,614,282	4,105,400
Loss on disposal of property and equipment	—	228,475
Accrued loss on firm purchase commitments	(67,591)	181,078
Bad debt expense	—	4,385,009
Changes in working capital components:
Trade and other accounts receivable	(213,068)	(341,979)
Inventories	(872,683)	(958,478)
Prepaid expenses and other	(550,232)	(24,956)
Accounts payable	(540,251)	(489,825)
Accounts payable, related party	253,639	(491,985)
Accrued expenses	141,584	(352,436)
Derivative financial instruments	132,292	(545,062)
Net cash (used in) operating activities	(952,696)	(4,966,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(441,219)	(2,930,185)
Proceeds from sale of property and equipment	—	15,000
Net cash (used in) investing activities	(441,219)	(2,915,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from operating line of credit	10,467,500	—
Payments on operating line of credit	(10,767,500)	—
Proceeds from long-term borrowings	27,505,700	50,050,000
Payments on long-term borrowings	(28,800,000)	(42,650,000)
Proceeds from issuance of membership units	7,500,000	—
Net cash provided by financing activities	5,905,700	7,400,000

Net increase (decrease) in cash and cash equivalents	4,511,785	(481,554)

CASH AND CASH EQUIVALENTS
Beginning	260,858	668,456
Ending	$4,772,643	$186,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest, including capitalized interest for 2020 of $0 and 2019 of $304,947	979,929	839,649

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	23,365	26,907
Construction in progress converted to note receivable	—	4,080,000
Establishment of lease liability and right of use asset	6,691,675	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2019 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2020 and for the nine months ended June 30, 2020 and 2019 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2019 contained in the Company's Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of June 30, 2020 and September 30, 2019.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of June 30, 2020 and September 30, 2019, the Company recognized a reserve and resulting loss of approximately $0 and $76,000 respectively, for a lower of net realizable value or cost inventory adjustment due to low market prices for ethanol.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $0 and $68,000 as of June 30, 2020 and September 30, 2019, respectively.

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

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. On March 31, 2020, 42,049 new Class A Units were issued which Class A Units are a separate class of unit than the units issued to existing members which have been renamed “Common Units”. On May

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

28, 2020, the Company issued an additional 14,037 Class A Units and 6,987 new Class B Units. The combined issuance of Class A Units is 56,086 units and the total issuance of Class B Units is 6,987 units. There are also 42,049 Common Units outstanding for an aggregate number of 105,122 units outstanding comprised of Class A Units, Class B Units and Common Units. The weighted average number of units is based on days outstanding for the reporting period. The Class A Units and Class B Units have a liquidation preference which provides that in the event of a liquidation or deemed liquidation, the Class A and Class B members will receive the return of their capital contributions, reduced by the amount of distributions received, prior to the holders of Common Units receiving any proceeds.

Recently Issued Accounting Pronouncements:  In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02 "Leases" (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous Generally Accepted Accounting Principles ("GAAP"). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. Additionally, the Company has elected to account for lease and related non-lease components as a single lease component. The Company elected the option to apply the transition provisions at adoption date instead of the earliest comparative period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to the previous periods presented. See additional disclosure in Note 8.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Ethanol, net of hedging gain (loss)	$14,025,039	$21,006,222	$55,182,772	$54,649,341
Distillers Grains	4,360,153	3,761,379	13,715,936	11,253,448
Other	1,751,557	1,720,712	4,617,670	5,290,537
Total	$20,136,749	$26,488,313	$73,516,378	$71,193,326

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2020	September 30, 2019

Raw materials, including corn, chemicals, parts and supplies	$4,051,295	$4,902,526
Work in process	743,619	900,459
Ethanol and distillers grains	2,518,485	637,731
Total	$7,313,399	$6,440,716

Note 4. Revolving Credit Loan

The Company has a revolving credit loan with a bank which provides for loans not to exceed $4,000,000 outstanding at any time. The loan originally matured on January 1, 2020 but the Company received an extension on December 24, 2019 extending the

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

maturity date to June 1, 2020. Effective as of May 29, 2020, the Company and the bank amended the revolving credit loan to extend the maturity date of the revolving credit loan until January 1, 2021. Interest accrues at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.93% as of June 30, 2020). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master credit agreement. There was an outstanding balance of $0 and $300,000 on the revolving credit loan as of June 30, 2020 and September 30, 2019, respectively.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Effective May 29, 2020, the Company and the bank amended the revolving term loan to modify the step-down reduction of available borrowing capacity to defer the initial step-down reduction of $5,000,000 originally scheduled for October 20, 2020 to October 20, 2021. As amended, the Company’s borrowing capacity under the revolving term loan will reduce by $5,000,000 every year starting October 20, 2021 until October 1, 2024 when the loan expires. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.93% as of June 30, 2020). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master agreement. At June 30, 2020 and September 30, 2019, the outstanding balance on the revolving term loan was $23,200,000 and $25,000,000, respectively.

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

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum letter of credit commitment of $1,307,525. As of June 30, 2020, the outstanding amount payable by the Company under the letter of credit was $1,307,525.

On April 13, 2020, the Company received a loan in the amount of $505,700 under the new Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration. The PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020, utility payments under agreements before February 1, 2020 and certain other specified costs can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. Management believes our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions. The PPP loan has a maturity date April 13, 2022 and management currently believes this loan will be forgiven before maturity. The stated interest rate on this loan is 1% if not forgiven.

Note 6. Liquidity and Management Plans

The Company’s financial statements for the fiscal year ended September 30, 2019 were prepared assuming that the Company would continue as a going concern. However, the Company has experienced an extended period of depressed margins which has resulted in a significant decrease in working capital and cash over those periods and resulted in the Company’s failure to satisfy its financial covenants under its master credit agreement. As detailed in the Company’s Form 10-K for the fiscal year September 30, 2019 (the “2019 Form 10-K”), the Company was not in compliance with certain financial covenants under its master credit agreement as of September 30, 2019. As a result, the Report of Independent Registered Public Accounting Firm included in the Company’s 2019 Form 10-K included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Management also disclosed a going concern uncertainty in the Company’s financial statements included in the Company’s Form

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

10-Q for the fiscal quarter ended December 31, 2019 filed with the SEC on February 14, 2020 (the “Q1 2020 Form 10-Q”). During the fiscal second quarter and thereafter, management determined that the previous going concern uncertainty has now been mitigated based on the following:

•	On March 31, 2020, the Company received $5,000,000 million in cash in connection with the issuance of 42,049 new Class A Units.

•	On April 13, 2020, the Company received $505,700 cash proceeds under the Paycheck Protection Program administered by the U.S. Small Business Administration which is discussed further in Note 5.

•	On May 28, 2020, the Company received an additional $2.5 million in cash in connection with the issuance of an additional 14,037 Class A Units and 6,987 new Class B Units.

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

Note 7.    Related-Party Transactions

The Company had the following related-party activity with members during the nine months ended June 30, 2020 and 2019:

Corn Commitment:
June 30, 2020

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,548,363	300,000	January 2021	$629,033

Corn Purchased:
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Related Parties	$12,512,644	$8,781,404	$41,335,537	$30,992,085

On January 15, 2020, the Company entered into a Management Services Agreement with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility. Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Management Agreement”) with HALE, LLC, an affiliate of Husker Ag (“HALE”), which replaced and superseded the original Management Services Agreement between the Company and Husker Ag. Pursuant to the terms of the Management Agreement, HALE now provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position. For three month and nine month period ended June 30, 2020, Lincolnway Energy incurred expenses $242,096 and $389,849 due to Husker Ag LLC for services and out-of-pocket travel expenses. At June 30, 2020 $60,900 was included in accrued expenses on the balance sheet.

Effective March 31, 2020, the Company and HALE entered into a Preferred Membership Unit Purchase Agreement (the “MUPA”) pursuant to which HALE purchased 42,049 new Class A Units of the Company for an aggregate price of $5,000,000. Effective on May 28, 2020, in accordance with the terms of the MUPA, HALE purchased an additional14,037 Class A Units for an aggregate price of $1,669,176. As a result, HALE holds a total of 56,086 new Class A Units. In connection with the investment by HALE

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

in the Company and pursuant to the terms of the MUPA and the Company’s current operating agreement, HALE has the right to appoint four of the Company’s seven directors (the “Class A Directors”). The Class A Directors serve until they resign or HALE removes them. The remaining three directors are elected by the members holding Common Units and Class B Units.

Note 8.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were $14,025,039 and $55,182,772, respectively, for the three and nine months ended June 30, 2020. Revenues with this entity were $21,006,221and $54,627,815, respectively for the three and nine months ended June 30, 2019. Trade accounts receivable of $2,400,244 were due from this entity as of June 30, 2020. As of June 30, 2020, the Company had ethanol unpriced sales commitments with this entity of approximately 14.1 million gallons through September 2020.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $4,473,741 and $14,226,207, respectively, for the three and nine months ended June 30, 2020. The revenues from this entity were $3,761,379 and $11,253,448, respectively, for the three and nine months ended June 30, 2019. The Company sells corn oil to this entity as a third-party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of $758,047 were due from this entity as of June 30, 2020. The Company had distillers grain sales commitments with this entity of approximately 25,430 tons, for a total sales commitment of approximately $3.1 million.

As of June 30, 2020, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $397,592. These contracts matured on July 2020. The Company had no basis contract commitments with unrelated parties to purchase corn.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10-year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At June 30, 2020, the remaining commitment was approximately $1.3 million.

As of June 30, 2020, the Company had purchase commitments for natural gas basis contracts with an unrelated party totaling 395,313 MMBtu's maturing at various dates through October 2020.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended June 30, 2020 and 2019 was approximately $470,000 and $497,000, respectively. Rent expense for the operating leased during the nine months ended June 30, 2020 and 2019 was approximately $1,489,000 and $1,540,000, respectively. The lease agreements have maturity dates ranging from June 2021 to September 2025.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at June 30, 2020 is $5,711,404.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

At June 30, 2020, the Company had the following approximate future minimum rental commitments through September 30 of each year:

2020	$466,125
2021	1,853,440
2022	1,581,044
2023	1,286,169
2024	982,275
Thereafter	513,450
Total	$6,682,503

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of June 30, 2020 is shown below:

Undiscounted future payments	$6,682,503
Discount effect	1,045,542
$5,636,961

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

Derivatives not designated as hedging instruments are as follows:

	June 30, 2020	September 30, 2019
Derivative assets - corn contracts	$43,300	$531,875
Derivative liabilities - corn contracts	(121,687)	(93,650)
Cash due from (due to) broker	134,789	(249,531)
Total	$56,402	$188,694

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

The effects on operating income from derivative activities are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Gains in revenues due to derivatives related to ethanol sales:
Realized gain	$—	$—	$—	$21,525
Total effect on revenues	—	—	—	21,525

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	601,750	(444,267)	1,635,018	327,033
Unrealized (loss)	(430,088)	(561,425)	(713,738)	(971,738)
Total effect on corn cost	171,662	(1,005,692)	921,280	(644,705)
Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	—	—	—	13,660
Unrealized gain	—	—	—	3,460
Total effect on natural gas cost	—	—	—	17,120
Total effect on cost of goods sold	171,662	(1,005,692)	921,280	(627,585)
Total gain due to derivative activities	$171,662	$(1,005,692)	$921,280	$(606,060)

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

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all the Company's financial assets and financial liabilities carried at fair value.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$43,300	$43,300	$—	$—
Liabilities, derivative financial instruments	$121,687	$121,687	—	—

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$531,875	$531,875	$—	$—

Liabilities, derivative financial instruments	$93,650	$93,650	$—	$—

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

We also extract corn oil from the syrup generated in the production of ethanol. We market and distribute all of our corn oil directly to end users and third-party brokers within the domestic market.

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. (“Air Products”), has a plant located on the Company’s site that collects the carbon dioxide gas that is produced as part of the fermentation process and converts that raw carbon dioxide gas into liquid carbon dioxide. Air Products also markets and sells the liquid carbon dioxide.

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lock downs, self-quarantine requirements, and travel restrictions on their citizens. These actions have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol.

Operations

In April, at the beginning of this quarter, we conducted our annual maintenance shutdown as planned. Because of COVID-19 we elected to extend the shutdown an additional five days. As a result of health concerns associated with bringing vendors and service providers to our plant, our maintenance and plant staff performed the maintenance. When the plant started back up, production levels increased, energy consumption was reduced and plant operational performance showed increased efficiencies. By the end of the third quarter, the plant was operating at an annualized production rate of 80 million gallons a year, our natural gas consumption rate decreased to an estimated 23,000 BTUs per gallon and our electricity usage dropped to a half a kilowatt per gallon.

We have also been working to improve our dry distiller grains product over the past months. Instead of producing and shipping a 92-ton product in a single rail car, we improved the weight of the product to nearly 105 tons in that same single rail car. In addition, during the COVID-19 pandemic, we have continued to produce CO2 which was needed by municipalities and food processing plants.

The global COVID-19 pandemic has resulted in a materially increased demand for hand sanitizer and a shortage in inventory. As a result, pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”) in light of the COVID-19 pandemic inventory shortage, several ethanol plants and industrial chemical companies implemented a process to turn ethanol into hand sanitizer for medical and consumer applications. However, in June 2020, the FDA prohibited certain ethanol plants without specialized purification processes in place from producing and distributing hand sanitizer by limiting chemicals permitted in the finished product and as a result forced such ethanol plants to halt production and cancel supply agreements. We will continue to monitor the demand for hand sanitizer and both the applicable FDA and EPA regulations that could potentially create opportunities for the Company in the future.

During the last several years, the Company, along with the ethanol industry as a whole, have experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels which negative market conditions have been compounded by the impact of COVID-19. Despite the increased plant efficiencies we have achieved during the global pandemic, the long-term impact of the pandemic on the Company and the ethanol industry is uncertain and therefore, management plans to continue to monitor COVID-19 developments and economic conditions within the market and make adjustments accordingly.

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

The COVID-19 outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely affected.

Paycheck Protection Program Loan

On April 13, 2020, the Company received a loan in the amount of $505,700 under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19 and administered by the U.S. Small Business Administration. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020, utility payments under agreements before February 1, 2020 and certain other specified costs can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. Management believes our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, cash generated from the issuance of new Class A Units and new Class B Units, our PPP Loan and the available cash under our amended revolving credit loan and our amended revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our amended master credit agreement (the "Credit Agreement") with Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB as of June 30, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance together with the amended financial covenants set forth in our Credit Agreement effective as of June 30, 2020, we expect that we will be in a position to satisfy all of the financial covenants in our Credit Agreement for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our results for the fiscal year ended September 30, 2020 (“Fiscal 2020”). Despite the positive financial performance achieved by the Company during the third quarter of Fiscal 2020, the challenges posed by the COVID-19 pandemic on the ethanol industry and the global economy continued throughout the third quarter of Fiscal 2020 and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment and, as a result our results for Fiscal 2020 may be significantly affected.

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

◦
The four new Class A Directors appointed to the Company’s board of directors by the Class A Member, HALE, effective April 1, 2020, were are Robert Brummels, Dan Heard, James Krause, and Marvin Stech. All these individuals are also directors of HALE and Husker Ag.

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

Pursuant to the terms of the MUPA, HALE agreed to make an additional equity investment in the Company to offset any shortfall from the $2,500,000 in the Class B Offering. Under the MUPA, HALE agreed to contribute cash to the Company in exchange for additional Class A Units in an amount equal to any shortfall in the $2,500,000 that the Company sought to raise in the Class B Offering discussed above which guaranteed that the Company would receive a cumulative total capital infusion of $7,500,000 from the MUPA and the Class B Offering transactions. In accordance with the terms of the MUPA, on May 28, 2020, the Company sold an additional 14,037 Class B Units to HALE for a purchase price of $1,669,176, at a per unit price of $118.91.

The table below sets forth the equity ownership in the Company by class of units outstanding upon the completion of the restructuring and equity issuances discussed above under the section entitled “Recent Events:”

Class of Units	Total Units Outstanding	Percentage Ownership
Common Units	42,049	40%
Class A Units	56,086	53%
Class B Units	6,987	7%
TOTAL	105,122	100%

Ethanol Supply and Demand

The ethanol industry has been dramatically affected by COVID-19 from the middle of January 2020 through April of 2020. The ethanol industry is still responding to the uncertainty of consumer driving patterns with the stay at home orders enacted by federal, state and local government authorities as well as the stay at home policies maintained by corporate entities. During the first of half of calendar year 2020, many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), 75 ethanol plants have been idled, 79 plants are operating at reduced levels and 50 plants are operating near normal capacity. This means 50% of the industry's production capacity is off-line. Adding to the supply/demand imbalance is the stance taken by the Environmental Protection Agency (the "EPA") under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries which is discussed further in the section below entitled "Renewable Fuel Standard".

Domestic ethanol use peaked the week ended of March 6, 2020 at around 14 billion gallons per year as reported by the Energy Information Agency (“EIA”). Domestic ethanol plant production peaked the week ended January 10, 2020 near 16.7 billion annualized as reported by EIA. The industry currently has capacity to produce over 17 billion gallons with approximately 10% of such capacity currently in a long-term idled state. The COVID-19 pandemic became a mainstream news topic during the week ended January 10, 2020. On January 13, 2020 sources such as Apple Mobility started using this date as the base line in tracking consumer mileage patterns. The week ended April 24, 2020, the EIA reported ethanol plant production for 2020 dropped to 49.04% from production as of January 10, 2020. The EIA reported consumption of ethanol dropped to 7.6 billion gallons for the week ended April 3, 2020 which was the first week of the calendar quarter for this reporting period. This low consumption week came four weeks after the EIA reported peak consumption near 14 billion annualized ended March 6, 2020. During this time period several states implemented stay at home restrictions with California restrictions effective March 19, 2020 and states such as Illinois, New Jersey and New York effective shortly thereafter. These restrictions adversely impacted driving habits and gasoline consumption and therefore reduced consumption of ethanol. Additionally, during the week ended April 3, 2020, the domestic inventory level according to the EIA data was near 54 days on hand. This amount is 25 to 30 days higher than historical typical domestic inventory days on hand and highlights the domestic oversupply within the ethanol industry which has been exacerbated by the COVID-19 pandemic.

As we ended the quarter for the week ended July 3, 2020, ethanol production improved to almost 14 billion gallons as reported by the EIA or 83.47% off the peak production week ended January 10, 2020 while consumption improved to 12.9 billion gallons or a 69% consumption increase since the first week of this calendar quarter. Despite the increase in consumption, a significant disparity between domestic production and inventories as compared to domestic consumption remains which could have an adverse impact on market demand and prices. Moreover, the continued impact of the COVID-19 pandemic on the industry, including enhanced or additional stay at home restrictions, could further negatively impact domestic consumption and the demand for, and prices of, ethanol which could adversely impact our financial performance.

Ethanol prices as reported on the Chicago Board of Trade (CBOT) nearby Platts ethanol settlement was $0.81 a gallon on April 1, 2020. This is the lowest price reported in the ethanol industry in at least 20 years. Since April 1, ethanol price has rallied to a nearby close Platts settlement of $1.28 on June 16, 2020. As a second wave of COVID-19 has developed, Platts ethanol nearby settlement has dropped to the $1.20 to $1.25 range.

Even prior to the rise of the COVID-19 pandemic, exports played a critical role in keeping the United States from being awash in production and the critical nature of the export market has intensified as a result of the impact of COVID-19 and the actions of government authorities and corporate businesses. If U.S. exports of ethanol remain low or decline further or unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season. On March 11, 2020, the EIA had gasoline consumption for 2020 flat with last year with gasoline prices being 18% lower than in 2019; however, this forecast did not take into account the COVID-19 virus impact on the U.S. economy. The COVID-19 virus will have a significant impact on the U.S. and worldwide economy over the next few months, all unchartered territory that makes forecasting near impossible.

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

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven sates joined in the request made to waive the 2020 RFS compliance mandate. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely and reviewing the governors’ letter.”

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

As of June 2020, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019.

Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As discussed further below, the Tenth Circuit Court of Appeals ruled that multiple small refinery exemptions were improperly extended by the EPA which caused D6 RIN trading prices to increase to approximately $0.24 per gallon in January 2020. As of June 30, 2020, the EPA has received 52 requests for small refinery waivers that will be up for consideration during 2020. If the EPA approves all 52 of the pending applications, the ethanol market would suffer another loss of 2 billion gallons of biofuel blending requirements which will adversely impact RIN prices and the ethanol market. These waiver requests represent an effort by refineries to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemptions. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

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

In a supplemental rulemaking to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy (the "DOE") recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the Department of Energy in the rule the DOE stated its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to DOE recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three-year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.

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

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. The EPA has not reallocated volume exemptions in prior years and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.

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

Ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer. The FDA originally provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and expanded the grades of ethanol allowed for the duration of the public health crisis. However, in June 2020, the FDA prohibited certain ethanol plants without specialized purification processes in place from producing and distributing hand sanitizer by limiting chemicals permitted in the finished product and as a result forced such ethanol plants to halt production and cancel supply agreements.

Executive Summary

Highlights for the three months ended June 30, 2020, are as follows:

•Total revenues decreased $6.4 million compared to the 2019 comparable period.

•Total cost of goods sold decreased $9.3 million, compared to the 2019 comparable period.

•Net income was $303,248, which represents an increase in net income of $7.1 million when compared to the net loss of $7.4 million for the 2019 comparable period.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations through three months and nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	(Unaudited)
Income Statement Data	2020		2019		2020		2019

Revenue	$20,136	100.0%	$26,488	100.0%	$73,516	100.0%	$71,193	100.0%
Cost of goods sold	18,816	93.4%	28,137	106.2%	73,173	99.5%	77,337	108.6%
Gross profit (loss)	1,320	6.6%	(1,649)	(6.2)%	343	0.5%	(6,144)	(8.6)%
General and administrative expenses	766	3.8%	1,028	3.9%	2,531	3.4%	2,773	3.9%
Bad debt expense	—	—%	4,385	17.0%	—	—%	4,385	6.2%
Operating income (loss)	554	2.8%	(7,062)	(26.6)%	(2,188)	(2.9)%	(13,302)	(18.7)%
Other income (expense), net	(251)	(1.2)%	(333)	(1.3)%	(662)	(0.9)%	2,640	3.7%
Net income (loss)	$303	1.6%	$(7,395)	(27.9)%	$(2,850)	(3.8)%	$(10,662)	(15.0)%

Results of Operations for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019.

Revenues. Total revenues decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. For the three months ended June 30, 2020 ethanol sales decreased by 33% and sales from co-products increased by 10.5%. The change in ethanol revenue was a result of a decrease in the price per gallon driven by the impact of the COVID-19 pandemic and a reduction in ethanol gallons sold due to decreased demand also principally driven by the impact of the COVID-19 pandemic. The Company sold 18% fewer gallons of ethanol during the three months ended June 30, 2020, when compared to the three months ended June 30, 2019. The COVID-19 pandemic significantly and adversely impacted the price of ethanol during March, April and May of 2020.

Sales from co-products increased by 10.5% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and carbon dioxide revenue. Distillers grain revenue increased as market prices increased due to reduced supply as a result of idled ethanol plant production capacity due to COVID-19. The additional increase in distillers grains revenue related to improvement in plant production efficiencies resulting in premium rail market sales due to 105 ton railcars being delivered instead of low 90 ton rail cars which previously resulted in a discounted price per ton as compared to premium rail market sales.

Cost of goods sold. Cost of goods sold decreased by 33%, or approximately $ 9.3 million, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was due to lower corn costs, lower ingredient usage, reduced energy related costs, lower repair and maintenance costs, and reduced labor expense. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased $5.6 million, or 27.9%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease resulted from a 13.8% decrease in the price of corn. For the three months ended June 30, 2020 corn costs included a derivatives gain of $0.172 million compared to a $1 million net loss for derivatives relating to corn costs in the same quarter for the prior year. Corn costs represented 78.8% of cost of goods sold for the three months ended June 30, 2020 compared to 73.7% for the three months ended June 30, 2019.

Repairs and maintenance decreased approximately 45%, or $.411 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was due an increased effort from internal maintenance staff completing required maintenance services instead of paying contractors to perform such services.

Depreciation expense remained flat for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The stabilized depreciation during the third quarter of Fiscal 2020 can be attributed to minimal capital improvement spent on the plant.

General and administrative costs decreased by $262,000, or 25%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease is due to a combination of costs savings measured by management during the three months ended June 30, 2020.

Results of Operations for the Nine Months Ended June 30, 2020 as Compared to the Nine Months Ended June 30, 2019

Revenues. Revenues increased by $2.1 million, or 3.3%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. Ethanol sales increased $.555 million, or 1%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The change in ethanol revenue was a result of a $0.01 decrease in the price per gallon received as well as a 1.9% increase in sales volume for the nine months ended June 30, 2020 when compared to the nine months ended June 30, 2019. Sales volume increased 1.9% as production run rates improved due to conversion yields and efficiencies resulting from measures implemented during the winter of 2019. During the nine months ended June 30, 2020 there were no derivatives related to ethanol sales, compared to a $21,525 net gain in the prior period.

Sales from co-products increased by 14%, or $2.2 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. Co-product revenue increased primarily due to a 28.2% increase in dried distillers grains revenue for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The additional increase in distillers grains revenue related to improvement in plant production resulting in premium rail market sales due to 105 ton railcars being delivered instead of low 90 ton rail cars which previously resulted in a discounted price per ton as compared to premium rail market sales.

Cost of goods sold. Cost of goods sold decreased $4.2 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The decrease was primarily due to decrease in corn costs ingredients, energy related expenses, repairs and maintenance, and labor. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas, electricity, production labor, repairs and maintenance, and depreciation.

Corn costs, including hedging, decreased by $5.2 million, or 9.6%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. During the nine months ending June 30, 2020 corn bushels consumed increased because of increasing the plants run rates and higher ethanol production in the amount of 855 thousand bushels. This increased in bushel increased corn cost $3 million or 5.7%. For the nine months ended June 30, 2020, corn costs included a $56,000 net gain for derivatives relating to future contracts, compared to a $0.6 million loss for the nine months ended June 30, 2019. The additional factor in the increased corn cost was a $0.1 per bushel increase price paid for the nine months ended June 30, 2020 compared to the comparable period ending 2019. Corn costs represented 67% of cost of goods sold for the nine months ended June 30, 2020, compared to 70.2% for the nine months ended June 30, 2019.

Repairs and maintenance decreased by $1.6 million, or 30.7%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The decrease was due the utilization of Company maintenance staff to perform the necessary maintenance work instead of hiring outside contractors as part of managements increased focus on cost control.

Depreciation expense decreased approximately $0.5 million, or 88%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. Depreciation decrease is based on the normal useful life and not adding new capital projects.

General and administrative costs decreased by $242,000, or 8.7%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The decrease is due to a combination of costs savings measures by management during over the past six months for the quarter ending June 30, 2020.

Other income decreased $3 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The decrease is due to approximately $3 million one time settlement payment received in exchange for the early termination of a contract.

Industry Factors that May Affect Future Operating Results

During the three months ended June 30, 2020, the economic uncertainty relating to the COVID-19 pandemic continues to impact the ethanol industry resulting in decreased prices for production output due to uncertain demand. Likewise, corn feedstock price has also decreased when compared to corn prices over the last few years however since demand for ethanol is uncertain, Management continues to believe that buying corn from month to month is the best strategy in case the market experiences further decreased in and resulting production decreases over those we have experienced over the past five months.

As the COVID-19 pandemic continues to spread throughout the United States and worldwide, in an effort to contain the spread of this virus, there have been various government mandated restrictions, in addition to voluntary privately implemented restrictions, including limiting public gatherings, retail store closures, restrictions on employees working and the quarantining of people who may have been exposed to the virus. The duration of the resulting downturn in economic activity is unknown both on a macro and a micro level and has led to historically low ethanol pricing such that it is currently unprofitable to operate our ethanol plants at such levels. Consequently, we reduced our plants operating production capacity before and after our planned maintenance shutdown which we extended to 10 days from the normal five days and completed using internal staff rather than third parties. The impacts of COVID-19 on our business operations, including the duration and impact on ethanol demand cannot be reasonably estimated at this time, although a prolonged reduction in production or potential stoppage at our plant would have a material adverse impact on our results of operations, financial condition and cash flows in Fiscal 2020. Management will continue to support efforts to contain the spread of the virus and evaluate and implement strategies relating to staffing, production and operations as it deems appropriate.

During the quarter ended June 30, 2020, corn pricing averaged $3.23 at the nearby daily settlement on CBOT with the max settled price on the nearby contract was $3.39 and the minimum was $3.03 The 2020 planting season provided ideal weather for corn compared to the challenging weather conditions experienced during past five years. The June 11, 2020 USDA report increased the ending 2019 corn inventory by 2.1 billion bushels and also projects the 2020 corn inventory at 3.3 billion bushels. These increases, coupled with potentially less consumption by ethanol plants, decreased world exports along with decreased demand for corn as feed for livestock and poultry, is driving corn prices lower on the CBOT. Cash basis levels moved in favor of the ethanol plant as farm selling occurred so corn did not go out of condition in the grain bin plus the uncertainty of future corn pricing due to COVID-19. The Company is expecting corn origination to remain steady or improve since USDA is projecting a larger than normal corn inventory supply. The Company plans to monitor the weather over the next three months and will adjust its corn buying strategy as corn production becomes better known.

The forward environment for the U.S. ethanol industry is still very much in question as the Company enters the final half of Fiscal 2020 because of COVID-19. If the pandemic continues or we experience a second wave and stay at home restrictions are not re-implemented by government authorities and/or are not rescinded by domestic businesses, the demand for ethanol will continue to be materially adversely effected. During the past six months, management has improved the production process of ethanol by lowering our costs and operating more efficiently. These operating process improvements have increased production capacity as well allowing for production rates of 6.7 million gallons a month compared to year ago when the plant was producing between 5 to 5.2 million gallons per month. Despite these substantial improvements in production efficiencies, if COVID-19 continues to adversely impact the demand and price for ethanol, our financial performance will also be adversely impacted. Management believes in the next 5-10 years the adoption of E15 blends could expand domestic ethanol consumption by as much as 2 billion gallons. But progress towards that goal will likely be very modest as pump and other infrastructure requirements will occur very slowly. Any positive effect on demand and market prices will likely be realized over years not months and slow to impact the Company's operations and financial condition. Despite the potential positive impact of E15 sales in the future, management continues to have significant concerns about the impact of the small refiner waivers granted by the EPA (which are discussed further below) on any potential positive impacts from E15. The reduced usage requirements of the small refiners have not been passed along to large refiners and in the short run represents a greater potential hole in demand than the adoption of regulations permitting the year-round sale of E15 can fill.

The EPA continues to grant extensive small refinery exemptions which has an immediate impact on ethanol demand and demonstrates the ongoing support of the current administration for the fossil fuel industry and continuing hostility towards the ethanol industry. Management currently believes that our margins will remain tight to negative in light of mixed signals on support for the RFS and the continued granting of small refinery waivers by the EPA. In addition, the continued effect of the COVID-19 pandemic on the economy is expected to have a substantial negative impact on demand, which could adversely impact our profitability during the balance of Fiscal 2020. Tightening of corn supplies and continued over production of domestic ethanol may also impact operating margins and our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.

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

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay;

•	our ability to obtain ongoing credit from our primary lender and, if needed, to obtain waivers of covenant violations;

•	our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2020	2019
Net cash (used in) operating activities	$(952,696)	$(4,966,369)
Net cash (used in) investing activities	(441,219)	(2,915,185)
Net cash provided by financing activities	5,905,700	7,400,000
Net increase (decrease) in cash and cash equivalents	$4,511,785	$(481,554)

Cash Flow Used in Operations

For the nine months ended June 30, 2020, net cash used in operating activities improved by $1.4 million when compared to net cash provided by operating activities for the nine- months ended June 30, 2019. The improvement in cash provided by operating activities is due to the reduction of operating expenses, improvements in inventory controls, improved production efficiencies and timing of working capital cycles.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities decreased $1.6 million for the nine month ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease was due to less capitalized expenses and improvements to the facility as the plant has implemented a preventive maintenance plan.

Cash Flow Provided by Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash provided by financing activities decreased by $2.7 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The decrease was due to less borrowing along with proceeds received by the Company from issuance of membership units.
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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge our exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales. Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes. All future derivative contracts are recognized on the June 30, 2020 balance sheet at their fair value. Although Lincolnway Energy believes our derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold for corn contracts and as a component of revenue for ethanol contracts.

Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in our financial statements but are subject to a lower of cost or market assessment.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the nine months ended June 30, 2020 and 2019, the Company had a lower of cost or net realizable value inventory adjustment of $0.00 and $180,000 respectively.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged.  To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions.  The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged.  For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the three months ended June 30, 2020 was $171,662 as opposed to a net gain of $1,005,692 for the three months ended June 30, 2019.

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

Item 1A. Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2019, in Part I, Item 1A, “Risk Factors,” the disclosures of risks in Part II, Item 1.A in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020 along with the discussion of risks and other information in Part

I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on June 3, 2020 and its Quarterly Report on Form 10-Q filed with the SEC on June 19, 2020, on May 28, 2020 (the “Closing Date”), the Company closed its previously announced private offering of new Class B Units (the “Class B Offering”) to its existing members who are “accredited investors” (such members “Existing Accredited Members”), as such term is defined in Rule 501 of Regulation D, promulgated by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to subscription agreements between the Company and certain Existing Accredited Investors entered into as part of the Class B Offering, the Company sold 6,822 new Class B Units for an aggregate price of $811,204, or $118.91 per unit.

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

LINCOLNWAY ENERGY, LLC

August 14, 2020	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

August 14, 2020	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer