Form 10-K
period 2020-09-30
Lincolnway Energy, LLC
filed 2020-12-23
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
(Address of principal executive offices, Zip Code)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the units held by non-affiliates of the registrant was approximately $29,854,648 as of September 30, 2020. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $310 book value per-unit as of September 30, 2020.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of December 1, 2020 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2021 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2020

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
Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not known, and many of which are beyond the control of Lincolnway Energy and its management.  Lincolnway Energy cannot guarantee its future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:
•Changes in the availability and price of corn and natural gas;
•Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;
•Changes in federal mandates relating to the blending of ethanol with gasoline, including, without limitation reductions to, or the elimination of, the Renewable Fuel Standard volume obligations;
•The inability to comply with the covenants and other requirements of Lincolnway Energy’s various loan agreements;
•Negative impacts that hedging activities may have on Lincolnway Energy’s operations or financial condition;
•Decreases in the market prices of ethanol and distillers grains;
•Ethanol supply exceeding demand and corresponding ethanol price reductions;
•Changes in the environmental regulations that apply to the Lincolnway Energy plant operations;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•Changes and advances in ethanol production technology;
•Competition from larger producers as well as completion from alternative fuel additives;
•Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;
•Volatile commodity and financial markets;
•Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States;
•Trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries; and
•Disruption caused by health epidemics, such as the novel strain of the coronavirus (COVID-19), and the adverse impact of such epidemics on global economic and business conditions, including reduced demand for our products, transport disruptions, labor shortages and disruptions in our workforce.

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
i

PART I

Item 1.    Business.

General Overview

    Lincolnway Energy, LLC (“Lincolnway Energy,” the “Company,” “we,” or “us) is an Iowa limited liability company that operates a dry mill ethanol plant located in Nevada, Iowa.  Lincolnway Energy has been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 2006.

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. Lincolnway Energy operated its plant at approximately 32% over nameplate capacity during the fiscal year ended September 30, 2020 (“Fiscal 2020”). Lincolnway Energy anticipates that it will be able to continue to operate the plant substantially in excess of nameplate production capacity during the fiscal year ending September 30, 2021 (“Fiscal 2021”). As of the date of this filing, the plant was operating at approximately 60% above nameplate production capacity which rate would result in the generation of about 80,000,000 gallons per year.

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

Impact of COVID-19 on the Business

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
Operations

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation has been compounded by the crisis associated with the COVID-19 pandemic. In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, in March 2020, we elected to reduce ethanol production at our plant by approximately forty percent (40%). Management believes that this reduction was warranted due to negative margins and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production resulted in a corresponding decrease in distillers grains and corn oil production.

We also extended our annual maintenance shutdown for an additional five days in April 2020. As a result of health concerns associated with bringing vendors and service providers to the plant, our maintenance and plant staff performed the maintenance. Upon completion of our annual maintenance, plant production levels increased, energy consumption was reduced and plant operational performance showed increased efficiencies. At the beginning of the fourth quarter of the Fiscal 2020 , the plant was operating at an annualized production rate of 80 million gallons a year, the plant’s natural gas consumption rate decreased to an estimated 23,000 BTUs per gallon and the plant’s electricity usage dropped to a half a kilowatt per gallon. Increased production levels continued through the fourth quarter of Fiscal 2020 and into the first quarter of Fiscal 2021. The plant exceeded nameplate production capacity during Fiscal 2020 by approximately 32% and management anticipates that
ii

during Fiscal 2021 the plant will produce ethanol at an increased rate of 18% to 22% over Fiscal 2020. There is no guarantee that we will achieve such increased rate of production and various factors, including, without limitation. the continued impact of the COVID-19 pandemic on the global economy and the ethanol market could result in production rates closer to the Fiscal 2020 rates or even closer to the plant’s nameplate production capacity.

During Fiscal 2020, we also focused on the continued improvement of our dry distiller grains product which has resulted in the improvement of the weight of the product shipped in a single rail car from a 92-tons of product to 105-tons of product in each single rail car. In addition, during the COVID-19 pandemic, We also continued to produce carbon dioxide ("CO2") which was needed by municipalities and food processing plants.

The global COVID-19 pandemic has resulted in a materially increased demand for hand sanitizer and a shortage in inventory. As a result, pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”) in light of the COVID-19 pandemic inventory shortage, several ethanol plants and industrial chemical companies implemented a process to turn ethanol into hand sanitizer for medical and consumer applications. However, in June 2020, the FDA prohibited certain ethanol plants without specialized purification processes in place from producing and distributing hand sanitizer by limiting chemicals permitted in the finished product and as a result forced such ethanol plants to halt production and cancel supply agreements. We will continue to monitor the demand for hand sanitizer and both the applicable FDA and Environmental Protection Agency ("EPA") regulations that could potentially create opportunities for the Company in the future.

Employee Health and Safety

From the earliest signs of the outbreak, Lincolnway Energy has taken proactive, aggressive action to protect the health and safety of its employees, customers, partners and suppliers. We enacted appropriate safety measures based on guidance from the Iowa governor’s office, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present at the plant, staggering schedules and shifts for those that must be on-site to perform their work, extensively and frequently disinfecting our workspaces. The Company expects to continue to implement these measures until management determines that the COVID-19 pandemic is adequately contained with respect to the plant and the ethanol industry, and we may take further actions as government authorities require or recommend or as management determines is in the best interests of our employees, customers, partners and suppliers.

Supply and Demand Impact

Lincolnway Energy continues to regularly monitor the financial health of companies in its supply chain given that financial hardship on its suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in its ability to obtain raw materials or components required to produce its products, adversely affecting operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

The COVID-19 outbreak has significantly increased economic and demand uncertainty. Management anticipates that the current outbreak or continued spread of COVID-19 will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for the Company’s products would decline and its business would be adversely affected.

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
1

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	77%	77%	80%
Distillers Grain	18%	16%	13%
Corn Oil	4%	5%	5%
Carbon Dioxide/Other	1%	2%	2%
	100%	100%	100%

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
Lincolnway Energy and Eco-Energy, Inc. ("Eco-Energy") are parties to an Ethanol Marketing Agreement which the parties amended effective October 1, 2020. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy (with the exception of specific E85 sales sold directly by Lincolnway Energy). Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The term of the agreement runs until September 30, 2021 and then renews for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current term. Lincolnway Energy also has the right to terminate the agreement, at any time and for any reason, upon 90 days advance notice to Eco-Energy. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.
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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 220 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between June 2021 and September 2026.

The nameplate production capacity of Lincolnway Energy's ethanol plant is 50,000,000 gallons of ethanol per year, or approximately 4,200,000 gallons per month.  The ethanol plant exceeded the nameplate production capacity for Fiscal 2020 by approximately 32%, with about 66 million gallons of ethanol produced during that period and an average daily production of 186,000 gallons. This is a 8% increase from the prior fiscal year due to general production improvements made to the operating plant. We anticipate that during Fiscal 2021, the ethanol plant will produce ethanol at an increased rate of 18% to 22% over Fiscal 2020; however, there is no guarantee that the Company will achieve such increased rate of production.

Lincolnway Energy's revenues from the sale of ethanol during the fiscal years ended September 30, 2020, 2019, and 2018 accounted for approximately 77%, 77%, and 80%, respectively, of Lincolnway Energy's total revenues during those periods.

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

2

A dry mill ethanol process such as that utilized by Lincolnway Energy can produce wet distillers grains and dried distillers grains.  Wet distillers grains contains approximately 60% moisture and has a shelf life of approximately ten days.  Wet distillers grains can therefore only be sold to users located within relatively close proximity to the ethanol plant.  Dried distillers grains are wet distillers grain that have been dried to 10% to 12% moisture.  Dried distillers grains have an extended shelf life and may be sold and shipped to any market.

The Company has developed a new high quality species specific animal feed which it has branded as PureStream™protein. The product is intended to be marketed to the growing swine and poultry markets in Iowa. When compared to traditional distillers grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. However, the Company has not been able to successfully commence commercial production of this product, largely due to the lack of availability of a dryer system compatible with our technology. As a result, management has elected to forgo commercialization of this product and instead focus on continued increases to plant production efficiencies and other strategic opportunities.

Lincolnway Energy is a party to a Distillers Grain Off-Take Agreement with Gavilon Ingredients, LLC effective October 1, 2020. Under the amended and restated agreement, Gavilon is required to purchase all of the distillers grains produced at Lincolnway Energy's ethanol plant. Gavilon will market the distillers grains on a global basis. Gavilon will receive a marketing fee less certain logistics costs. The term of the amended and restated agreement expires September 30, 2021 but automatically renews for successive one-year renewal terms unless either Lincolnway Energy or Gavilon give the other written notice at least 90 days prior to the end of the then current term. .

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

Lincolnway Energy's primary means of shipping and distributing distillers grain protein products is by rail and truck.  Local livestock producers are also able to pick up distillers grains directly from the ethanol plant. Lincolnway Energy leases 100 hopper rail cars which are used for transporting distillers grains. Lincolnway Energy's leases for the hopper rail cars expire between December 2021 and June 2025.

Lincolnway Energy produced approximately 152,500 tons of distillers grains during the fiscal year ended September 30, 2020, or approximately 12,700 tons of distillers grains per month. The composition of the distillers grains was approximately 6% wet distiller’s grains and 94% dried distillers grains. During the end of the fiscal year ended September 30, 2019 (“Fiscal 2019”), the Company installed a new regenerative thermal oxidizer (“RTO”) which increased production of distillers grains in both Fiscal 2019 and Fiscal 2020. Lincolnway Energy anticipates distillers grains production to remain similar to production levels achieved during Fiscal 2020.

Lincolnway Energy's revenues from the sale of distillers grains during the fiscal years ended September 30, 2020, 2019, and 2018 accounted for approximately 18%, 16%, and 13%, respectively, of Lincolnway Energy's total revenues during those periods.

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stillage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck.

Lincolnway Energy estimates that it will produce and sell approximately 9,500 tons of corn oil per year at the plant.  Lincolnway Energy’s corn oil sales were approximately $4,616,000, $5,487,000, and $5,545,000 respectively, for the fiscal years ended September 30, 2020, 2019, and 2018, which represented approximately 4%, 5%, and 5% of Lincolnway Energy's total revenues for those respective fiscal years.  Lincolnway Energy's corn oil production decreased approximately 2% during the fiscal year ended September 30, 2020 when compared to the prior fiscal year. Corn Oil is available from each bushel of corn and varies each year based on the quality of corn produced.
3

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

Air Products also markets and sells the liquid carbon dioxide gas under those agreements.  The purchase price payable by Air Products for the raw carbon dioxide provided by Lincolnway Energy is a specified per ton price based on the number of shipped tons of liquid carbon dioxide.  The agreement also includes a "take or pay" term which requires Air Products to purchase, during each contract year, a minimum average of shipped tons.  The annual liquid carbon dioxide production capacity of the Air Products plant will be determined based upon the capacity run procedures as set out in the agreement.  The take or pay obligation is trued up at the end of each contract year, and the purchase price for any "take or pay" tons will be the average per shipped ton purchase price paid by Air Products during the contract year. The current term of the marketing agreement with Air Products expires on July 31, 2025 and thereafter continues for additional one year renewal periods unless the agreement is earlier terminated in accordance with its terms. Air Products is required to remove the plant and related equipment following any termination of the agreement.

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

Principal Product Markets

    According to the U.S. Energy Information Administration (the "EIA"), in the first eight months of 2020, ethanol exports decreased 10% as compared to the first eight months of 2019. Through the first eight months of 2020 Canada was the largest export market representing 22% of export sales Brazil continues to import U.S. ethanol but dropped to the 2nd largest export market representing 20% of ethanol produced in the United States. Tariffs implemented by Brazil on U.S. ethanol imports have significantly reduced Brazilian demand since 2018 when it represented 29% of export sales. During the first eight months of 2020, India was the third largest importer of U.S. ethanol. Exports of U.S. ethanol to Canada, Brazil and India represented almost 58% of all U.S. ethanol exports during the first eight months of 2020. South Korea, Colombia and the Philippines represent the remaining countries in the top 6 destinations for U.S. ethanol exports in the first eight months of 2020.

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

Similar to Brazil, tariffs implemented by China on U.S. ethanol has essentially eliminated China as an export market for U.S. ethanol. Historically China was included in the top export markets for U.S. ethanol since 2018, U.S. ethanol exports to China have been reduced to zero due to increased tariffs. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact of the Phase One Agreement on the ethanol market cannot be determined at this time; however, according to the Peterson Institute for International Economics, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

     Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States. In addition, the Chinese and Brazil tariffs have had, and likely will continue to
4

have, a negative impact on the export market demand and prices for ethanol produced in the United States. There is also potential for the imposition of tariffs by other countries in addition to Brazil and China due to trade disputes with the United States which could reduce the overall export demand and therefore could have a negative impact on ethanol prices.

    Over the past several years, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. However, reduced production from U.S. ethanol plants in spring and summer 2020 adversely impacted the availability and prices of U.S. distillers grains. As a result overall exports of distillers grains have decreased due to shortages in exportable supply caused by the COVID-19 pandemic. Although Mexico remained the top destination for U.S. distillers grains, exports to Mexico decreased 11% over the same period in 2019. By contrast, several countries increased imports of U.S. distillers grains over the prior year, including South Korea, Thailand, Turkey, Japan, the Philippines and New Zealand. Management anticipates that continued slower ethanol plant production time resulting from the pandemic and strong demand for protein will keep the market volatile and, in turn, could cause an increase in prices for domestic and export distillers grains.

    Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. The imposition of these duties resulted in materially decreased demand from China requiring U.S. producers to seek out alternative export markets, including the European Union, Mexico, Canada, Vietnam and other global markets. On December 13, 2019, the U.S. and China announced the Phase One Agreement pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact of this trade deal on the distillers grain market cannot be determined at this time. however, as noted above, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

Recent trade disputes with other countries have also created additional uncertainty as to future export demand for U.S. distillers grains.

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

Since March 2020 the plant has increased ethanol production to approximately 80,000,000 gallons per year. In order to produce approximately 80,000,000 gallons of ethanol per year, Lincolnway Energy needs approximately 27,100,000 bushels of corn per year at its ethanol plant. Lincolnway Energy purchased 22,304,656 bushels of corn during fiscal year ended September 30, 2020 and 20,457,899, and 21,010,865 bushels during the fiscal years ended September 30, 2019 and 2018, respectively.

Lincolnway Energy's ethanol plant is located in Nevada, Iowa, which is located in Story County. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County
5

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

On August 10, 2020 our plant was in the center of a severe storm labeled as a derecho, a severe windstorm associated with fast-moving severe thunderstorms creating a weather system potentially rivaling the force of a hurricane or tornado. Although our plant did not sustain any material damage, surrounding businesses had substantial damage and this storm caused major damage to an estimated one-third of Iowa's corn production. Management cannot determine the economic impact at this time since harvest is nearing completion; however, industry estimates suggest a potential 50% corn yield reduction. On November 10, 2020, the United States Department of Agriculture (the “USDA”) reported the 2020/2021 corn production forecast at 14.5 billion bushels or a 7% increase from the 2019/2020 crop production forecast. This same report for November was down approximately 1.0% from the October 2020 forecast. Based on November 10, 2020 conditions, the USDA forecasts average corn yields at 175.8 bushels per acre which is down 2.6 bushels per acre from the October 2020 forecast.

Corn prices decreased during the fiscal year ended September 30, 2020 compared to the same period in 2019 at an average of $0.23 a bushel. Lincolnway Energy’s management expects that corn prices will remain volatile throughout Fiscal 2021 as a result of the decreased regional production caused by the derecho storm along with a possible increase of corn exports to China and other global countries as forecasted by the USDA. Despite the recent decrease in corn prices, if corn prices increase for any reason, unless Lincolnway Energy can increase the price it receives for its ethanol and distillers grains so that such revenues outpace the rising corn prices, there will be an adverse impact on Lincolnway Energy’s operating margins and profitability. Management continually monitors corn prices and the availability of corn near its plant and also attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby also adversely impact both the supply and price of corn.

Lincolnway Energy originates its corn needs in house and through a third party that procures corn from various sources which is delivered to the plant by truck. Lincolnway Energy has corn storage capabilities for approximately 20 days of continuous ethanol production.

Natural Gas
The Company has natural gas pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2021. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy. Lincolnway Energy consumes approximately 5,000 MMBTUs per day or 1.8 million MMBTUs per year. Lincolnway Energy purchased approximately 1.76 million MMBTUs of natural gas for $4.8 million during the fiscal year ended September 30, 2020.
    Electricity and Water
Lincolnway Energy's ethanol plant also requires a significant amount of electricity and water. Lincolnway Energy's electricity needs are currently met by Alliant Energy.  Lincolnway Energy pays the general service rates for its electricity. Approximately 136,500 kWh of electricity are used per day of production.

Lincolnway Energy utilizes approximately two gallons of water to produce a gallon of ethanol, which results in the use of approximately 525,000 gallons of water per day.  Lincolnway Energy discharges 100,000 gallons of water per day. The drop from previous levels is a direct result of operating more efficiently. Lincolnway Energy's water needs are currently met by the City of Nevada.

Rail Access
Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distillers grains.  Lincolnway Energy utilizes rail track owned by Lincolnway Energy and tracks
6

owned by the Union Pacific Railroad.  Lincolnway Energy has agreements with the Union Pacific Railroad regarding the use of its railroad tracks.
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
In the fiscal year ended September 30, 2017 ("Fiscal 2017"), several technology improvements were made in the distillation area increasing efficiencies in ethanol production and energy usage. .
Lincolnway Energy continues to monitor technological developments in the industry, especially those aimed at increasing operating or production efficiencies. Research is currently being conducted on various processes.
Competition
Domestic Ethanol Competitors
    Ethanol is a commodity product and therefore, competition in the industry is predominately based on price. Lincolnway Energy's competitors in the U.S. include regional farmer-owned entities, the major oil companies and other large companies. Competition in the ethanol industry has increased during the past five years, with sustained periods of declining ethanol prices, excess supplies of ethanol and volatile corn prices. As of November 2020, the Renewable Fuels Association ("RFA") estimated that there were 209 installed ethanol production facilities in the United States with a total capacity of 17.6 billion gallons based on nameplate capacity and one additional cellulose plant under construction with capacity to produce an additional 16 million gallons. The RFA has also estimated that approximately 13% of the ethanol production capacity in the United States is idled or below name plate operating capacity.

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
Many ethanol plants significantly reduced ethanol production or even ceased operations altogether in the spring of 2020 in response to the disruption in demand from the COVID-19 pandemic. Some of these plants have gradually increased production as fuel demand partially recovered but some have not returned to historic levels or restarted operations.
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
7

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
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Under the Renewable Fuel Standard (the "RFS"), 15 billion gallons of corn-based ethanol was mandated during 2020 when U.S. ethanol production was estimated to exceed 17 billion gallons. Many in the ethanol industry are concerned that certain provisions of the RFS may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane-based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol produced by Lincolnway Energy. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend advanced biofuels. In March 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. imports of ethanol produced in Brazil as compared to prior years. As a result, U.S. imports of Brazilian ethanol have significantly decreased and represent less than 1% of U.S. ethanol consumption. However, if U.S. imports of ethanol from Brazil continue to increase, this could reduce demand for domestic ethanol and adversely impact ethanol prices in the U.S.
Increases in imports from Brazil may occur due to the stronger United States Dollar compared to the Brazilian Real along with favorable prices for sugarcane based ethanol in the United States, specifically in California. Any increase in ethanol imports from Brazil in Fiscal 2021 will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
Although ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Competition and Smaller Competitors
Because the Lincolnway Energy ethanol plant is located in the center of Iowa, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa presently constitute the Company’s primary competition.  According to the Iowa Renewable Fuels Association (IRFA) estimates, as of November 10, 2020, Iowa had 34 ethanol refineries in production, with a combined nameplate capacity to produce 4.5 billion gallons of ethanol.
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
8

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
A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell and electric-powered vehicle industries offer technological options to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions; the same can be said of electric-powered vehicles which have no direct reliance on fossil fuels. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, the Company may not be able to compete effectively. Likewise, participants in the emerging electric-powered vehicle industry are currently targeting the transportation market to decrease dependence on crude oil and reduce harmful emissions. If the electric-powered vehicle industry continues to expand and gain broad acceptance, the ethanol and larger gasoline industry may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact Lincolnway Energy’s profitability.
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
Distillers Grain Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA's 2020 Ethanol Industry Outlook (the “RFA 2020 Outlook”), ethanol plants produced more than 40 million metric tons of distillers grains and other animal feed.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2020 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, Lincolnway Energy expects these markets to expand and create additional demand for distillers grains.
The market for distillers grains and animal feeds is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers grains contain nutrients, fat content, and fiber that Lincolnway Energy believes will differentiate its distillers grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than Lincolnway Energy does, and their products may have greater acceptance among producers of beef and dairy cattle, poultry and swine.
Principal Supply & Demand Factors
9

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
The RFS original statutory volume requirements increases incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule for 2019 which set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements for renewable fuel at 19.92 billion gallons (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. A public hearing on the Proposed 2020 Rule was held in July 2019 and the public comment period expired on August 30, 2019. The final rule was originally expected to be issued in November 2019.
10

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as Renewable Identification Numbers or "RINs", negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.
The EPA has not yet released the proposed rule to set the renewable volume obligation for 2021.
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
Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15, so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court; the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season. On March 11, 2020, the EIA reported gasoline consumption for 2020 flat with 2019 consumption with gasoline prices 18% lower than in 2019; however, this forecast did not take into account the impact of the COVID-19 pandemic on the U.S. economy. The COVID-19 virus has had, and will likely continue to have, a significant impact on the U.S. and worldwide economy over the next few months, making accurate forecasting near impossible.
Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refinery waivers granted by the EPA exempting certain small refiners from the volume purchase requirements of the RFS. Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market.
11

The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.
On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven sates joined in the request made to waive the 2020 RFS compliance mandate. The EPA had 90 days to respond, and as of this filing had yet to respond other than indicated that the EPA is “watching the situation closely and reviewing the governors’ letter.”

Although the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule all maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy (the "DOE"), waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. These waivers allowed the recipient to no longer comply with the requirements of the RFS.
As of June 2020, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number or RIN. RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly In recent years, surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.15 in 2019. However, recently RIN values have increased to near $0.60 based on lower ethanol production due to the COVID-19 pandemic.
Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As discussed further below, the Tenth Circuit Court of Appeals ruled that multiple small refinery exemptions were improperly extended by the EPA which caused D6 RIN trading prices to increase to approximately $0.24 per gallon in January 2020. As of June 30, 2020, the EPA has received 52 requests for small refinery waivers that will be up for consideration during 2020. If the EPA approves all 52 of the pending applications, the ethanol market would suffer another loss of 2 billion gallons of biofuel blending requirements which will adversely impact RIN prices and the ethanol market. These waiver requests represent an effort by refineries to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemptions. Despite the recent increase in RIN values resulting from decreased ethanol production in response to the COVID-19 pandemic, if the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices,
The Trump Administration has not announced a plan to reallocate ethanol gallons lost to exemptions in the current year and therefore, the continued granting of waivers and the failure of the Trump Administration to take any action to reallocate the lost exemptions will continue to negatively impact ethanol demand and RIN and ethanol prices.
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
In a supplemental rulemaking to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy (the "DOE") recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the
12

obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the Department of Energy in the rule the DOE stated its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to Department of Energy recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020.
If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely affected which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three-year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.

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
On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed; rather, that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. There are currently still some petitions for waivers pending before the EPA for 2019 and 2020 compliance years.

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

In September 2020, The Next Generation Fuels Act was introduced into Congress which mandates greater fuel octane to reduce carbon emissions from transportation, improve air quality and increase the demand for biofuels. The legislation establishes a minimum octane standard for gasoline and requires sources of the added octane value to reduce carbon emissions by at least 30 percent compared to baseline gasoline. In addition, the bill also includes several additional provisions which would benefit the ethanol industry if adopted as drafted.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule, Final 2019 Rule and Final 2020 Rule, together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 reflects continuing federal support for domestic ethanol production, if the
13

RFS is materially modified, repealed or otherwise invalidated, such reform could adversely affect the demand and price for ethanol and the Company's profitability.

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

Additional COVID-19 economic relief packages are under consideration in Congress which include may provisions aimed at benefiting the renewable fuels industry; however there is no guarantee that any such relief will be enacted or if enacted, will include such provisions.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in the state. One of the most significant provisions of the Iowa renewable fuels legislation was a renewable fuels targeted set of tax credits encouraging an escalating percentage of the gasoline sold in Iowa to consist of, be blended with, or be replaced by, renewable fuels. To receive the tax credit, retailers of gasoline are required to reach escalating annual targets of the percentage of their gasoline sales that consist of, are blended with, or are replaced by, renewable fuels. This renewable fuel tax credit originally required 10% of the gasoline that retailers sold to fall within the renewable fuels definitions to receive the credit and has increased incrementally to 25% as of January 1, 2020. This tax credit will automatically repeal itself for tax years beginning on or after January 1, 2021 unless legislative action is taken.

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
14

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
E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 30 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's, Hy-Vee, Growmark and Casey's all offer E15 to 2001 and newer vehicles today at several stations. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10. On March 12, 2019, the EPA proposed regulatory changes to allow E15 to take advantage of the One-Pound Waiver and authorized the sale of E15 during the summer months even though it exceeds the Reid Vapor Pressure limitation. At the end of May 2019, the EPA finalized the rule extending the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the D.C. Circuit.
In May 2020, the USDA announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels and to help increase the implementation of “blender pumps” in the United States. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure which helps offset the cost of introducing higher level blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends including E10, E15, E20, E30, E40, E50 and E85. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants.
The program’s predecessor, the Biofuel Infrastructure Partnership, was implemented by the USDA in May of 2015 to increase the availability of higher blends to fund the installation of new ethanol infrastructure. The USDA reports that to date, 20 states have received Biofuel Infrastructure Partnership federal funding in the aggregate amount of almost $100 million covering nearly 1,500 stations with almost 5,000 pumps.

Cellulosic Ethanol

The Energy Independence and Security Act provided numerous funding opportunities in support of cellulosic ethanol. In addition, the RFS mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol.

Environmental and Other Regulations
Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  Lincolnway Energy is required to maintain various environmental and operating permits.  Even though it has successfully acquired the permits necessary for operations, any retroactive change in environmental regulations, either at the federal or state level, could require Lincolnway Energy to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if Lincolnway Energy sought to expand the plant’s capacity in the future, above its current 50 million gallons nameplate capacity
15

or such higher amount allowed under its existing permits, it would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   The failure of Lincolnway Energy to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force the Company to make material changes to its plant or to shut down altogether.
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

Dependence on One or a Few Major Customers
As discussed above, Lincolnway Energy has marketing agreements with certain third parties for the purpose of marketing and distributing its principal products, ethanol and distillers grain. Currently, Lincolnway Energy does not have the ability to market its ethanol and distillers grains internally should its third party marketers be unable or refuse to market these products at acceptable prices.  However, Lincolnway Energy anticipates that it would be able to secure competitive marketers should it need to replace any of its current marketers for any reason.

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
16

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

Human Capital

Our employees are the cornerstone of Lincolnway Energy and its operations. As of December 1, 2020, Lincolnway Energy had 34 employees, with 2 open positions. Employee safety remains Lincolnway Energy's top priority. The Company develops and administers company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (OSHA) standards. This includes routine safety training and assessments as well as annual safety audits.

Financial Information about Geographic Areas

All of Lincolnway Energy’s operations are domiciled in the United States. All of the products sold to Lincolnway Energy’s customers for fiscal years 2020, 2019, and 2018 were produced in the United States and all of its long-lived assets are domiciled in the United States.

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

17

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

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues. Although Lincolnway Energy's ethanol plant produces distillers grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 77%, 77%, and 80%, of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to 16.9 billion gallons in 2019. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments, direct and indirect effects of the COVID-19 pandemic, increases in, or the imposition of new, foreign tariffs and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on the Company's results of operations, cash flows and financial condition.

Lincolnway Energy anticipates the price of ethanol to continue to be volatile during Fiscal 2021 as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply which may be offset by increased ethanol demand. Declines in the prices the Company receives for its ethanol will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time.

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

Decreasing Oil And Gasoline Prices Resulting In Ethanol Trading At A Premium To Gasoline Could Negatively Impact The Ability To Operate Profitably. Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the Renewable Fuel Standard. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In past years, the price of ethanol has generally been less than the price of gasoline which increased demand for ethanol from fuel blenders. Lower oil prices drive down the price of gasoline which reduces the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on the Company’s business, results of operation and financial condition which could decrease the value of its units.

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

Demand For Ethanol May Not Continue To Grow Unless Ethanol Can Be Blended Into Gasoline In Higher Percentage Blends For Conventional Automobiles. Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA issued a final rule allowing the year round sale of E15, there are still obstacles to meaningful market penetration by E15.

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

The Chinese Antidumping and Countervailing Duty Investigation and Anti-Subsidy Duty May Have a Negative Effect on the Price of and Demand for Distillers Grains in the U.S. and Negatively Affect Lincolnway Energy’s Profitability Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States and announced a final ruling in 2017 which imposed substantial duties on U.S. distillers grains. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties created significant trade barriers and have significantly decreased demand from China and the prices for distillers grains produced in the United States. Although the market has substantially adjusted to the loss of this key market, if alternative markets are not found and maintained, the failure of China to return as a significant export market for U.S. distillers grains combined with lower domestic corn prices could negatively impact the price of distillers grains and the profitability of the Company. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") pursuant to which China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. No further agreements have been reached on this trade deal front, and the impact of the Phase One Agreement and any forthcoming trade deal on the distillers grain market cannot be determined at this time. According to the Peterson Institute for International Economics, through October 2020 China has only purchased approximately 56% of its year-

to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

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

    If The Company’s Marketers Fail To Sell All Of The Ethanol And Distillers Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distillers grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distillers grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distillers grains; representing 93% of the Company’s revenues in Fiscal 2020. The inability of the Company’s marketers to sell all of the ethanol and distillers grains produced by the Company, or their inability to sell such products at prices that allow the Company to operate profitability, could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Although management believes that the Company could secure alternative marketers, if either of the current marketers fails to or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

Lincolnway Energy must also comply with the various restrictions and covenants included as part of Lincolnway Energy's credit and loan agreements.  The restrictions and covenants include prohibitions or limitations on incurring additional debt, granting additional security interests or liens, acquiring additional assets, mergers, the issuance of additional units, and making distributions to Lincolnway Energy's members.  The credit and loan agreements also require Lincolnway Energy to maintain various financial ratios and other similar financial covenants. The Company’s also limits the ability of the Company to declare or pay any dividends or purchase, redeem, retire or otherwise acquire for value any of its capital stock, or allocate or otherwise set apart any sum for any of the foregoing.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 76% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn, the production level of the plant and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices could make ethanol uneconomical to produce. The supply and price of corn are influenced by many factors, including drought, hail and other adverse weather conditions; insects or disease; farmer planting decisions; imports; government policies and subsidies with respect to agriculture and international trade; and global and local demand and supply. The price for corn in the market area encompassing Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets. Lincolnway Energy also competes for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

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

    Competition From The Advancement Of Alternative Fuels May Decrease The Demand For Ethanol And Negatively Impact Profitability. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, hydrogen, electric or solar powered vehicles or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell and electric-powered vehicle industries offer technological options to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions, the same can largely be said of electric-powered vehicles which have no direct reliance on fossil fuels.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to lower fuel costs, decrease dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, the Company may not be able to compete effectively. Likewise, participants in the emerging electric-powered vehicle industry are currently targeting the transportation market to decrease dependence on crude oil and reduce harmful emissions. If the electric-powered vehicle industry continues to expand and gain broad acceptance, the ethanol and larger gasoline industry may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact the Company’s profitability.

    Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The RFS offers a strong incentive to develop commercial scale cellulosic ethanol as the statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022 (although recent actions by the EPA have reduced the statutorily required volume requirements for years 2014 through 2020). Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, a few companies have reportedly already begun producing on a commercial scale and a few companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

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

There Are Potential Conflicts Of Interest In The Structure And Operation Of Lincolnway Energy. Although Lincolnway Energy does not believe any conflict of interest exists which in practice will be detrimental to Lincolnway Energy, potential conflicts of interest are inherent in the structure and operation of Lincolnway Energy and its business.  For example, the organization is managed by directors and officers of Lincolnway Energy that do not devote their full time attention to Lincolnway Energy, and they are all involved in other full time businesses and may provide services to others.  Some of the directors or officers might be owners or otherwise interested in other ethanol plants.  The directors and the officers will experience conflicts of interest in allocating their time and services between Lincolnway Energy and their other businesses and interests.

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

We Depend To A Significant Degree Upon HALE And The Management Personnel It Provides For The Management Of Our Plant. The Loss Of One Or More Of These Personnel, Any Failure Of HALE Or These Personnel To Perform Their Obligations To Us, Or The Termination Of The Management Services Agreement Could Have An Adverse Effect On Our Ability To Manage Our Business And Operate Successfully And Competitively. We have contracted the management of our plant, including staffing, operations, and maintenance services, to persons provided by HALE pursuant to the Management Services Agreement. The failure of these managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to make distributions. We cannot provide any assurances that the managers will manage our plant in a manner that is consistent with their respective obligations under the Management Services Agreement. We could be materially and adversely affected if any of these managers fail to effectively manage revenues and expenses, provide quality services, or otherwise fail to manage our plant in our best interests, and we may be financially responsible for the actions and inaction of the managers. In certain situations, we may terminate the Management Services Agreement. We cannot, however, provide any assurance that we could identify replacement managers or that the replacement manager will manage our plant successfully. Moreover, the departure of current or future management personnel could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these persons, as competition for management personnel is intense.

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
Trade Actions By The Trump Administration, Particularly Those Affecting The Agriculture Sector And Related Industries, Could Adversely Affect Our Operations And Profitability. Government policies and regulations significantly impact domestic agricultural commodity production and trade flows and governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. International trade disputes can also adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. As a result of trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. In 2018, the Chinese government increased the tariffs on U.S. ethanol imports into China to 70% which tariffs were lowered in 2020 to 45% as a result of the Phase One Agreement. The tariffs are expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories. Despite the recent announcement of the Phase One Agreement, there is no guarantee that such trade deal will increase U.S. exports of ethanol or distillers grains to China or have a positive impact on the ethanol market or the distillers grain market. According to the Peterson Institute for International Economics, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.
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

    Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On December 19, 2019, the EPA issued the final rule that set the 2020 annual volume requirements for renewable fuel at 20.09 billion gallons of renewable fuels per year (the "Final 2020 Rule"). The EPA has not issued proposed 2021 volume requirements as of the date of this filing.

The EPA issued the final rule for 2020 which set the annual volume requirements renewable fuel at 20.09 billion gallons of renewable fuel (the "Final 2020 Rule"). Both the Final 2019 Rule and the Final 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

    Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels and the Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates and therefore, triggering the mandatory reset under the RFS. The Final 2020 Rule is approximately 23% below which makes this the third year in a row which could cause a reset. The EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. If the EPA were to significantly reduce the statutory volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact the Company’s financial performance.
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

We May Have Conflicting Financial Interests With HALE That Could Cause HALE To Put Its Financial Interests Ahead Of Ours. HALE appoints four of our seven directors and has been, and is expected to be, involved in substantially all material aspects of our financing and operations and we have entered into a number of material commercial arrangements with HALE, as described elsewhere in this report. HALE and its respective affiliates may have conflicts of interest because HALE and its respective employees or agents are involved as owners, creditors and in other capacities with HALE’s parent company’s other ethanol plants in the United States. We cannot require HALE to devote its full time or attention to our activities. As a result, HALE may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our Facility. Such conflicts of interest may reduce our profitability and the value of the units and could result in reduced distributions to investors.

The Three-Class Structure Of Our Units And The Existing Ownership Of Class A Units By HALE Have The Effect Of Concentrating Voting Control With HALE For The Foreseeable Future, Which Will Limit Or Preclude The Ability Of Our Other Members To Influence Corporate Matters. Our Class A Units have special approval and voting rights not shared by other classes of units. Given these specific and special approval rights attributed to our Class A Units and its number of such units, HALE, who is our only Class A Member, holds controlling voting power of our outstanding units. As a result of our three class ownership structure and the Management Services Agreement between HALE and the Company, HALE is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring member approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further,

HALE owns shares representing approximately 53% of the economic interest of our outstanding units. This concentrated control will limit the ability of our other members to influence corporate matters for the foreseeable future. For example, HALE will be able to control elections of a majority of the board of directors, amendments of our Operating Agreement, increases to the number of shares available for issuance under our equity incentive plans, or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Common Units and Class B Units.

Additionally, HALE may cause us to make strategic decisions that could involve risks to our other members or may not be aligned with their interests. HALE and the Class B Members will also be entitled to separate votes in the event we seek to amend our Certificate of Organization or Operating Agreement if it would adversely alter the rights, preferences, privileges or powers of or restrictions on the Class A Units or Class B Units without the majority vote of the outstanding units affected thereby.

Certain Provisions In Our Governing Documents Could Limit Attempts By Our Members To Replace Or Remove Members Of Our Board Of Directors Or Current Management And May Adversely Affect The Market Price Of Our Units. Provisions in our Operating Agreement may have the effect of delaying or preventing a change of control or changes in our board of directors or management. These provisions include the following:

• Our board of directors is composed of three elected directors (elected by the Common and Class B Units) (the "Elected Directors") and four "Class A Directors" (appointed by the Class A Units, currently held solely by HALE). Therefore, the members holding Common Units and Class B Units cannot appoint a majority of the board of directors.
• The Class A Members have the right to appoint all Class A Directors and fill all vacancies upon the resignation, death or removal of any Class A Director, which prevents members holding Common Units and Class B Units from being able to fill Class A Director vacancies.
• The Class A Directors may only be removed by the Class A Members, which prohibits the replacement of a majority of our board of directors by our members holding Common Units and Class B Units.
• Our Class A Members must approve certain transactions of the Company including any merger, sale of assets, or other reorganization or acquisition or any material change to the Company’s business.
• Our Class A Members also have preemptive rights to acquire a pro-rata portion of future issuances of units, which may discourage, deter, or prevent future changes in control of our company

These provisions, alone or together, could deter, delay or prevent hostile takeovers and changes in control of our company or changes in our management, could limit the opportunity for our members to receive a premium for their Units, and could also affect the price that some investors are willing to pay for our units.

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

    Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be rented for farming during Fiscal 2021.

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

The lawsuit was initially filed in the United States District Court for the Northern District of Iowa but was moved with numerous similar cases to the United States District Court for the Southern District of Indiana. The Company, together with multiple other defendants in a consolidated multi-district litigation proceeding collectively filed Motions for Summary Judgment asserting that each did not infringe the patents-at-issue and, further, that said patents are invalid. On November 13, 2014, the U.S. District Court released its Ruling & Order on Summary Judgment. The Court held that Lincolnway Energy did not infringe the patents-at-issue and further ruled that said patents are invalid and, thus, unenforceable against Lincolnway Energy. The Court also denied CleanTech's Motion for Summary Judgment of Infringement and Enforceability against Lincolnway Energy.

In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct. This ruling is in addition to the prior favorable court decisions on non-infringement. CleanTech and its attorneys filed a Notice of Appeal appealing the rulings of the September 2016 summary judgment decision. On March 2, 2020, the rulings were affirmed on appeal by the Court of Appeals for the Federal Circuit and a petition for a rehearing of the appeal en banc was subsequently denied. The official deadline to seek further appeal of the rulings has expired; however, on November 27, 2020, in alleged reliance on an extension of the filing window for writs of certiorari to the Supreme Court of the United States ("SCOTUS") granted in light of the COVID-19 pandemic, CleanTech filed a writ of certiorari seeking review of the rulings by SCOTUS which has yet to be ruled upon by the Court. A motion for an award of attorney fees against the plaintiffs is currently pending and defendants in the case may receive some reimbursement from the plaintiffs for their legal fees in defending this matter. Lincolnway Energy does not expect any potential award of attorneys’ fees in the matter to be material, if received at all.

From time to time, the Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters, if any, are currently not determinable, we do not expect that the ultimate costs to resolve these matters, if any, would have a material adverse effect on the Company financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Lincolnway Energy Units

Lincolnway Energy is authorized to issue an unlimited number of units. As of December 1, 2020, Lincolnway Energy had 105,122 outstanding units with (i) 42,049 Common Units issued and outstanding held by 940 persons, (ii) 56,086 Class A Units held by HALE, LLC and (iii) 6,987 Class B Units held by 61 persons.

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

Distributions

The payment of distributions to members by Lincolnway Energy is within the discretion of the Board of Lincolnway Energy, and there is no assurance of any distributions from Lincolnway Energy. The Company cannot be certain if or when it will be able to make additional distributions.

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

The following graph shows a comparison of cumulative total member return since September 30, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ and the Industry Index on September 30, 2015. Data points on the graph are annual, and the Company’s return is based on change in book value. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

Item 6.    Selected Financial Data.

The following information is summary selected financial data for Lincolnway Energy for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016, with respect to statements of operations data and balance sheet data. The data is qualified by, and must be read in conjunction with, Item 1A of this annual report, "Risk Factors", Item 7 of this annual report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and with the financial statements and supplementary data included in Item 8 of this annual report.

Statement of Operations Data:	2020	2019	2018	2017	2016
Revenue	$105,156,552	$97,386,340	$102,050,976	$110,845,184	$101,141,768
Cost of goods sold	101,072,011	105,075,962	102,333,910	103,151,272	99,340,675
Gross profit (loss)	4,084,541	(7,689,622)	(282,934)	7,693,912	1,801,093
General and administrative expenses	3,333,321	3,484,570	3,236,616	3,136,379	3,379,164
Bad debt expense	—	4,385,009	—	—	—
Operating income (loss)	751,220	(15,559,201)	(3,519,550)	4,557,533	(1,578,071)
Other income (expense)	(431,244)	2,310,395	572,335	(53,685)	(62,325)
Net income (loss)	$319,976	$(13,248,806)	$(2,947,215)	$4,503,848	$(1,640,396)

Weighted average units outstanding	70,082	42,049	42,049	42,049	42,049
Net income (loss) per unit - basic and diluted	$4.57	$(315.08)	$(70.09)	$107.11	$(39.01)
Cash distributions per unit	$—	$—	$25.00	$—	$45.00

Balance Sheet Data:	2020	2019	2018	2017	2016
Working Capital (Deficit)	$13,916,316	$(17,855,581)	$4,483,431	$5,176,444	$5,265,892
Net Property Plant & Equipment	37,874,838	42,391,690	48,715,820	39,945,183	34,929,124
Total Assets	65,810,902	53,713,992	58,403,472	51,173,323	46,085,438
Long-Term Obligations	27,558,769	649,799	16,029,885	3,942,960	3,542,593
Members' Equity	32,570,368	24,750,392	37,999,198	41,997,638	37,493,790
Book Value per Member Unit	$310	$589	$904	$999	$892

During the 2019 fiscal year, Lincolnway Energy was in violation of its financial covenants and was not expected to meet covenants of the loan agreement for the next 12 month period. Therefore, Lincolnway Energy was required to classify debt with their primary lender as a current liability during 2019. In May 2020, the Company was no longer in violation of its covenants with their primary lender, was expected to meet the financial covenants set out in the loan agreement for the next 12 month period and therefore the debt was classified as a long-term obligation for the 2020 fiscal year end. These classifications are reflected in the Working Capital (Deficit) calculation above.

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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. The ethanol plant produced 65,934,651 gallons of ethanol and 152,454 tons of distillers grains during the fiscal year ended September 30, 2020 ("Fiscal 2020").

Industry Overview and Recent Actions

Throughout most of 2018 and 2019, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These adverse conditions continued in 2020 and have been compounded by the impact of novel coronavirus disease (“COVID-19”), resulted, and continue to result, in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, commencing in the middle of March 2020, we elected to reduce ethanol production at our plant by approximately forty percent (40%). Management believed that this reduction was warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also resulted in a corresponding decrease in distillers grains and corn oil production.

The Company also consummated certain strategic transactions which resulted in a change of control of the Company, including, without limitation, those transactions summarized below, all designed to inject capital into the Company and strengthen its balance sheet as well as provide the Company with a new operational management and governance structure. Additional details regarding these strategic transactions can be found in the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2020, the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2020, the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 19, 2020 and the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2020.

•The sale of 42,049 new Class A Units of the Company to HALE, LLC (“HALE”), an affiliate of Husker Ag, LLC (“Husker Ag”), on March 31, 2020 for an aggregate price of $5,000,000, or $118.91 per Class A Unit pursuant to the terms of Preferred Membership Unit Purchase Agreement (the “MUPA”) with HALE. HALE obtained control of the Company upon consummation of this transaction on March 31, 2020.
•The conduct of a private offering of new Class B Units (the “Class B Offering”) to the Company’s existing members who are “accredited investors” as defined under U.S. securities laws which offering closed on May 28, 2020 (the “Closing Date”). In connection with this offering, on the Closing Date, the Company sold 6,822 new Class B Units for an aggregate price of $811,204, or $118.91 per unit.
•Also effective on the Closing Date and pursuant to the terms of the MUPA, the Company sold an additional 14,037 Class A Units to HALE for $1,669,176, or $118.91 per unit, and (b) pursuant to a separate subscription agreement between the Company and LKPK Holdings, LLC, a Nebraska limited liability company (“LKPK”), the Company agreed to sell and subsequently sold 165 Class B Units to LKPK for $19,620, or $118.91 per unit.
•The Company restructured its Board of Directors to provide for four directors to be appointed by HALE, the sole holder of Class A Units (the “Class A Directors”), and three directors to be elected by the holders of Common Units and Class B Units voting together as a single class (the ‘Elected Directors”). The Elected Directors will generally be arranged into three classes with one director in each class and each elected for staggered three-year terms.
•The Company amended and restated its operating agreement to create the new Class A Units and Class B Units and to re-title the pre-existing units as “Common Units” and provide the Class A Units and Class B Units with certain rights and preferences as set forth in the Fourth Amended and Restated Operating Agreement (the “Operating Agreement”) as well to effect the restructuring of the board of directors and make certain other modifications.
•The Company entered into an Amended and Restated Management Services Agreement effective April 1, 2020 which replaced and superseded the Management Services Agreement dated January 15, 2020 with Husker Ag.
•The Company received a loan in the amount of $505,700 under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19 and administered by the U.S. Small Business Administration.
•Effective May 29, 2020, the Company entered into certain amendments to its credit and loan agreements with its primary lender which, combined with the strategic transactions referenced above, resulted in the waiver of past instances of non-compliance with certain financial covenants from June 30, 2019 through April 30, 2020 and the mitigation of certain prior going concern uncertainties.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on Lincolnway Energy’s future results, management believes our current cash reserves, cash generated from our operations, cash generated from the issuance of new Class A Units and new Class B Units, our PPP Loan and the available cash under our amended revolving credit loan and our amended revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although the Company was in compliance with the financial covenants set forth in the amended master credit agreement (the "Credit Agreement") with Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB as of September 30, 2020, the impact the COVID-19 pandemic could have an adverse impact on the Company’s operating results which could result in an inability of the Company to comply with certain of these financial covenants and require its lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on management’s current forecast of market conditions and the Company’s financial performance together with the amended financial covenants set forth in our Credit Agreement, management expects that the Company will be in a position to satisfy all of the financial covenants in the Credit Agreement for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on the Company’s results for the fiscal year ending September 30, 2021 (“Fiscal 2021”). Despite the strategic transactions taken by the Company and the positive financial performance achieved by the Company during Fiscal 2020, the challenges posed by the COVID-19 pandemic on the ethanol industry and the global economy are continuing, and may accelerate, during the first quarter of Fiscal 2021. As of the date of this filing, management does not anticipate material improvement in the macroeconomic environment and, as a result our results for the first quarter of Fiscal 2021 may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, management intends to continue to focus on strategic initiatives designed to improve on the plant’s operational efficiencies and diversify the Company’s products which is critical in order to drive positive results in a negative margin environment. Management believes that consolidation within the ethanol industry, coupled with the plant’s location, good operating efficiencies and the Company’s solid management and operational team may provide new opportunities for the Company.

Management continues to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside the Company’s control requiring management to adjust the Company’s operating plan. As such, given the dynamic nature of this situation, management cannot reasonably estimate the impacts of COVID-19 on the Company’s financial condition, results of operations or cash flows in the future.

Comparison of Fiscal Years Ended September 30, 2020 and 2019

Statements of Operations Data:	2020		2019
	Amount	%	Amount	%
Revenues	$105,156,552	100.0%	$97,386,340	100.0%
Cost of goods sold	101,072,011	96.1%	105,075,962	107.9%
Gross profit (loss)	4,084,541	3.9%	(7,689,622)	(7.9)%
General and administrative expense	3,333,321	3.2%	3,484,570	3.6%
Bad debt expense	—	—%	4,385,009	4.5%
Operating income (loss)	751,220	0.7%	(15,559,201)	(11.5)%
Interest expense	(1,125,048)	(1.1)%	(800,867)	(0.8)%
Interest income	13,290	—%	10,579	—%
Other income	680,514	0.6%	3,100,683	3.2%
Net income (loss)	$319,976	0.2%	$(13,248,806)	(9.1)%

Net income was approximately $320 thousand in Fiscal 2020, which was a $13.6 million increase as compared to net income in Fiscal 2019. The increase in net income for Fiscal 2020 can be attributed in part to an 7% increase in ethanol production and a decrease in the total cost of production of $0.18 a production gallon. Additionally, ethanol revenue increased $4.9 million as a result of the increase in the gallons produced which was partially offset by a $1.4 million increase in the cash corn expense. The cost of production decreased by $4 million due to changes in operating procedures and a strategic focus on producing ethanol gallons more efficiently. Additionally, distillers grains revenue increased $3.9 million as a result of a 14% increase in production, or production of an additional 14,875 tons of distillers grains.

Revenues from operations for the fiscal year ended September 30, 2020 were approximately $105.2 million, consisting of $80.0 million of ethanol sales (net of hedging activity), or 76% of revenues, $19.2 million in distillers grains sales, or 18.3% of revenues, and $5.8 million of corn oil, syrup, CO2 and other sales, or 5.5% of revenues. Revenues increased in fiscal year 2020 by approximately 8.0%, when compared to fiscal year 2019. The increase in revenues for the fiscal year ended September 30, 2020 resulted from an increase in ethanol and distiller grains production. Ethanol average price per gallon decreased 1% from fiscal year 2019.

In addition to the increase in ethanol revenue, distillers grains revenue increased by $3.9 million during fiscal year 2020 as compared to fiscal year 2019. The average price per ton increased 5% when compared to the prior fiscal year. The increase in revenues was due in part to a strategic focus on improvements in the volume and quality of the distillers grains product sold. This effort resulted in a 24% increase in distiller grains tons produced over the prior fiscal year.

Corn oil revenue decreased 19% in fiscal year 2020 or $871 thousand dollars when compared to fiscal year 2019. The decrease is due to a 13.5% decrease in production as a result of the strategic focus on improving distiller grains production and improved ethanol production.
Lincolnway Energy's cost of goods sold for the fiscal year ended September 30, 2020 totaled approximately $101 million, which was a decrease of 3.9% when compared to fiscal year 2019. The decrease in cost of goods sold for the 2020 fiscal year is primarily due to an overall focus on production efficiencies and improvements to operations. Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distillers grain freight expense and marketing fees.

The average cost of corn increased by $1.4 million compared to fiscal year 2020. Corn hedging activity for fiscal year 2020 included a combined unrealized and realized net gain of $55 thousand from derivative instruments compared to a $.672 million combined unrealized and realized net gain for fiscal year 2019. Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 75% of cost of goods sold for the fiscal year ended September 30, 2020, compared to 70.5% of costs of goods sold for fiscal year 2019.

Energy costs for the fiscal year ended September 30, 2020 totaled approximately $8.2 million, or 8.2% of cost of goods sold, compared to $9.3 million or 8.87% of cost of goods sold for the 2019 fiscal year. Energy costs consist of natural gas and electricity costs. For fiscal year 2020, Lincolnway Energy purchased 1,768,901 MMBTUs of natural gas at an average price of $2.73. In comparison, in fiscal year 2019 the Company used 1,764,330 MMBTUs of natural gas at an average price of $3.29. Electricity costs amounted to approximately $3.5 million in fiscal year 2020 which is unchanged compared to $3.5 million in fiscal year 2019.

Ingredient costs for the fiscal years ended September 30, 2020 and 2019 totaled approximately $5.4 million, or 5.3% of cost of goods sold, and $6.7 million, or 6.4% of cost of goods sold, respectively. Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $4.3 million, or 4.3% of cost of goods sold, for fiscal year 2020 compared to $7.5 million, or 7.1% of cost of goods sold, for the fiscal year ended September 30, 2019. The decrease is due to lower maintenance and repair costs on the plant. The Company has also increased its focus on preventative maintenance to reduce downtime and maintain higher production rates.

Deprecation totaled approximately $4.1 million, or 4.0% of cost of goods sold, for fiscal year 2020 compared to $4.6 million, or 4.5% of cost of goods sold, for the fiscal year 2019. The increase in depreciation resulted from the addition of several capitalized assets to the plant.

Ethanol, distillers grain and corn oil freight expense and marketing fees totaled approximately $3.2 million, or 3.2% of cost goods sold, for fiscal year ending September 30, 2020. This compared to $2.7 million, or 2.7% of cost of goods sold, during the fiscal year ended September 30, 2019. The increase is due to incurring ethanol and distiller grains railcar leases to handle the increased production of ethanol and distiller grains production.

General and administrative expenses totaled approximately $3.3 million during the fiscal year ending September 30, 2020 compared to $3.3 million during the fiscal year ended September 30, 2019. The unchanged expenses is due to the implementation of cost control measures aimed at maintaining or reducing our general and administrative expenses.
Other income decreased $2.7 million in fiscal year 2020 from fiscal year 2019. The decrease is due to the early termination of the load out service agreement which resulted in income of approximately $3.4 million in fiscal year 2019.

Comparison of Fiscal Years Ended September 30, 2019 and 2018

Statements of Operations Data:	2019		2018
	Amount	%	Amount	%
Revenues	$97,386,340	100.0%	$102,050,976	100.0%
Cost of goods sold	105,075,962	107.9%	102,333,910	100.3%
Gross profit	(7,689,622)	(7.9)%	(282,934)	(0.3)%
General and administrative expense	3,484,570	3.6%	3,236,616	3.2%
Bad Debt Expense	4,385,009	4.5%	—	—%
Operating income (loss)	(15,559,201)	(16.0)%	(3,519,550)	(3.4)%
Interest expense	(800,867)	(0.8)%	(19,390)	—%
Interest income	10,579	—%	8,403	—%
Other income	3,100,683	3.2%	583,322	0.6%
Net income (loss)	$(13,248,806)	(13.6)%	$(2,947,215)	(2.9)%

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
Depreciation totaled approximately $4.6 million, or 4.5% of cost of goods sold, for the fiscal year ended September 30, 2019, compared to $3.9 million, or 3.8% of cost of goods sold, for fiscal year 2018. The increase in depreciation resulted from the addition of several capitalized assets to the plant.
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

Industry Factors that May Affect Future Operating Results

The operations and profitability of Lincolnway Energy are highly dependent on the prices of the key commodities utilized and sold as part of the ethanol production process. These include corn, ethanol, distillers grain and corn oil. Since the correlation of prices between these commodities is not perfect, and is in fact often very volatile, Lincolnway Energy is at risk of diminishing returns in periods of rising corn prices and decreasing ethanol prices. The prices of these commodities are determined by a variety of factors, including growing season weather, governmental policies, political change, international trade, and macroeconomic trends. Lincolnway Energy attempts to mitigate or hedge some of these risks through the use of various pricing mechanisms including cash contracts, futures contracts, options on futures, and derivative instruments.

Ethanol

As the 2020 calendar year ends, the Company continues to grapple with significant margin weakness in the ethanol industry which has been compounded by the impact of the COVID-19 pandemic. Despite reduced production levels implemented by U.S. plants in response to COVID-19, domestic ethanol stocks continue to remain at record high levels. Lower corn supplies are expected and the industry, particularly on a regional level, will be fighting to manage raw material availability as a result of a potentially materially reduced corn yield due to the damaging impact of the derecho storm in May 2020.

Although the average price per gallon of ethanol remained relatively steady in Fiscal 2020 as compared to Fiscal 2019, there has been a significant decrease in the overall demand for ethanol which ties closely to decreased consumption of gasoline. There has been decreased prices for crude oil and gasoline in Fiscal 2020 compared to Fiscal 2019 due to reduced economic activity and stay-at-home orders aimed at slowing the spread of COVID-19. This has also had a big impact on consumption, as gasoline consumption has declined 12% in 2020 as compared to 2019.

Management anticipates that ethanol prices will be negatively affected as ethanol plants return to higher production levels due to improving operating conditions. Ethanol prices may also decrease if certain areas of the United States reinstate restrictions in response to the COVID-19 pandemic resulting in a decrease in fuel demand. Continued declines in ethanol exports due to decreased global fuel consumption in response to the COVID-19 pandemic or trade disputes with foreign governments would also likely contribute to lower ethanol prices and potentially negative operating margins. Finally, the granting of additional EPA waivers to small refiners could have a negative effect on ethanol prices.

Corn

High corn prices have a negative effect on the Company’s operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during Fiscal 2020 compared to Fiscal 2019 due primarily to concerns related to the COVID-19 pandemic. On October 9, 2020, the USDA released a report estimating the 2020 corn crop in the United States at approximately 14.7 billion bushels, up 8% from last year's production, with yields averaging 178.4 bushels per acre. The USDA forecasted area harvested for grain at 82.5 million acres, up 1% from 2019. Demand for corn also remained lower in Fiscal 2020 and with a worldwide pandemic, exports of corn were also reduced as countries deferred material purchase commitments. Management anticipates that prices for corn will remain flat or decrease slightly in 2020/21 as production builds back up from COVID-19 levels. Regional corn prices may be slightly higher depending on the impact of the May 2020 derecho storm on local corn yields. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices should rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Management will continue to monitor the availability of corn.

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
Revenue Recognition
Revenue from the sale of Lincolnway Energy's ethanol and distillers grains is recognized at the time title, control and all risks of ownership transfer to the marketing company.  This generally occurs upon the loading of the product.  For ethanol, title and control passes from Lincolnway Energy at the time the product crosses the loading flange in either a railcar or truck.   For distillers grains, title and control passes upon the loading of distillers grains into trucks or railcars.  Shipping and handling costs incurred by Lincolnway Energy for the sale of ethanol and distillers grain are included in costs of goods sold.

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2020 and 2019 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.
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
    For the years ended September 30, 2020 and 2019, Lincolnway Energy had a lower of cost or net realizable value inventory adjustment of $0 and $75,810, respectively.
Off-Balance Sheet Arrangements
Lincolnway Energy currently does not have any off-balance sheet arrangements.
Liquidity and Capital Resources
On September 30, 2020 Lincolnway Energy had $7.2 million in cash and cash equivalents and approximately $7.3 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.
The following table shows cash flows for the fiscal years ended September 30, 2020 and 2019:

	Year ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$2,794,270	$(6,866,937)
Net cash (used in) investing activities	(259,456)	(3,640,661)
Net cash provided by financing activities	4,405,700	10,100,000

For the fiscal year ended September 30, 2020, cash provided in operating activities was $2.8 million, compared to cash used in operating activities of $6.9 million for the fiscal year ended 2019. The $9.7 million increase is due primarily to the Company's increase in net income (loss) due to improved operating efficiencies and the management of working capital components.
Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities was $.25 million for the fiscal year ended September 30, 2020, when compared to $3.6 million in fiscal year ended 2019.   Cash flows from financing activities include transactions and events whereby cash is obtained or paid back to or from creditors or investors.  Net cash provided by financing activities decreased by $5.7 million for the fiscal year ended September 30, 2020, when compared to the fiscal year ended September 30, 2019. The decrease is due to less borrowing on our revolving credit line in fiscal year 2020. Lincolnway Energy anticipates keeping cash balances at an acceptable level.   If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $7.3 million available on its revolving line of credit loan agreement. Based on the financial projections prepared by management, we plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant for the next 3 to 6 months. Management is waiting to see how the corn crop develops with the 2020 harvest regarding the future corn supply.   Corn prices may continue to increase in price with the uncertain corn production.  Working capital was approximately $13.97 million. However, management currently projects that working capital will be sufficient based on current cash balances and credit facilities available for the remainder of the fiscal year, but management will continue to monitor our liquidity position on a weekly basis.
Recent Cash Injections
The Company has recently completed several transactions that resulted in the Company’s receipt of the following injections of cash:
•On March 31, 2020, the Company received $5,000,000 in cash in connection with the issuance of 42,049 new Class A Units.
•On April 13, 2020, the Company received $505,700 under the Paycheck Protection Program administered by the U.S. Small Business Administration (the “PPP Loan”).
•On May 28, 2020, the Company received an additional $2,500,000 in cash in connection with the issuance of an additional 14,037 Class A Units and 6,987 new Class B Units.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, the cash received from our recent equity issuances, our PPP Loan, and the available cash under our revolving term loan and our revolving credit loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although as of September 30, 2020 the Company was in compliance with our financial covenants set forth in its credit agreement, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

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

Loans and Agreements
Credit Agreement
Lincolnway Energy is a party to a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017 as amended (the “Credit Agreement”). CoBank, ACB (“CoBank”) has a participation interest in the underlying loans issued under the Credit Agreement and serves as administrative agent for the Credit Agreement.. The Credit Agreement amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). The terms of the Credit Agreement apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Credit Agreement in the future.
The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. Under the Credit Agreement as amended effective May 29, 2020, the Company is subject to the following working capital, net worth and debt service coverage ratio financial covenants:

•Working Capital. The Company must have an excess of current assets over current liabilities of not less than $10,000,000 (“Working Capital Amount”); except that in determining (a) current assets, any amount available under any revolving term promissory note with Lender under the Credit Agreement may be included, and (b) current liabilities, any amount of revolving promissory note with Lender under the Credit Agreement considered a non-current liability and any amount of previous operating lease(s) now reflected as a current liability may be excluded (all as determined in accordance with the Accounting Standards (as defined in the Credit Agreement).

•Net Worth. The Company must have an excess of total assets over total liabilities of not less than $24,000,000 (all as determined in accordance with the Accounting Standards) (the “Net Worth Amount”).

•Debt Service Coverage Ratio. The Credit Agreement provides that the application of this covenant to the Company does not commence until the fiscal year ending September 30, 2021. Commencing with the fiscal year ending September 30, 2021, the Company shall not have a Debt Service Coverage Ratio of less than 1.50 to 1.00. Under the Credit Agreement, the definition of Debt Service Coverage Ratio means: (a) net income (after taxes), plus depreciation and amortization, minus non-cash income from patronage/investments, minus extraordinary gains (plus losses), minus gains (plus losses) on asset sale; divided by (b) $5,000,000 (all as determined in accordance with the Accounting Standards).

As of September 30, 2020, the Company was in compliance with each of these financial covenants.

The Company and Lender are also parties to an Amended and Restated Revolving Term Promissory Note dated May 29, 2020 (the “Restated Revolving Term Note”). The term of the Restated Revolving Term Note expires on October 1, 2024. The Restated Revolving Term Note provides that the aggregate principal amount that the Lender may loan to the Company under the Restated Revolving Term Note shall not exceed $25,000,000 which maximum commitment amount will reduce during the term of the Restated Revolving Term Note as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

Interest accrues on the Restated Revolving Term Note at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%.

In connection with the execution of the Amendment, the Company and the Lender entered into an Amended and Restated Revolving Credit Promissory Note dated May 29, 2020 (the “Restated Revolving Credit Note”) which amended, restated and superseded the Revolving Credit Promissory Note dated June 28, 2019. The term of the Restated Revolving Term Note expires on January 1, 2021, subject to an annual renewal. The Restated Revolving Credit Note provides that the aggregate principal amount that the Lender may loan to the Company under the Restated Revolving Credit Note shall not exceed $4,000,000. Interest accrues on the Restated Revolving Credit Note at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75%.

The Company and the Lender are also parties to that certain Amended and Restated Letter of Credit Promissory Note dated May 29, 2020 (the “Restated Letter of Credit Note”) which amended, restated and superseded the Revolving Letter of Credit Promissory Note dated June 28, 2019. The maximum amount of the letter of credit commitment available under the Restated Letter of Credit is $1,307,525.

The Amended Credit Agreement and all loans made thereunder, including the Amended Revolving Term Note, the Amended Revolving Letter of Credit Note and the New Revolving Note, are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.

The Restated Revolving Term Note and the Restated Revolving Letter of Credit are discussed further in Note 5 to the financial statements and the New Revolving Note is discussed further in Note 4 to the financial statements.

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

Railcar Leases

Lincolnway Energy leases 100 hopper rail cars which are used for transporting distillers grains. Lincolnway Energy's leases for the hopper rail cars begin expiring in December 2021 and expiration dates continue through June 2025. Lincolnway Energy also leases 220 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between June 2021 and September 2026.
Contractual Obligations Table
In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2020:

			Payment Due By Period
		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years
Long Term Debt	$21,700,000	$0	$10,000,000	$5,000,000	6,700,000
Interest on Long Term Debt	846,300	—	390,000	195,000	261,300
Operating Lease Obligations	8,257,643	2,272,104	1,999,704	1,704,210	2,281,625
Purchase Obligations	1,429,982	1,429,982	—	—	—
Total	$32,233,925	$3,702,086	$12,389,704	$6,899,210	$9,242,925

 The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the borrowings against the Term Loan. The operating lease obligations in the table above include our railcars and small office equipment lease obligations as of September 30, 2020. Purchase obligations consist of forward contracted corn contracts and natural gas purchases and monthly demand charge.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
In addition to the risks inherent in the ethanol industry and Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.
Interest Rate Risk

Lincolnway Energy has outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements. Lincolnway Energy has a loan agreement and an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated as of September 30, 2020:

Lender	Principal Balance	Interest Rate	Interest Rate Type
Farm Credit - revolving term loan	$21,700,000	3.9%	Variable
Farm Credit - revolving letter of credit	—	3.15%	Variable
Small Business Administration	505,700	1.00%	Fixed
	$22,205,700

Lincolnway Energy has an irrevocable, revolving letter of credit of $1,307,525 issued. The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.9% adjusted weekly. For more information on the payments see Item 7 -Loans and Agreements. Lincolnway Energy does not anticipate any material increase in interest rates during 2020.
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

During the fiscal year ended September 30, 2020, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.03 per bushel in April 2020 to a high of $3.98 per bushel in October 2020. During the fiscal year ended September 30, 2019, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.41 per bushel in September 2019 to a high of $4.55 per bushel in June 2019.

During the fiscal year ended September 30, 2020, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $0.82 per gallon in April 2020 to a high of $1.52 per gallon in November 2019. During the fiscal year ended September 30, 2019, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.20 per gallon in November 2018 to a high of $1.61 per gallon in June 2019.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net gain on corn derivative financial instruments that was included in our cost of goods sold for the fiscal year ended September 30, 2020 was $1.5 million as opposed to a net gain of $1.0 million fiscal year ended September 30, 2019. Our corn position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2020 was a gain of $709,258 as compared to year ended September 30, 2019 with a gain of $654,583. Lincolnway Energy's ethanol position gain and (loss) that was included in its earnings for the fiscal year ended September 30, 2020 was $9,396 compared to year ended September 30, 2019 of $21,525.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the fiscal year ended September 30, 2020 represented approximately 6% of our total cost of goods sold for that period.

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

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Lincolnway Energy, LLC (the Company) as of September 30, 2020 and 2019, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

Des Moines, Iowa
December 23, 2020

Lincolnway Energy, LLC

Balance Sheets
September 30, 2020 and 2019

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,201,372	$260,858
Derivative financial instruments (Notes 8 and 9)	300,476	188,694
Trade and other accounts receivable (Note 7)	4,602,150	3,259,768
Inventories (Note 3)	7,245,700	6,440,716
Prepaid expenses and other	304,244	308,184
Total current assets	19,653,942	10,458,220

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,548,308
Plant and process equipment	86,274,048	86,110,958
Construction in progress	6,796,507	6,806,549
Office furniture and equipment	441,332	455,129
	108,227,212	108,077,409
Accumulated depreciation	(70,352,374)	(65,685,719)
	37,874,838	42,391,690

OTHER ASSETS
Right of use asset operating lease, net of accumulated amortization (Note 7)	7,179,272	—
Other assets, net	1,102,850	864,082
	8,282,122	864,082
	$65,810,902	$53,713,992

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2020 and 2019

	2020	2019
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,858,459	$1,794,431
Accounts payable, related party (Note 6)	439,424	375,394
Accrued loss on firm purchase commitments	—	67,591
Accrued expenses	713,462	776,385
Current maturities of long-term debt (Note 5)	505,700	25,000,000
Revolving credit loan (Note 4)	—	300,000
Current portion of operating lease liability (Note 7)	2,164,720	—
Total current liabilities	5,681,765	28,313,801

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	21,700,000	—
Operating lease liability (Note 7)	5,014,552	—
Other	844,217	649,799
Total noncurrent liabilities	27,558,769	649,799

COMMITMENTS AND CONTINGENCY (Notes 5 and 7)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 105,122 and 42,049 units issued and outstanding as of September 30, 2020 and 2019, respectively	46,490,105	38,990,105
Retained (deficit)	(13,919,737)	(14,239,713)
	32,570,368	24,750,392
	$65,810,902	$53,713,992

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Revenues (Notes 1 and 7)	$105,156,552	$97,386,340	$102,050,976

Cost of goods sold (Notes 6 and 7)	101,072,011	105,075,962	102,333,910

Gross profit (loss)	4,084,541	(7,689,622)	(282,934)

General and administrative expenses	3,333,321	3,484,570	3,236,616
Bad debt expense	—	4,385,009	—
Operating income (loss)	751,220	(15,559,201)	(3,519,550)

Other income (expense):
Interest income	13,290	10,579	8,403
Interest expense	(1,125,048)	(800,867)	(19,390)
Other income	680,514	3,100,683	583,322
Total other income (expense)	(431,244)	2,310,395	572,335

Net income (loss)	$319,976	$(13,248,806)	$(2,947,215)

Weighted average units outstanding	70,082	42,049	42,049

Net income (loss) per unit - basic and diluted	$4.57	$(315.08)	$(70.09)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2020, 2019 and 2018

	Member Contributions	Retained Earnings (Deficit)	Total
Balance, September 30, 2017	$38,990,105	$3,007,533	$41,997,638
Net income (loss)	—	(2,947,215)	(2,947,215)
Distributions ($25 per unit)	—	(1,051,225)	(1,051,225)
Balance, September 30, 2018	38,990,105	(990,907)	37,999,198
Net (loss)	—	(13,248,806)	(13,248,806)
Balance, September 30, 2019	38,990,105	(14,239,713)	24,750,392
Issuance of 63,073 membership units	7,500,000	—	7,500,000
Net income	—	319,976	319,976
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$319,976	$(13,248,806)	$(2,947,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,776,308	5,320,846	4,477,811
Loss on sale or disposal of property and equipment	—	232,981	43,693
Bad dept expense	—	4,385,009	—
Accrued loss on firm purchase commitments	(67,591)	(298,577)	366,168
Changes in working capital components:
Trade and other accounts receivable	(1,342,382)	(473,270)	442,976
Inventories	(804,984)	(1,884,013)	1,128,026
Prepaid expenses and other	(40,410)	64,812	108,963
Accounts payable	51,528	(558,535)	(801,762)
Accounts payable, related party	64,030	(281,739)	14,407
Accrued expenses	(50,423)	(195,782)	(118,268)
Deferred revenue	—	(296,296)	(148,148)
Derivative financial instruments	(111,782)	366,433	(126,461)
Net cash provided by operating (used in) activities	2,794,270	(6,866,937)	2,440,190

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(270,023)	(3,667,661)	(13,611,022)
Proceeds from sale of property and equipment	10,567	27,000	—
Net cash (used in) investing activities	(259,456)	(3,640,661)	(13,611,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Member distributions	—	—	(1,051,225)
Proceeds from issuance of membership units	7,500,000	—	—
Net proceeds/(payments) from/(to) revolving credit loan	(300,000)	300,000	—
Proceeds from short-term borrowings	505,700	—	—
Payments on short-term borrowings	(25,000,000)	—	—
Proceeds from long-term borrowings	27,000,000	68,250,000	69,550,000
Payments on long-term borrowings	(5,300,000)	(58,450,000)	(57,350,000)
Net cash provided by financing activities	4,405,700	10,100,000	11,148,775

Net increase (decrease) in cash and cash equivalents	6,940,514	(407,598)	(22,057)

CASH AND CASH EQUIVALENTS
Beginning	260,858	668,456	690,513
Ending	$7,201,372	$260,858	$668,456
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of none, $304,947 and $515,242	$1,169,512	$1,190,553	$535,402

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$60,973	$86,928
Establishment of lease liability and right of use asset	6,691,675	—	—

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

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of both September 30, 2020 and September 30, 2019.

Note receivable: On March 28, 2019, the Company recorded a note receivable totaling $4,080,000 for a component of the construction in progress (the dryer) that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable plus interest is currently due and payable. During the year ended September 30, 2019, management determined based on communication from the vendor and lack of payment that the note receivable, including interest of $60,809, should be fully reserved at June 30, 2019. Bad debt expense of $0, $4,385,009, and $0 was recorded during the years ended September 30, 2020, 2019, and 2018, respectively.

Deferred revenue: Deferred revenue represents fees received under a service agreement in advance of services being performed. The related revenue was deferred and recognized as the services were performed over the 10 year agreement. On December 17, 2018, the Company entered into a settlement agreement in connection with the early termination of the contract. The settlement totaled approximately $3,000,000 and was included in other income and the remaining deferred revenue of approximately $420,000 was recognized during the year ended September 30, 2019.

Inventories:  Inventories are generally valued at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the fiscal years ended September 30, 2020 and September 30, 2019 the Company recognized a reserve and resulting loss of approximately $0 and $76,000, respectively, for a lower of net realizable value or cost inventory adjustment.

Property and equipment:  Property and equipment is stated at cost.  Construction in progress is comprised of costs related to the projects that are not completed.  Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements		20
Buildings and improvements		40
Plant and process equipment	5	20
Office furniture and equipment	3	7

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment.  The Company recognized a reserve and resulting accrued loss on purchase commitments of approximately $0 and $67,591 as of September 30, 2020 and 2019, respectively.

Revenue recognition: The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), October 1, 2019, using the modified retrospective method. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company generally recognized revenue at a point and time. The implementation of the new standard did not result in any changes to the measurement or recognition of revenue for prior periods, however, additional disclosures have been added in accordance with the ASU.

The following is a description of principal activities from which we generate revenue. Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.
•sales of ethanol
•sales of distillers grains
•sales of corn oil

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

Revenue by product is as follows:

(In thousands)	2020	2019	2018
Ethanol	$80,106	$75,224	$77,709
Distillers Grain	19,196	15,329	16,821
Corn Oil	4,616	5,487	5,545
Other	1,238	1,346	1,975

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

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. On March 31, 2020, 42,049 new Class A Units were issued, which Class A Units are a separate class of unit than the units issued to existing members which have been renamed “Common Units”. On May 28, 2020, the Company issued an additional 14,037 Class A Units and 6,987 new Class B Units. The combined issuance of Class A Units is 56,086 units and the total issuance of Class B Units is 6,987 units. There are also 42,049 Common Units outstanding for an aggregate number of 105,122 units outstanding comprised of Class A Units, Class B Units and Common Units. The weighted average number of units is based on days outstanding for the reporting period. The Class A Units and Class B Units have a liquidation preference which provides that in the event of a liquidation or deemed liquidation, the Class A and Class B members will receive the return of their capital contributions, reduced by the amount of distributions received, prior to the holders of Common Units receiving any proceeds.

Fair value of financial instruments:  The carrying amounts of cash and cash equivalents, derivative financial instruments, trade and other accounts receivable, accounts payable and accrued expenses approximate fair value.   These instruments are considered Level 1 measurements under the fair value hierarchy. Long term debt approximates fair value and commensurate with the market as the agreement was recently amended in the current year. The inputs for long term debt are considered a Level 3.

Recently Issued Accounting Pronouncements: In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02 "Leases" (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous Generally Accepted Accounting Principles ("GAAP"). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. Additionally, the Company has elected to account for lease and related non-lease components as a single lease component. The Company elected the option to apply the transition provisions at adoption date instead of the earliest comparative period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to the previous periods presented. See additional disclosure in Note 7.

Note 2.    Members' Equity

As of September 30, 2020 and 2019 there were 105,122 and 42,049 outstanding member units, respectively as indicated in the following table.

	2020	2019	2018
Class A Units	56,086	—	—
Class B Units	6,987	—	—
Common Units	42,049	42,049	42,049
Total	105,122	42,049	42,049

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

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2020	2019
Raw materials, including corn, chemicals, parts and supplies	$5,292,339	$4,902,526
Work in process	653,680	900,459
Ethanol and distillers grain	1,299,681	637,731
Total	$7,245,700	$6,440,716

Note 4.    Revolving Credit Loan

The Company entered into a Revolving Credit Promissory Note dated June 23, 2019 which provides for loans not to exceed $4,000,000 at any time. The loan originally matured on January 1, 2020 but the Company received an extension on December 24, 2019 extending the maturity date to June 1, 2020. Effective as of May 29, 2020, the Company and the bank amended the revolving credit loan to extend the maturity date of the revolving credit loan until January 1, 2021. Interest accrues at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.90% as of September 30, 2020).

The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of .25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. There was an outstanding balance of $0 and $300,000 on the revolving credit loan as of September 30, 2020 and 2019, respectively.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available for up to $25,000,000. Effective May 29, 2020, the Company and the bank amended the revolving term loan to modify the step-down reduction of available borrowing capacity to defer the initial step-down reduction of $5,000,000 originally scheduled for October 20, 2020 to October 20, 2021. As amended, available borrowings will be reduced by $5,000,000 each year starting October 20, 2021 until October 1, 2024 when the term loan matures. The Company will pay interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.90% as of September 30, 2020). The Company will also pay a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At September 30, 2020 and 2019 the outstanding balance on the revolving term loan was $21,700,000 and $25,000,000, respectively.

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

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,307,525. As of September 30, 2020 and 2019, the outstanding amount available to the Company under the Restated Letter of Credit Note was $1,307,525 and $1,518,450, respectively.

The payment of distributions is also subject to the Company's compliance with the various covenants and requirements of the Company's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent the Company from paying a distribution to its members if the Company fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements. During the 2019 fiscal year the Company was not in compliance with certain financial covenants under its master credit agreement and therefore the debt under this credit agreement was classified as current liability as of September 30, 2019. During the 2020 fiscal year the Company received cash for the issuance of additional units and amended master credit agreements with the bank. Due to this and improved operating margins, the Company is in compliance with financial covenants as of September 30, 2020 and is expected to stay in compliance for the next 12 months.

On April 13, 2020, the Company received a loan in the amount of $505,700 under the new Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration. The PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020, utility payments under agreements before February 1, 2020 and certain other specified costs can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. Management believes our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions. The PPP loan has a maturity date of April 13, 2022 and management currently believes this loan will be forgiven before maturity. The stated interest rate on this loan is 1% if not forgiven.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2020	2019	2018
Member A	Corn purchased for fiscal year	$9,906,905	$8,626,906	$17,960,954
	Corn forward purchase commitment	$140,348	$—	$6,647
	Basis corn commitment - bushels	800,000	80,000	400,000
	Miscellaneous purchases	$—	$1,617	$2,579
	Amount due at fiscal year end	$198,557	$2,707	$65,387

Member B	Corn purchased for fiscal year	$21,712,272	$12,527,197	$11,818,241
	Corn forward purchase commitment	$115,714	$376,000	$14,103
	Basis corn commitment - bushels	—	—	150,000
	Amount due at fiscal year end	$162,225	$52,486	$98,179

Member C	Corn purchased for fiscal year	$5,412,716	$14,400,120	$5,146,781
	Corn forward purchase commitment	$69,200	$22,080	$34,366
	Basis corn commitment - bushels	—	—	205,000
	Amount due at fiscal year end	$—	$37,652	$234,238

Other Members	Corn purchased for fiscal year	$17,419,742	$9,070,359	$7,614,288
	Corn forward purchase commitment	$122,748	$1,822,111	$1,761,514
	Amount due at fiscal year end	$67,635	$132,737	$259,329

On January 15, 2020, the Company entered into a Management Services Agreement with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility. Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Management Agreement”) with HALE, LLC, an affiliate of Husker Ag (“HALE”), which replaced and superseded the original Management Services Agreement between the Company and Husker Ag. Pursuant to the terms of the Management Agreement, HALE now provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position. For the year ended September 30, 2020, 2019 and 2018 Lincolnway Energy incurred expenses of $432,717, $0 and $0 respectively, due to Husker Ag LLC for services and out-of-pocket travel expenses. At September 30, 2020 and 2019 $2,096 and $0 was included in accrued expenses on the balance sheet, respectively.

Effective March 31, 2020, the Company and HALE entered into a Preferred Membership Unit Purchase Agreement (the “MUPA”) pursuant to which HALE purchased 42,049 new Class A Units of the Company for an aggregate price of $5,000,000. Effective on May 28, 2020, in accordance with the terms of the MUPA, HALE purchased an additional 14,037 Class A Units for an aggregate price of $1,669,176. As a result, HALE holds a total of 56,086 new Class A Units. In connection with the investment by HALE in the Company and pursuant to the terms of the MUPA and the Company’s current operating agreement, HALE has the right to appoint four of the Company’s seven directors (the “Class A Directors”). The Class A Directors serve until they resign or HALE removes them. The remaining three directors are elected by the members holding Common Units and Class B Units.

The Company entered into a management services agreement with Flag Leaf Financial Management, Inc. ("Flag Leaf") during July 2019. Pursuant to the agreement, the Company incurred expense of $175,338, $45,544 and $0, respectively for the years ending September 30, 2020, 2019 and 2018. At September 30, 2020 and 2019 there was $8,910 and $10,581 respectively, included as accrued expenses on the balance sheet. LKPK Holdings, LLC ("LKPK") purchased 165 Class B units during May 2020. LKPK is owned 100% by Flag Leaf.

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues with this customer were approximately $80,097,000, $75,203,000, and $77,736,000 for the years ended September 30, 2020, 2019 and 2018, respectively. Trade accounts receivable of approximately $3,255,000 and $2,447,000 was due from the customer as of September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company has ethanol sales commitments with the unrelated entity of 14.4 million unpriced gallons through December 2021.

The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer, including both distillers grains and corn oil, were $19,196,000, $15,329,000 and $16,933,000 for the years ended September 30, 2020, 2019 and 2018 , respectively. Trade accounts receivable of $685,000 and $541,000 was due from the customer as of September 30, 2020 and 2019, respectively. The Company has distillers grain sales commitments with the unrelated entity of approximately 16,000 tons for a total sales commitment of approximately $2 million less marketing fees through December 2021.

As of September 30, 2020, the Company had approximate purchase commitments for corn cash forward contracts with various unrelated parties, totaling $1,292,000, representing 384,000 bushels. These contracts mature at various dates through January 2021. The Company did not have any basis contract purchase commitments with unrelated parties as of September 30, 2020.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. On July 3, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021. At September 30, 2020, the remaining commitment was approximately $1.2 million.

As of September 30, 2020, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $138,000. The Company had purchase commitments for natural gas basis contracts with an unrelated party totaling approximately 82,000 MMBtu's. These contracts mature at various dates through October 2020.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the year ended September 30, 2020, 2019 and 2018 was approximately $2,157,528, $2,102,000 and $2,156,000, respectively. The lease agreements have maturity dates ranging from June 2021 to September 2025.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at September 30, 2020 was approximately $7,179,000.

At September 30, 2020, the Company had the following approximately future minimum rental commitments through September 30 of each year:

2021	$2,272,104
2022	1,999,704
2023	1,704,210
2024	1,399,875
2025	707,750
Thereafter	174,000
Total	$8,257,643

A reconciliation of undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of September 30, 2020 is shown below:

Undiscounted future payments	$8,257,643
Discount effect	1,078,371
Total	$7,179,272

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2020	2019
Derivative assets - corn contracts	$675	$531,875
Derivative assets - ethanol contracts	33,107	—
Derivative liabilities - corn contracts	(243,825)	(93,650)
Derivative liabilities - ethanol contracts	(93,335)	—
Cash due from (due to) broker	603,854	(249,531)
Total	$300,476	$188,694

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2020	2019	2018
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$69,624	$21,525	$(26,649)
Unrealized (loss)	(60,228)	—	—
Total effect on revenues	9,396	21,525	(26,649)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain	1,587,758	1,014,033	1,332,317
Unrealized gain (loss)	(878,500)	(359,450)	325,878
Total effect on corn costs	709,258	654,583	1,658,195

Gains (losses) in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	—	13,660	65,769
Unrealized gain	—	3,460	3,940
Total effect on natural gas costs	—	17,120	69,709
Total effect on cost of goods sold	$709,258	$671,703	$1,727,904
Total gain to operating income due to derivative activities	$718,654	$693,228	$1,701,255

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$33,782	$33,782	$—	$—
Liabilities, derivative financial instruments	$(337,160)	$(337,160)	$—	$—

	2019
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$531,875	$531,875	$—	$—
Liabilities, derivative financial instruments	$(93,650)	$(93,650)	$—	$—

Note 10.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2020, 2019 and 2018 totaled $40,395, $54,670 and $58,112, respectively.

Note 11.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2020 and 2019.

	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Revenue	$29,002,735	$24,376,894	$20,136,749	$31,640,174
Gross profit (loss)	1,109,377	(2,087,314)	1,320,605	3,741,873
Operating income (loss)	298,839	(3,041,935)	554,526	2,939,790
Net income (loss)	(24,218)	(3,129,698)	303,248	3,170,644
Basic & diluted earnings (loss) per unit	(0.58)	(73.64)	3.30	30.16

	12/31/2018	3/31/2019	6/30/2019	9/30/2019
Revenue	$20,371,692	$24,333,321	$26,488,313	$26,193,014
Gross (loss)	(3,923,425)	(571,870)	(1,649,179)	(1,545,148)
Operating (loss)	(4,784,408)	(1,455,824)	(7,062,296)	(2,256,673)
Net (loss)	(1,836,126)	(1,430,642)	(7,394,842)	(2,587,196)
Basic & diluted (loss) per unit	(43.67)	(34.03)	(175.87)	(61.53)

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2020.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2020, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

    Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2020 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2021 Annual Meeting of Members (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2020.

Item 10.    Directors, Executive Officers and Corporate Governance.

    The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2021 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

    (a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2.1	Third Amended and Restated Operating Agreement and Unit Assignment Policy effective as of March 30, 2020		8-K		10.3	4/3/2020
3.2.2	Fourth Amended and Restated Operating Agreement and Unit Assignment Policy effective as of April 1, 2020		8-K		10.4	4/3/2020
10.1	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.2	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014
10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014

10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/18/2017
*10.18	Amended and Restated Distillers Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017	8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/18/2017
10.20	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	2/26/2018
10.21	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	2/26/2018
10.22	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	2/26/2018
10.23	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018
*10.24	Amendment No. 1 Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC dated June 28, 2018	8-K		10.1	7/3/2018
10.25	Amendment No. 2 to Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC effective October 1, 2020	8-K		10.1	10/15/2020
10.26	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018

10.27	Amended and Restated Revolving Term Promissory Note dated September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	10/11/2018
10.28	Amendment dated December 28, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	1/3/2019
10.29	Amended and Restated Revolving Term Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	1/3/2019
10.30	Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	1/3/2019
10.31	Amendment dated May 29, 2020 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018, and December 28, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	6/4/2020
10.32	Amended and Restated Revolving Term Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, FLCA	8-K		10.2	6/4/2020
10.33	Amended and Restated Revolving Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.3	6/4/2020
10.34	Amended and Restated Letter of Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.4	6/4/2020
**10.35	Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg effective March 4, 2019	8-K		10.1	3/7/2019
**10.36	Separation Agreement between Lincolnway Energy, LLC between Eric Hakmiller effective March 28, 2019	8-K		10.1	3/26/2019
10.37	Amendment dated June 23, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018 and December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	7/12/2019
10.38	Revolving Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/12/2019
10.39	Amended and Restated Letter of Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/12/2019
**10.40	Professional Services Agreement between Lincolnway Energy, LLC and Flag Leaf Financial Management Inc. effective July 31, 2019	10-K	9/30/2019	10.35	12/30/2019

**10.41	Amendment dated December 13, 2019 to the Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg		8-K		10.1	12/16/2019
**10.42.1	Management Services Agreement between Lincolnway Energy, LLC and Husker Ag, LLC dated January 15, 2020		8-K		10.1	1/22/2020
**10.42.2	Amended and Restated Management Services Agreement between Lincolnway Energy, LLC and HALE, LLC effective as of April 1, 2020		8-K		10.2	4/3/2020
*10.43	Corn Procurement Agreement between Lincolnway Energy, LLC and Innovative Ag Services Co. effective January 24, 2020		8-K		10.2	1/22/2020
**10.44	Separation Agreement and General Release between Lincolnway Energy, LLC and Michael Hollenberg dated January 17, 2020		8-K		10.3	1/22/20200
10.45	Grain Procurement Agreement between Lincolnway Energy, LLC and Husker Trading, Inc. effective as of February 6, 2020		8-K		10.1	2/14/20200
10.46	Preferred Membership Unit Purchase Agreement between Lincolnway Energy, LLC and HALE, LLC dated March 31, 2020		8-K		10.1	4/3/2020
***10.47	Carbon Dioxide Purchase and Sale Agreement between Lincolnway Energy, LLC and EPCO Carbon Dioxide Products, Inc. dated April 16, 2010, as amended January 1, 2016, April 27, 2020, and July 29, 2020	Filed Herewith
***10.48	Distiller's Grain Off-Take Agreement between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		8-K		10.1	12/9/2020
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
***	Material has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because it is both not material and would likely cause competitive harm to the company if publicly disclosed.
†	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 23, 2020	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

December 23, 2020	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 23, 2020	/s/ Robert Brummels
Robert Brummels, Director

December 23, 2020	/s/ William Couser
William Couser, Director

December 23, 2020	/s/ Dan Heard
Dan Heard, Director

December 23, 2020	/s/ James Krause
James Krause, Director

December 23, 2020	/s/ Marvin Stech
Marvin Stech, Director

December 23, 2020	/s/ Jeff Taylor
Jeff Taylor, Director

December 23, 2020	/s/ Rick Vaughan
Rick Vaughan, Director

December 23, 2020	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

December 23, 2020	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer