Form 10-K/A
period 2020-09-30
Lincolnway Energy, LLC
filed 2021-01-06
CIK 1350420

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Form 10-K filed by the Company for the fiscal year ended September 30, 2020, which was originally filed on December 23, 2020 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the terms “Lincolnway Energy,” “the Company,” “we,” “us” or “our” refer to Lincolnway Energy, LLC.

We are filing this Amendment No. 1 solely to (a) correct the Officer Certifications filed as Exhibits 31.1 and 32.1 that were filed with the Original Filing to correct typographical errors within each of the exhibits that resulted in the exhibits inadvertently referring to Michael Hollenberg, rather than Seth Harder, as the President and Chief Executive Officer of the Company and (b) update Item 15(a)(3) of Part IV accordingly. The Company is filing as exhibits to this Amendment No. 1 the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
In accordance with Securities and Exchange Commission requirements, this Form 10-K/A sets forth the entire Original Filing; provided, however, except as described in this explanatory note, no information in the Original Filing is being modified, updated or amended by this Amendment No. 1. This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events occurring after December 23, 2020 the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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
January 6, 2021

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

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2020 and 2019

	2020	2019
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,858,459	$1,794,431
Accounts payable, related party (Note 6)	439,424	375,394
Accrued loss on firm purchase commitments	—	67,591
Accrued expenses	713,462	776,385
Current maturities of long-term debt (Note 5)	561,561	25,000,000
Revolving credit loan (Note 4)	—	300,000
Current portion of operating lease liability (Note 7)	2,164,720	—
Total current liabilities	5,737,626	28,313,801

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	21,700,000	—
Operating lease liability (Note 7)	5,014,552	—
Other	844,217	649,799
Total noncurrent liabilities	27,558,769	649,799

COMMITMENTS AND CONTINGENCY (Notes 5 and 7)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 105,122 and 42,049 units issued and outstanding as of September 30, 2020 and 2019, respectively	46,490,105	38,990,105
Retained (deficit)	(13,919,737)	(14,239,713)
	32,570,368	24,750,392
	$65,866,763	$53,713,992

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Revenues (Notes 1 and 7)	$105,156,552	$97,386,340	$102,050,976

Cost of goods sold (Notes 6 and 7)	101,072,011	105,075,962	102,333,910

Gross profit (loss)	4,084,541	(7,689,622)	(282,934)

General and administrative expenses	3,333,321	3,484,570	3,236,616
Bad debt expense	—	4,385,009	—
Operating income (loss)	751,220	(15,559,201)	(3,519,550)

Other income (expense):
Interest income	13,290	10,579	8,403
Interest expense	(1,125,048)	(800,867)	(19,390)
Other income	680,514	3,100,683	583,322
Total other income (expense)	(431,244)	2,310,395	572,335

Net income (loss)	$319,976	$(13,248,806)	$(2,947,215)

Weighted average units outstanding	70,082	42,049	42,049

Net income (loss) per unit - basic and diluted	$4.57	$(315.08)	$(70.09)

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

    (a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2.1	Third Amended and Restated Operating Agreement and Unit Assignment Policy effective as of March 30, 2020		8-K		10.3	4/3/2020
3.2.2	Fourth Amended and Restated Operating Agreement and Unit Assignment Policy effective as of April 1, 2020		8-K		10.4	4/3/2020
10.1	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007
10.1.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC		10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad		10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.		10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC		10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.		10-Q	12/30/2012	10.2	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company		10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller		10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		10-K/A	9/30/2013	10.27	4/23/2014
10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC		10-Q	6/30/2014	10.28	8/13/2014

10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/18/2017
*10.18	Amended and Restated Distillers Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017	8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/18/2017
10.20	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	2/26/2018
10.21	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	2/26/2018
10.22	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	2/26/2018
10.23	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018
*10.24	Amendment No. 1 Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC dated June 28, 2018	8-K		10.1	7/3/2018
10.25	Amendment No. 2 to Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC effective October 1, 2020	8-K		10.1	10/15/2020
10.26	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	10/11/2018

10.27	Amended and Restated Revolving Term Promissory Note dated September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	10/11/2018
10.28	Amendment dated December 28, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	1/3/2019
10.29	Amended and Restated Revolving Term Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	1/3/2019
10.30	Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	1/3/2019
10.31	Amendment dated May 29, 2020 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018, and December 28, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	6/4/2020
10.32	Amended and Restated Revolving Term Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, FLCA	8-K		10.2	6/4/2020
10.33	Amended and Restated Revolving Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.3	6/4/2020
10.34	Amended and Restated Letter of Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.4	6/4/2020
**10.35	Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg effective March 4, 2019	8-K		10.1	3/7/2019
**10.36	Separation Agreement between Lincolnway Energy, LLC between Eric Hakmiller effective March 28, 2019	8-K		10.1	3/26/2019
10.37	Amendment dated June 23, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018 and December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	7/12/2019
10.38	Revolving Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/12/2019
10.39	Amended and Restated Letter of Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/12/2019
**10.40	Professional Services Agreement between Lincolnway Energy, LLC and Flag Leaf Financial Management Inc. effective July 31, 2019	10-K	9/30/2019	10.35	12/30/2019

**10.41	Amendment dated December 13, 2019 to the Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg		8-K		10.1	12/16/2019
**10.42.1	Management Services Agreement between Lincolnway Energy, LLC and Husker Ag, LLC dated January 15, 2020		8-K		10.1	1/22/2020
**10.42.2	Amended and Restated Management Services Agreement between Lincolnway Energy, LLC and HALE, LLC effective as of April 1, 2020		8-K		10.2	4/3/2020
*10.43	Corn Procurement Agreement between Lincolnway Energy, LLC and Innovative Ag Services Co. effective January 24, 2020		8-K		10.2	1/22/2020
**10.44	Separation Agreement and General Release between Lincolnway Energy, LLC and Michael Hollenberg dated January 17, 2020		8-K		10.3	1/22/20200
10.45	Grain Procurement Agreement between Lincolnway Energy, LLC and Husker Trading, Inc. effective as of February 6, 2020		8-K		10.1	2/14/20200
10.46	Preferred Membership Unit Purchase Agreement between Lincolnway Energy, LLC and HALE, LLC dated March 31, 2020		8-K		10.1	4/3/2020
***10.47	Carbon Dioxide Purchase and Sale Agreement between Lincolnway Energy, LLC and EPCO Carbon Dioxide Products, Inc. dated April 16, 2010, as amended January 1, 2016, April 27, 2020, and July 29, 2020		10-K	9/30/2020	10.5	12/23/2020
***10.48	Distiller's Grain Off-Take Agreement between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		8-K		10.1	12/9/2020
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
***	Material has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because it is both not material and would likely cause competitive harm to the company if publicly disclosed.
†	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 6, 2021	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

January 6, 2021	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer