Form 10-K/A
period 2020-09-30
Lincolnway Energy, LLC
filed 2021-01-08
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

Registrant’s telephone number, including area code: (515) 232-1010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2021 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment No. 2”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2020 (the “Original Filing”) as amended by Amendment No. 1 filed with the SEC on January 6, 2021 (“Amendment No. 1”) is solely to correct a technological scrivener error on the Auditors’ Opinion Letter filed with Amendment No. 1 which was incorrectly dated January 6, 2021. The correct date on the Auditors’ Opinion Letter filed with Amendment No. 1 should have been December 23, 2020 (the “Original Filing Date”).  In accordance with SEC requirements, this Amendment No. 2 amends and restates in its entirety Item 8 of Part II of the Original Filing solely to include the correctly dated Auditors’ Opinion Letter.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the registrant’s principal executive officer and principal financial officer are being filed/furnished as exhibits to this Amendment No. 2 and we have updated Item 15(a)(3) of Part IV accordingly.

Except as expressly described above and as set forth herein, this Amendment No. 2 does not modify the Original Filing or Amendment No. 1 in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Filing. Furthermore, this Amendment No. 2 does not change any previously reported financial results.  Accordingly, this Amendment No. 2 should be read in conjunction with Amendment No. 1 and the Original Filing included therewith and the Company’s other filings with the SEC.

PART II

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

Principal business activity:  Lincolnway Energy, LLC (the “Company”), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began making sales on May 30, 2006 and became operational during the quarter ended June 30, 2006.  The Company is directly influenced by commodity markets and the agricultural and energy industries and, accordingly, its results of operations and financial condition may be significantly affected by cyclical market trends and the regulatory, political and economic conditions in these industries.

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

Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  When circumstances or events arise that questions an asset’s usefulness, the asset is evaluated for future use and appropriate carrying value.

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

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.  Management has evaluated the Company’s material tax positions and determined there were no uncertain tax positions that require adjustment to the financial statements.  The Company does not currently anticipate significant changes in its uncertain tax positions over the next twelve months.

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

Recently Issued Accounting Pronouncements: In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2016-02 “Leases” (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous Generally Accepted Accounting Principles (“GAAP”). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee’s obligation to make lease payments arising from the lease, measured on a discounted cash flow basis; and (2) a “right of use” asset, which is an asset that represents the lessee’s right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. Additionally, the Company has elected to account for lease and related non-lease components as a single lease component. The Company elected the option to apply the transition provisions at adoption date instead of the earliest comparative period presented in the financial statements. Due to this election, the Company is not required to retrospectively apply the standard to the previous periods presented. See additional disclosure in Note 7.

Note 2.	Members’ Equity

As of September 30, 2020 and 2019 there were 105,122 and 42,049 outstanding member units, respectively as indicated in the following table.

	2020	2019	2018
Class A Units	56,086	—	—
Class B Units	6,987	—	—
Common Units	42,049	42,049	42,049
Total	105,122	42,049	42,049

Income and losses are allocated to all members based on their pro rata ownership interest. All unit transfers are effective the last day of the month.  Units may be issued or transferred only to persons eligible to be members of the Company and only in compliance with the provisions of the Company’s operating agreement and unit assignment policy.

The Company is organized as an Iowa limited liability company.  Members’ liability is limited as specified in the Company’s operating agreement and pursuant to the Iowa Limited Liability Company Act.  The duration of the Company shall be perpetual unless dissolved as provided in the operating agreement.

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

The payment of distributions is also subject to the Company’s compliance with the various covenants and requirements of the Company’s credit and loan agreements, and it is possible that those covenants and requirements will at times prevent the Company from paying a distribution to its members if the Company fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements. During the 2019 fiscal year the Company was not in compliance with certain financial covenants under its master credit agreement and therefore the debt under this credit agreement was classified as current liability as of September 30, 2019.  During the 2020 fiscal year the Company received cash for the issuance of additional units and amended master credit agreements with the bank. Due to this and improved operating margins, the Company is in compliance with financial covenants as of September 30, 2020 and is expected to stay in compliance for the next 12 months.

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

The Company entered into a management services agreement with Flag Leaf Financial Management, Inc. (“Flag Leaf”) during July 2019. Pursuant to the agreement, the Company incurred expense of $175,338, $45,544 and $0, respectively for the years ending September 30, 2020, 2019 and 2018.  At September 30, 2020 and 2019 there was $8,910 and $10,581 respectively, included as accrued expenses on the balance sheet.  LKPK Holdings, LLC (“LKPK”) purchased 165 Class B units during May 2020.  LKPK is owned 100% by Flag Leaf.

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

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company’s ethanol plant.   Under the agreement, the Company committed to future monthly fees totaling approximately $3.6 million over the 10 year term, commencing November 2014.  On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company’s obligation under the agreement.   The letter of credit will be reduced over time as the Company makes payments under the agreement.  On July 3, 2017, in conjunction with the amended revolving credit loan agreement, the Company amended the letter of credit and extended the maturity to May 2021.  At September 30, 2020, the remaining commitment was approximately $1.2 million.

As of September 30, 2020, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $138,000.  The Company had purchase commitments for natural gas basis contracts with an unrelated party totaling approximately 82,000 MMBtu’s.  These contracts mature at various dates through October 2020.

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

Level 2 Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3 Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

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

Note 11.	Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2020 and 2019.

	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Revenue	$29,002,735	$24,376,894	$20,136,749	$31,640,174
Gross profit (loss)	1,109,377	(2,087,314)	1,320,605	3,741,873
Operating income (loss)	298,839	(3,041,935)	554,526	2,939,790
Net income (loss)	(24,218)	(3,129,698)	303,248	3,170,644
Basic & diluted earnings (loss) per unit	(0.58)	(73.64)	3.30	30.16

	12/31/2018	3/31/2019	6/30/2019	9/30/2019
Revenue	$20,371,692	$24,333,321	$26,488,313	$26,193,014
Gross (loss)	(3,923,425)	(571,870)	(1,649,179)	(1,545,148)
Operating (loss)	(4,784,408)	(1,455,824)	(7,062,296)	(2,256,673)
Net (loss)	(1,836,126)	(1,430,642)	(7,394,842)	(2,587,196)
Basic & diluted (loss) per unit	(43.67)	(34.03)	(175.87)	(61.53)

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

The financial statements are set forth in Item 8 of this annual report.

(a)(2)	Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

(a)(3)	Exhibits.

The following exhibits are filed herewith, furnished or incorporated by reference as set forth below:

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
*32.2	Certification of Principal Financial Officer, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 8, 2021	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer (Principal Executive Officer)

January 8, 2021	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer (Principal Financial Officer)