Form 10-Q
period 2020-12-31
Lincolnway Energy, LLC
filed 2021-02-22
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of February 1, 2021 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2020	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,051,499	$7,201,372
Derivative financial instruments (Note 8 and 9)	143,658	300,476
Trade accounts receivable (Note 7)	2,242,559	4,602,150
Inventories (Note 3)	8,236,958	7,245,700
Prepaid expenses and other	652,183	304,244
Total current assets	20,326,857	19,653,942

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	86,338,439	86,274,048
Office furniture and equipment	441,332	441,332
Construction in progress	7,124,295	6,796,507
	108,619,391	108,227,212
Accumulated depreciation	(71,518,329)	(70,352,374)
Total property and equipment	37,101,062	37,874,838

OTHER ASSETS
Right of use asset operating lease, net (Note 7)	6,706,721	7,179,272
Other	981,063	1,102,850
Total other assets	7,687,784	8,282,122

Total assets	$65,115,703	$65,810,902

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2020	September 30, 2020
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,907,169	$1,858,459
Accounts payable, related party (Note 6)	865,046	439,424
Accrued expenses	819,729	713,462
Current maturities of long-term debt (Note 5)	1,205,700	505,700
Current portion of operating lease liability (Note 7)	2,109,049	2,164,720
Total current liabilities	7,906,693	5,681,765

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	20,000,000	21,700,000
Operating lease liability (Note 7)	4,597,672	5,014,552
Other	1,134,196	844,217
Total noncurrent liabilities	25,731,868	27,558,769

COMMITMENTS AND CONTINGENCIES (Note 7 and 8)	—	—

MEMBERS' EQUITY
Member contributions 105122 units issued and outstanding	46,490,105	46,490,105
Retained (deficit)	(15,012,963)	(13,919,737)
Total members' equity	31,477,142	32,570,368

Total liabilities and members' equity	$65,115,703	$65,810,902

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2020	December 31, 2019
	(Unaudited)
Revenues (Notes 2 and 7)	$29,338,746	$29,002,735

Cost of goods sold (Note 6 and 7)	29,518,116	27,893,358

Gross profit (loss)	(179,370)	1,109,377

General and administrative expenses	794,795	810,538

Operating income (loss)	(974,165)	298,839

Other income (expense):
Interest income	1,893	3,374
Interest expense	(211,158)	(326,431)
Other income	90,204	—
	(119,061)	(323,057)

Net (loss)	$(1,093,226)	$(24,218)

Weighted average units outstanding	105,122	42,049

Net (loss) per unit - basic and diluted	$(10.40)	$(0.58)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	$46,490,105	$(15,012,963)	$31,477,142

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2020	December 31, 2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,093,226)	$(24,218)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	1,179,872	1,215,128
Loss on disposal of property and equipment	9,385	—
Accrued loss on firm purchase commitments	—	317,437
Changes in working capital components:
Trade receivable	2,359,591	(136,544)
Inventories	(991,258)	1,190,384
Prepaid expenses and other	51,327	(221,937)
Accounts payable	1,727,454	1,583,618
Accounts payable, related party	(425,622)	(55,109)
Accrued expenses	106,267	184,021
Derivative financial instruments	156,818	(177,504)
Net cash provided by operating activities	3,080,608	3,875,276

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(230,481)	(236,239)
Net cash (used in) investing activities	(230,481)	(236,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	—	16,800,000
Payments on long-term borrowings	(1,000,000)	(20,300,000)
Net cash (used in) financing activities	(1,000,000)	(3,500,000)

Net increase in cash and cash equivalents	1,850,127	139,037

CASH AND CASH EQUIVALENTS
Beginning	7,201,372	260,858
Ending	$9,051,499	$399,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
cash paid for interest	$213,774	$338,140

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING, AND FINANCING ACTIVITIES, Construction in progress included in accounts payable	185,000	0
Establishment of lease liability and right of use asset	—	6,691,675
See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

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

Basis of presentation and other information: The balance sheet as of September 30, 2020 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2020 and for the three months ended December 31, 2020 and 2019 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2020 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates significant to the financial statements include impairment of long-lived assets and lower of cost or net realizable value. Actual results could differ from those estimates.

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

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash accounts in one bank which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts balance as of December 31, 2020 and September 30, 2020.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2020 and September 30, 2020 the Company recognized no write-down for a lower of net realizable value or cost of inventory.

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in the business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other means, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized 0 accrued loss on purchase commitments as of December 31, 2020 or September 30, 2020.

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

Revenue from the sale of the Company's ethanol and distillers grains is recognized at the time control transfers to the marketing company. This generally occurs upon the loading of the product. For ethanol, control passes at the time the product crosses the loading flange in either a railcar or truck. For distillers grain, control passes upon the loading into trucks or railcars. Corn oil is marketed internally. Revenue is recognized when control transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Income taxes:  The Company is organized as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements. Management has evaluated the Company's material tax positions and determined there were no uncertain tax positions that

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2020	December 31, 2019
Ethanol, net of hedging gain (loss)	$21,686,307	$22,974,264
Distillers Grains	6,056,062	4,503,669
Distilled Corn Oil	1,433,084	1,273,877
Other	163,293	250,925
Total	$29,338,746	$29,002,735

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2020	September 30, 2020

Raw materials, including corn, chemicals, parts and supplies	$5,019,900	$5,292,339
Work in process	938,820	653,680
Ethanol and distillers grains	2,278,238	1,299,681
Total	$8,236,958	$7,245,700

Note 4. Revolving Credit

The Company had a revolving credit line which provided for loans not to exceed $4,000,000 at any time which accrued interest at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.9% as of December 31, 2020). Under the terms of the revolving credit line, the Company also had to pay a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan was secured by

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

There was no outstanding balance on the revolving credit loan as of December 31, 2020 and September 30, 2020. The revolving credit line matured as of January 1, 2021 and was not renewed.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $25,000,000. The Company's borrowing capacity under the revolving term loan will begin a step-down reduction of $5,000,000 each year starting October 20, 2021 until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.90% as of December 31, 2020). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At December 31, 2020 and September 30, 2020 the outstanding balance on the revolving term loan was $20,700,000 and $21,700,000, respectively.

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

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,307,525. There were no amounts drawn on the available letter of credit as of December 31, 2020.

On April 13, 2020, the Company received a loan in the amount of $505,700 under the Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration. The PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. Management believes the Company used the PPP Loan proceeds for the approved expense categories and satisfied the applicable employee headcount and compensation conditions . The PPP loan has a maturity date of April 13, 2022 and management currently believes this loan will be forgiven before maturity.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2020 and 2019:

Corn Commitment:
December 31, 2020

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$712,198	696,506	March 2021	$844,333

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Corn Purchased:
	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Related Parties	$13,716,968	$10,946,803

The Company is a party to Management Services Agreement with HALE, LLC (“HALE”) for management services pertaining to the Company’s ethanol facility. Under the Management Services Agreement, HALE provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve in various roles including Chief Executive Officer, Environmental and Safety Manager, Commodity Risk Manager and to fill such other positions, including, without limitation, Controller, as may be necessary from time to time and (b) perform the respective management services for each such positions. For the three months ended December 31, 2020 and 2019, Lincolnway Energy incurred expenses of $114,010 and zero pertaining to this agreement. At December 31, 2020 and September 30, 2020 $12,028 and $2,097 was included in accrued expenses on the balance sheet, respectively.

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $21,763,000 and $22,974,000, respectively, for the three months ended December 31, 2020 and 2019. Trade accounts receivable of approximately $1,371,000 and $3,255,000 were due from this entity as of December 31, 2020 and September 30, 2020, respectively. As of December 31, 2020, the Company had ethanol unpriced sales commitments with this entity of approximately 10.6 million gallons through March 2021.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $7,489,000 and $4,667,000, respectively, for the three months ended December 31, 2020 and 2019. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $547,000 and $685,000 were due from this entity as of December 31, 2020 and September 30, 2020, respectively. The Company had distillers grain sales commitments with this entity of approximately 10,184 tons, for a total sales commitment of approximately $2 million.

As of December 31, 2020, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $2.2 million. These contracts mature at various dates through December 2021. The Company had no basis contract commitments with unrelated parties to purchase corn.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At December 31, 2020, the remaining commitment was approximately $1.2 million.

As of December 31, 2020, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 155,000 MMBtu's with an approximate value of $385,000 maturing at various dates through January 2021.

Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year.

A lease exists when a contract conveys to a party the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company recognized a lease liability equal to the present value of future lease payments based on an estimated interest rate commensurate with the rate the Company would pay to borrow equivalent

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
funds. A lease asset was recognized based on the lease liability value and adjusted for any prepaid lease payments or lease incentives. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended December 31, 2020 and 2019 was approximately $575,000 and $499,000, respectively. The lease agreements have maturity dates ranging from June 2021 to September 2025.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at December 31, 2020 is approximately $6,707,000.

At December 31, 2020 the Company had the following approximate minimum rental commitments for the period ending December 31:

2021	$1,701,574
2022	1,999,702
2023	1,704,210
2024	1,399,875
2025	707,750
Thereafter	174,000
Total	$7,687,111

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2020 is shown below:

Undiscounted future payments	$7,687,111
Discount effect	980,390
$6,706,721

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Derivatives not designated as hedging instruments are as follows:

	December 31, 2020	September 30, 2020
Derivative assets - corn contracts	$938	$675
Derivative assets - ethanol contracts	—	33,107
Derivative liabilities - corn contracts	(917,463)	(243,825)
Derivative liabilities - ethanol contracts	(48,495)	(93,335)
Due from (due to) broker	1,108,678	603,854
Total	$143,658	$300,476

The effects on operating income from derivative activities for three months ending December 31, 2020 and 2019 are as follows:

	Three Months Ended
	December 31, 2020	December 31, 2019
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(143,056)	$—
Unrealized gain	66,108	0
Total effect on revenues	$(76,948.00)	$—

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$(409,273)	$606,987
Unrealized (loss)	(727,750)	(438,225)
Total effect on cost of goods sold	(1,137,023)	168,762
Total gain (loss) due to derivative activities	$(1,213,971)	$168,762

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$938	$938	$—	$—

Liabilities, derivative financial instruments	$(965,958)	$(965,958)	$—	$—

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$33,782	$33,782	$—	$—

Liabilities, derivative financial instruments	$(337,160)	$(337,160)	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2020("Fiscal 2020") including the financial statements, accompanying notes and the risk factors contained herein.

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
•The inability to comply with the covenants and other requirements of Lincolnway Energy's various loan agreements;
•Negative impacts that hedging activities may have on Lincolnway Energy's operations or financial condition;
•Decreases in the market prices of ethanol and distiller's grains;
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
•Competition from larger producers as well as competition from alternative fuel additives;
•Changes in interest rates and lending conditions of the loan covenants in the Company loan agreements;
•Volatile commodity and financial markets;
•Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller's grains produced in the United States;
•Disruptions, failures; security breaches or other cybersecurity threats relating to or impacting our information technology infrastructure;
•The continuing impact of trade actions during the Trump Administration, particularly those affecting the agriculture sector and related industries; and
•Disruption caused by health epidemics, such as the novel strain of the coronavirus (COVID-19), and the adverse impact of such epidemics on global economic and business conditions, including reduced demand for our products, transport disruptions, labor shortages and disruptions in our workforce.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 ("Fiscal 2020") and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which were compounded by the impact of COVID-19, resulted and continue to result in negative operating margins within the ethanol industry and plant's facing significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, many plants in the U.S. shut down or materially reduced production levels. Although there has been a steady recovery of production levels during the end of calendar year 2020, there are still about two dozen plants idled and a majority of plants running slightly below normal production levels. Management monitored the impact of COVID-19 on the market and our operations, we did not idle our plant or materially reduce our production levels in response to the COVID-19 pandemic during Fiscal 2020. However, during the current fiscal quarter, we did slightly reduce production levels in response to increased corn prices combined with lower market demand for ethanol and the plant is currently operating at an annualized production rate of 72 million gallons a year. Although this rate is lower than the maximum production rate we achieved during Fiscal 2020, it is significantly above our historic production rates during prior fiscal years.

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

Outlook

During the last several years, the Company, along with the ethanol industry as a whole, have experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high domestic inventory levels which negative market conditions have been compounded by the impact of COVID-19. The impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses.

The challenges posed by the COVID-19 pandemic are ongoing and the global resurgence experienced at the end of calendar year 2020, combined with the uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the impact and spread of new variants of COVID-19, the global distribution and success of vaccination programs and additional actions governmental authorities may take to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our financial results for the fiscal year ending September 30, 2021 ("Fiscal 2021"). However, management does not currently expect the macroeconomic environment to materially improve during the first half of Fiscal 2021 which could have a material adverse impact on our financial results for Fiscal 2021.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on improving our operational plant efficiencies which will continue to play a critical role in driving positive results in a low margin environment. However, even with the increased plant efficiencies we have achieved during the global pandemic, the long-term impact of the pandemic on the Company and the ethanol industry is uncertain and therefore, management will continue to monitor COVID-19 developments and economic conditions within the market and make adjustments accordingly.

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

Although required to issue proposed renewable volume obligations for 2021 (the "Proposed 2021 Rule") in November 2020, the EPA announced it would not release the Proposed 2021 Rule until February 2021; however, as of the date of this filing, the EPA has not yet issued the Proposed 2021 Rule.

Although the volume requirements set forth in the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2019 Rule and the Final 2020 Rule are all still significantly below 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

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

In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. As noted above, as of the date of this filing, the EPA has not yet announced the Proposed 2021 Rule.

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court, the One-Pound Waiver is in effect, and E15 can be sold year round. On March 11, 2020, the Energy Information Agency ("EIA") had gasoline consumption for 2020 flat with last year with gasoline prices being 18% lower than in 2019; however, this forecast did not take into account the COVID-19 virus impact on the U.S. economy. The COVID-19 virus has had a significant impact on the U.S. and worldwide economy has and will continue to do so over the next few months which makes forecasting gasoline consumption near impossible. However, the EIA has reported that gasoline consumption during the second half of calendar 2020 decreased to the lowest levels reported by the EIA since 1993 as a result of the resurgence of COVID-19 cases combined with seasonal demand decreases. Although the EIA has forecasted gasoline demand to increase in 2022, the EIA forecasts reflect continued depressed gasoline demand in 2021 as compared to 2019 demand.

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

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven states joined in the request made to waive the 2020 RFS compliance mandate. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely and reviewing the governors’ letter.” As of January 2021, the EPA has stated that it continues to seek public comments on this matter.

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

As of December 2020, the EPA has approved 86 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20 in 2019. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019.

As discussed further below, the Tenth Circuit Court of Appeals ruled that multiple small refinery exemptions were improperly extended by the EPA which caused the D6 RIN value to climb to $0.70, as the appellate court decision reduced the numbers of small refiners eligible for hardship exemptions, increasing demand for RINS, Due to production shortfalls, D6 RIN generation decreased 15% in 2020 versus 2019 through September. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. Recently, RIN credits have also experience increases in value in response to higher crop cost forecasts combined with expectations that the Biden Administration will advocate for increased renewable fuel initiatives including supporting the RFS. As of the end of January 2021, D6 RIN credits for 2021 traded at $1.13 and D4 RIN credits traded at $1.17. However, there is no guarantee that RIN credits will maintain such increased values and reduced RIN values may adversely impact the ethanol market. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

The failure of the Trump Administration to announce a plan to reallocate ethanol gallons lost to small refinery exemptions combined with the continued granting of waivers by the EPA will continue to negatively impact ethanol demand and RIN and ethanol prices. Although President Biden has indicated his support for clean energy and the RFS, it is uncertain how the EPA under the new Biden Administration will treat small refinery waivers including the petitions for waivers currently pending or whether the EPA will address the reallocation of ethanol gallons.

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

In a supplemental rulemaking to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy (the "DOE") recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the Department of Energy in the rule, the DOE stated its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to DOE recommendations for the 2019 compliance year applications as well.

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand and if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely effected which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three-year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.

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

On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the U.S. Supreme Court announced it will review the decision of the Tenth Circuit. A reversal of the 10th Circuit decision could allow additional exemptions in the future, and alter the administration's role regarding the RFS. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

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

The ongoing COVID-19 pandemic and the success of vaccination programs will also continue to affect energy consumption during Fiscal 2021 and could continue to adversely impact the ethanol industry and our financial performance.

Executive Summary

Highlights for the three months ended December 31, 2020 are as follows:
•Total revenues increased 1%, or $337 thousand, compared to the same comparable period in 2019.

•Total cost of goods sold increased 5.8%, or $1.6 million, compared to the same comparable period in 2019.

•Other expense decreased $204 thousand from the three months ended December 31, 2019 due to lower interest expense resulting from a lower loan balance outstanding.

•Net loss was $1.1 million, which represents an increase of net loss by $1.1 million when compared to the comparable period in 2019.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2020		2019

Revenue	$29,339	100.0%	$29,002	100.0%
Cost of goods sold	29,518	100.6%	27,893	96.2%
Gross profit (loss)	(179)	(0.6)%	1,109	3.8%
General and administrative expenses	795	2.7%	810	2.8%
Operating income (loss)	(974)	(3.3)%	299	1.0%
Other income (expense), net	(119)	(0.4)%	(323)	(1.1)%
Net (loss)	$(1,093)	(3.7)%	$(24)	(0.1)%

Results of Operations for the Three Months Ended December 31, 2020 as Compared to the Three Months Ended December 31, 2019
Revenues. Total revenues increased by 1% for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. For the three months ended December 31, 2020 ethanol sales decreased by 5% and sales from co-products increased by 27%. The change in ethanol revenue was a result of a 4%, or $0.06 per gallon, decrease in the price per gallon received as well as a less than 1% or 146,593 gallon decrease in sales volume for the three months ended December 31, 2020, when compared to the three months ended December 31, 2019. Ethanol prices decreased due to increased supply as plants began to increase production back closer to normal production levels combined with continuing reduced demand due to COVID-19.

Sales from co-products increased by 27% for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. Co-products include dried distillers grains, wet distillers grains, corn oil, syrup and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain revenue. Distillers grain revenue increased as the average price per ton of distillers grains increased in response to increases in the market price for corn.

Cost of goods sold. Cost of goods sold increased by 6%, or approximately $1.6 million, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The increase was primarily due to increases in corn costs of approximately $1.7 million. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation.

Corn costs, including hedging, increased approximately $1.7 million, or 9%, for the three months ended December 31, 2020 compared to the same period of 2019. The increase resulted from a 9% increase in corn price, due partially to decreased corn supply in our immediate draw area from the derecho storm in August 2020. In addition, demand for corn from other countries increased resulting in increased demand for corn. For the three months ended December 31, 2020 corn costs included a $1.1 million loss from derivatives activity relating to corn costs compared to an approximate $168,000 net gain in the same period of the prior year. Corn costs represented 80.0% of cost of goods for the quarter ending December 31, 2020 compared to 74.2% of cost of goods sold for the three months ended December 31, 2019.

Repairs and maintenance costs increased approximately 21%, or $50,000, for the three months ended December 31, 2020 as compared to the same period of 2019. The increase was due to an increased focus on preventative maintenance to avoid larger costly repairs.
Depreciation expense decreased approximately $35,000 for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease in depreciation during the first quarter of fiscal year 2021 can be attributed to the Company not adding depreciable assets to the plant.

General and administrative costs decreased by $15,873 or 2%, for the three months ended December 31, 2020 as compared to the same period of 2019. The decrease is due to a combination of cost control activities implemented during Fiscal 2020 and the first quarter of Fiscal 2021.

Other income (expense) increased approximately $204,000 for the three months ended December 31, 2020 as compared to the same period of 2019 due primarily from a one-time receipt of funds in the amount of $88,000 from a class-action lawsuit combined with decreased interest expense of approximately $115,000 during the period.

Industry Factors that May Affect Future Operating Results
During the three months ended December 31, 2020, the ethanol industry experienced moderate ethanol production margins at the beginning and ended with extremely weak ethanol production margins in December as a result of a combination of factors including the impact of the derecho storm on the local corn market and the continuing impact of the COVID-19 pandemic on the global economy and the ethanol industry as discussed below.

Corn pricing on the Chicago Board of Trade increased $1.40 per bushel from a low of $3.44 on September 4, 2020 to a high of $4.84 on December 31, 2020. The corn market continues to increase in price at $5.25 to $5.40 per bushel range. The primary reasons for the increases to corn price are global weather impacts, increased export corn demand for animal feed and food, and reduced harvest production during the fall of 2020. The resulting volatile cash prices created additional risks for the ethanol industry as ethanol prices failed to keep pace with corn prices during the first quarter of our Fiscal 2021. As a result the industry suffered from a breakeven or negative margins in December 2020. Management is expecting an even more challenging year in corn origination in the 2020/2021 season due to the derecho storm which hit the immediate area surrounding the plant, reduced the corn supply in our draw area and damaged grain bins that store corn. The United States Department of Agriculture (the "USDA") currently forecasts ending stocks of 1.6 billion bushels down from 2 billion bushels for the 2019/2020 crop production period. Management expects challenges in sourcing corn and elevated basis levels for the remaining quarters of Fiscal 2021.

Ethanol continues to see significant margin weakness due to continuing increases in domestic supplies combined with decreased prices of, and demand for, ethanol in response to COVID-19 as well as limited export gallons to, and increased imports from, South America. Ethanol stocks have continued to increase even after the COVID-19 effect that took 50% of production off line by the end of April 2020 and the many plants have begun operating closer to normal production levels without a corresponding increase in ethanol demand. Lower corn supplies are expected and the industry, particularly on a regional level, will be fighting to manage raw material availability. Ongoing capacity expansion means a fight for ethanol market share as the industry seeks to run at higher production rates despite stagnant demand. Ethanol imports from Brazil expanded during the fourth calendar quarter of 2020 by 69 million gallons which caused a further surplus in domestic inventories especially in the Midwest.

Although there has been substantial growth in export demand in recent years, export ethanol produced in the U.S. declined during the fourth calendar quarter of 2020 and we currently expect that the export growth curve will continue to move downward in 2021 due to COVID-19. As a result of the current trade war, despite a long term commitment to increased ethanol blending in gasoline, Chinese demand may increase but management does not currently expect increased exports to China to have a material impact on the ethanol industry or our financial position during Fiscal 2021. With protective tariffs still in place and improved availability of sugar cane ethanol, Brazilian imports of U.S. ethanol are forecasted to decrease. In addition, given the current over supply in domestic ethanol inventories, the decrease in Brazilian demand caused by that country’s quota system and the attractiveness of U.S. imports from Brazil to meet advanced biofuel mandates and satisfy the California carbon intensity/low carbon fuel standard requirements, we expect foreign trade to continue to exert a negative impact on ethanol prices.

The forward environment for the U.S. ethanol industry is still very much in question as the Company enters Fiscal 2021. Organic capacity growth continues to weigh on a stagnant domestic demand base. Smaller corn supplies will likely cause regional dislocations, resulting in volatile corn basis swings and potentially offer opportunities for ethanol producers in “corn rich” areas such as Iowa, to capitalize with higher priced ethanol sales. But given the current high levels of ethanol stocks and the recent increases in corn prices, ethanol production margins may very well remain depressed for the foreseeable future.

Largely steady gasoline prices have resulted in no demand increases in the domestic market. Gasoline demand has stagnated year over year. Demographics, alternative fuel vehicles and efficiency improvements have stalled gasoline demand growth for most of the last decade. With 89% of U.S. ethanol production consumed domestically and domestic demand growth in neutral, the industry may continue to experience a weak margin environment. The stronger U.S. economy has been an important factor in the expansion of miles driven; however, it is a very modest expansion of miles driven. At multi-decade lows, unemployment rates are unlikely to move any lower, gasoline demand growth during Fiscal 2021 is unlikely, and industry capacity expansion appears to be moving beyond the gasoline market’s ability to absorb more ethanol without quicker adoption of E15 and other higher blends or a strong renewal of export growth.

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

Management currently believes that our margins will continue to be tight and potentially negative for the remainder of Fiscal 2021. Tightening corn supplies and continued over production of ethanol gallons combined with continuing impact of the COVID-19 pandemic on the global economy and the ethanol industry will impact operating margins and our profitability. This negative impact could worsen in the event that domestic ethanol inventories remain historically high or grow, if demand for gasoline continues to deteriorate, if U.S. exports of ethanol decline further or if the impact of the COVID-19 pandemic worsens.

Corn oil prices increased during the fourth calendar quarter of 2020 after falling to multi-year lows during 2019 and early 2020. The soybean stocks in the U.S. resulted in high crush rates and substantial soybean oil production. Soybean oil prices increased during the first quarter of Fiscal 2021 in response to increased world demand. The reinstated blenders’ tax credit for biodiesel positively impacted the price and demand for corn oil as biodiesel production margins improved and renewable diesel production increased since corn oil is the primary feedstock for biodiesel and renewable diesel. Corn oil supplies in the U.S. are expected to grow due to yield improvements which could offset the impact of lower ethanol production rates.

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

Liquidity and Capital Resources

Although there is uncertainty related to the continuing impact of the COVID-19 pandemic on the global economy, the ethanol industry and our future financial results, we believe our current cash reserves and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, we anticipate negotiating a new revolving credit line with our lender on the same or substantially similar terms as those under the revolving credit line that matured January 1, 2021. However, there is no guarantee that our lender will provide a new revolving credit line to the Company or that we will be successful in negotiating similar terms.

Although we were in compliance with our financial covenants set forth in our credit agreement as of December 31, 2020, the continuing impact of the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. Our inability to satisfy our financial covenants under our credit agreement would also adversely impact our ability to negotiate a new revolving credit line with our lender or the terms available to us. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

We plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant over the next 6 to 12 months. In addition to negotiating a new revolving credit line with our lender, the Company may need to seek capital in the form of equity or debt due to the negative results of the ethanol margins in order to meet our operating requirements. Working capital was approximately $12.4 million on December 31, 2020. Management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of Fiscal 2021, but management will continue to monitor our liquidity position on a weekly basis.

Our financial position and liquidity are, and will continue to be, influenced by a variety of factors, including, without limitation:
•our ability to generate cash flows from operations;
•the level of our outstanding indebtedness and the interest we are obligated to pay;
•our ability to obtain ongoing credit from our primary lender and, if needed, to obtain waivers of covenant violations;
•our margin maintenance requirements on all commodity trading accounts.

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2020	2019
Net cash provided by operating activities	$3,080,608	$3,875,276
Net cash (used in) investing activities	(230,481)	(236,239)
Net cash (used in) financing activities	(1,000,000)	(3,500,000)
Net increase in cash and cash equivalents	$1,850,127	$139,037

Cash Flow Provided by Operations

For the three months ended December 31, 2020, net cash provided by operating activities decreased by approximately $795,000 when compared to net cash provided by operating activities same period of 2019. The decrease in cash provided by operating activities was primarily due to increased net loss and the change in working capital components, specifically changes in inventory levels, offset by changes in accounts receivable.

Cash Flow Used in Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. There was no significant changes in cash flows used in investing activities during the three months ended December 31, 2020 and 2019.

Cash Flow (used in) Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash (used in) financing activities decreased to $1 million for the three months ended December 31, 2020 compared to $3.5 million during the three months ended December 31, 2019 due to decrease in net payments on long-term debt.

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

Revenue from the sale of the Company's ethanol and distillers grains is recognized at the time control transfers to the marketing company. This generally occurs upon the loading of the product. For ethanol, control passes at the time the product crosses the loading flange in either a railcar or truck. For distillers grain, control passes upon the loading into trucks or railcars. Corn oil is marketed internally. Revenue is recognized when control transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Derivative Instruments

The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company didn't recognize any accrued loss on purchase commitments as of December 31, 2020 or September 30, 2020.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2020 and September 30, 2020 the Company recognized no write-down for a lower of net realizable value or cost of inventory.

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

During the quarter ended December 31, 2020, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.44 per bushel in September 2020 to a high of $4.84 at the end of December 2020. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2019 ranged from a low of $3.58 per bushel for December 2019 delivery to a high of $3.98 per bushel for October 2019 delivery.

The average price we received for our ethanol FOB Nevada, Ia., during the three months ended December 31, 2020 was $1.32 compared to the three months ending December 31, 2019 at $1.38 per gallon.

During the quarter ended December 30, 2020, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.28 per gallon for December 2020 delivery to a high of $1.58 per gallon for October 2020 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.32 per gallon for December 2019 delivery to a high of $1.52 per gallon for November 2019 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net loss on corn derivative financial instruments that increased our cost of goods sold for the three months ended December 31, 2020 was $1,137,000 compared to a net gain of approximately $169,000 for the three months ending December 31, 2019.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the three months ended December 31, 2020 represented approximately 4.9% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.75%. We do not anticipate any significant increase in interest rates during Fiscal 2021.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2020, there were no material developments to such matters.

Item 1A. Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2020, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
10	10.1	Amendment No. 2 to the Ethanol Marketing Agreement between Lincolnway Energy, LLC and Eco-Energy, LLC effective October 1, 2020	*
10	10.2	Distiller's Grain Off-Take Agreement between Lincolnway Energy, LLC and Gavilon Ingredients, LLC effective October 1, 2020	**

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Interim Chief Financial Officer†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

* Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on October 15, 2020.
** Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Committee on December 9, 2020.
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

LINCOLNWAY ENERGY, LLC

February 22, 2021	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

February 22, 2021	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer