Form 10-Q
period 2021-03-31
Lincolnway Energy, LLC
filed 2021-05-17
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑  Yes     ☐   No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of May 17, 2021 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2021	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,458,935	$7,201,372
Derivative financial instruments (Note 8 and 9)	327,603	300,476
Trade accounts receivable (Note 7)	6,036,087	4,602,150
Inventories (Note 3)	9,444,233	7,245,700
Prepaid expenses and other	474,143	304,244
Total current assets	21,741,001	19,653,942

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	86,607,779	86,274,048
Office furniture and equipment	441,332	441,332
Construction in progress	7,084,948	6,796,507
	108,849,384	108,227,212
Accumulated depreciation	(72,658,088)	(70,352,374)
Total property and equipment	36,191,296	37,874,838

OTHER ASSETS
Right of use asset operating lease, net (Note 7)	6,204,643	7,179,272
Other	1,039,247	1,102,850
Total other assets	7,243,890	8,282,122

Total assets	$65,176,187	$65,810,902

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2021	September 30, 2020
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,668,800	$1,858,459
Accounts payable, related party (Note 6)	805,934	439,424
Accrued expenses	639,373	713,462
Current maturities of long-term debt (Note 5)	1,205,700	505,700
Current portion of operating lease liability (Note 7)	2,013,762	2,164,720
Total current liabilities	6,333,569	5,681,765

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	20,000,000	21,700,000
Operating lease liability, less current portion (Note 7)	4,190,881	5,014,552
Other	1,213,817	844,217
Total noncurrent liabilities	25,404,698	27,558,769

COMMITMENTS AND CONTINGENCIES (Note 7 and 8)	—	—

MEMBERS' EQUITY
Member contributions 105,122 units issued and outstanding	46,490,105	46,490,105
Retained (deficit)	(13,052,185)	(13,919,737)
Total members' equity	33,437,920	32,570,368

Total liabilities and members' equity	$65,176,187	$65,810,902

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(Unaudited)
Revenues (Notes 2 and 7)	$37,976,400	$24,376,894	$67,315,146	$53,379,629

Cost of goods sold (Note 6 and 7)	35,339,043	26,464,208	64,857,159	54,357,566

Gross profit (loss)	2,637,357	(2,087,314)	2,457,987	(977,937)

General and administrative expenses	642,618	954,621	1,437,413	1,765,159

Operating income (loss)	1,994,739	(3,041,935)	1,020,574	(2,743,096)

Other income (expense):
Interest income	284	2,846	2,177	6,220
Interest expense	(197,052)	(317,281)	(408,210)	(643,712)
Other income	162,807	226,672	253,011	226,672
	(33,961)	(87,763)	(153,022)	(410,820)

Net income (loss)	$1,960,778	$(3,129,698)	$867,552	$(3,153,916)

Weighted average units outstanding	105,122	42,501	105,122	42,269

Net income (loss) per unit - basic and diluted	$18.65	$(73.64)	8.25	$(74.62)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	$46,490,105	$(15,012,963)	$31,477,142
Net income	—	1,960,778	1,960,778
Balance, March 31, 2021	$46,490,105	$(13,052,185)	$33,437,920

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174
Issuance of 42,049 membership units	5,000,000	—	5,000,000
Net (loss)	—	(3,129,698)	(3,129,698)
Balance, March 31, 2020	$43,990,105	$(17,393,629)	$26,596,476

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2021	March 31, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$867,552	$(3,153,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,319,631	2,414,120
Loss on disposal of property and equipment	9,385	—
Accrued loss on firm purchase commitments	—	26,170
Changes in working capital components:
Trade receivable	(1,433,937)	1,934,677
Inventories	(2,198,533)	1,052,997
Prepaid expenses and other	263,304	(426,663)
Accounts payable	(189,659)	(304,219)
Accounts payable, related party	366,510	(293,780)
Accrued expenses	(74,089)	242,604
Derivative financial instruments	(27,127)	(66,553)
Net cash provided by (used in) operating activities	(96,963)	1,425,437

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(645,474)	(256,731)
Net cash (used in) investing activities	(645,474)	(256,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from operating line of credit	—	10,450,000
Payments on operating line of credit	—	(10,750,000)
Proceeds from long-term borrowings	—	24,700,000
Payments on long-term borrowings	(1,000,000)	(25,650,000)
Proceeds from issuance of membership units	—	5,000,000
Net cash provided by (used in) financing activities	(1,000,000)	3,750,000

Net increase (decrease) in cash and cash equivalents	(1,742,437)	4,918,706

CASH AND CASH EQUIVALENTS
Beginning	7,201,372	260,858
Ending	$5,458,935	$5,179,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
cash paid for interest	$461,203	$701,844

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING, AND FINANCING ACTIVITIES, Construction in progress included in accounts payable	—	50,525
Establishment of lease liability and right of use asset	—	6,691,675
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

Basis of presentation and other information: The balance sheet as of September 30, 2020 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2021 and for the three and six months ended March 31, 2021 and 2020 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2020 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates significant to the financial statements include impairment of long-lived assets and inventory at lower of cost or net realizable value. Actual results could differ from those estimates.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts as of March 31, 2021 and September 30, 2020.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2021 and September 30, 2020 the Company recognized no write-downs for a lower of net realizable value or cost of inventory.

Property and equipment: Property and equipment is stated at cost. Construction in progress is comprised of costs related to the projects that are not completed. Depreciation is computed using the straight-line method over the estimated useful lives. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized no accrued loss on purchase commitments as of March 31, 2021 or September 30, 2020.

Revenue recognition:  The Company records revenue following the guidance presented in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. On March 31, 2020, 42,049 new Class A Units were issued which

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Ethanol, net of hedging gain (loss)	$27,630,797	$18,183,469	$49,317,104	$41,157,733
Distillers Grains	8,384,809	4,852,114	14,440,871	9,355,783
Distilled Corn Oil	1,770,806	1,161,000	3,203,890	2,434,878
Other	189,988	180,311	353,281	431,235
Total	$37,976,400	$24,376,894	$67,315,146	$53,379,629

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2021	September 30, 2020

Raw materials, including corn, chemicals, parts and supplies	$5,680,905	$5,292,339
Work in process	1,262,624	653,680
Ethanol and distillers grains	2,500,704	1,299,681
Total	$9,444,233	$7,245,700

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

There was no outstanding balance on the revolving credit loan as of September 30, 2020. The revolving credit line matured as of January 1, 2021 and was not renewed.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $25,000,000. The Company's borrowing capacity under the revolving term loan will begin a step-down reduction of $5,000,000 each year starting October 20, 2021 until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.75% (3.86% as of March 31, 2021). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
master loan agreement. At March 31, 2021 and September 30, 2020 the outstanding balance on the revolving term loan was $20,700,000 and $21,700,000, respectively.

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

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,307,525. There were no amounts drawn on the available letter of credit as of March 31, 2021.

On April 13, 2020, the Company received a loan in the amount of $505,700 under the Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration (SBA). The PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. Management believes the Company used the PPP Loan proceeds for the approved expense categories and satisfied the applicable employee headcount and compensation conditions. The PPP loan has a maturity date of April 13, 2022 and management currently believes this loan will be forgiven before maturity. Subsequent to the quarter ended March 31, 2021, our application to the SBA for forgiveness was submitted and approved for full forgiveness by the SBA.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three and six months ended March 31, 2021 and 2020:

Corn Commitment:
March 31, 2021

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$1,425,591	4,216,944	January 2022	$789,103

	Corn Purchased:
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Related Parties	$22,372,079	$17,876,090	$36,089,047	$28,822,893

The Company is a party to a Management Services Agreement with HALE, LLC (“HALE”) for management services pertaining to the Company’s ethanol facility. Under the Management Services Agreement, HALE provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve in various roles including Chief Executive Officer, Environmental and Safety Manager, Commodity Risk Manager and to fill such other positions, including, without limitation, Controller, as may be necessary from time to time and (b) perform the respective management services for each such positions. For the three and six months ended March 31, 2021, the Company incurred expenses of $150,756 and $264,766, respectively, pertaining to this agreement. For both the three and six month period ending

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
March 31, 2020, the Company paid a total of $72,000 under this agreement. At March 31, 2021 and September 30, 2020 $1,730 and $2,097 was included in accrued expenses on the balance sheet, respectively.

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $27,655,000 and $49,418,000, respectively, for the three and six months ended March 31, 2021. Revenues with this entity were approximately $18,183,000 and $41,158,000, respectively, for the three and six months ended March 31, 2020. Trade accounts receivable of approximately $4,741,000 and $3,255,000 were due from this entity as of March 31, 2021 and September 30, 2020, respectively. As of March 31, 2021, the Company had ethanol unpriced sales commitments with this entity of approximately 15 million gallons through June 2021. The Company incurred expenses of $100,267 and $200,761 for the three and six months ended March 31, 2021. This is compared to $95,800 and $195,037 for the same time period ending March 31, 2020.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $10,156,000 and $17,645,000, respectively, for the three and six months ended March 31, 2021. The revenues from this entity were approximately $4,852,000 and $9,356,000, respectively for the three and six months ended March 31, 2020. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $939,000 and $685,000 were due from this entity as of March 31, 2021 and September 30, 2020, respectively. The Company had distillers grain sales commitments with this entity of approximately 30,000 tons, for a total sales commitment of approximately $6.3 million.

As of March 31, 2021, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $3.6 million. These contracts mature at various dates through March 2022. The Company has basis contract commitments with unrelated parties to purchase corn in the amount of 4,217,000 bushels.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2021. The letter of credit is reduced over time as the Company makes payments under the agreement. At March 31, 2021, the remaining commitment was approximately $1.15 million.

As of March 31, 2021, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 237,000 MMBtus with an approximate value of $596,000 maturing at various dates through June 2021.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three and six months ended March 31, 2021 were approximately $584,000 and $1.2 million, respectively. Rent expense for the operating leases during the three and six months ended March 31, 2020 were approximately $521,000 and $1.1 million, respectively. The lease agreements have maturity dates ranging from June 2021 to September 2025.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at March 31, 2021 is approximately $6,205,000.

At March 31, 2021 the Company had the following minimum rental commitments for the period ending March 31:

2021	$1,130,949
2022	2,001,434
2023	1,706,585
2024	1,402,251
2025	709,532
Thereafter	174,000
Total	$7,124,751

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of March 31, 2021 is shown below:

Undiscounted future payments	$7,124,751
Discount effect	920,108
$6,204,643

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange-traded futures and options contracts to minimize its net position of merchandisable agricultural commodity inventories and forward purchase and sale contracts.  Exchange traded futures and options contracts are designated as non-hedge derivatives and are valued at market price with changes in market price recorded in operating income through cost of goods sold for corn derivatives and through revenue for ethanol derivatives. The Company treats all contracts with the same counterparty where right of offset exists on a net basis on the balance sheet.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Derivatives not designated as hedging instruments are as follows:

	March 31, 2021	September 30, 2020
Derivative assets - corn contracts	$327,500	$675
Derivative assets - ethanol contracts	32	33,107
Derivative liabilities - corn contracts	—	(243,825)
Derivative liabilities - ethanol contracts	(323,863)	(93,335)
Due from (due to) broker	323,934	603,854
Total	$327,603	$300,476

The effects on operating income from derivative activities for three and six months ending March 31, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(17,925)	$—	$(160,981)	$—
Unrealized gain (loss)	(5,849)	—	60,260	0
Total effect on revenues	$(23,774)	$—	$(100,721)	$—

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$(1,814,918)	$426,281	$(2,224,191)	$1,033,268
Unrealized (loss)	974,538	154,575	246,788	(283,650)
Total effect on cost of goods sold	(840,380)	580,856	(1,977,403)	749,618
Total gain (loss) due to derivative activities	$(864,154)	$580,856	$(2,078,124)	$749,618

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$327,532	$327,532	$—	$—

Liabilities, derivative financial instruments	$(323,863)	$(323,863)	$—	$—

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$33,782	$33,782	$—	$—

Liabilities, derivative financial instruments	$(337,160)	$(337,160)	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2020 ("Fiscal 2020") including the financial statements, accompanying notes and the risk factors contained herein.

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
•The inability to comply with the covenants and other requirements of the Company's various loan agreements;
•Negative impacts that hedging activities may have on the Company's operations or financial condition;
•Decreases in the market prices of ethanol and distiller's grains;
•Ethanol supply exceeding demand and corresponding ethanol price reductions;
•Changes in the environmental regulations that apply to the Company's plant operations;
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
•The continuing impact of trade actions, particularly those affecting the agriculture sector and related industries; and

•Disruption caused by health epidemics, such as the novel strain of the coronavirus (COVID-19), and the adverse impact of such epidemics on global economic and business conditions, including reduced demand for our products, transport disruptions, labor shortages and disruptions in our workforce.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the Fiscal 2020 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

General Overview
Lincolnway Energy, LLC is an Iowa limited liability company that operates a dry mill, natural gas fired ethanol plant located in Nevada, Iowa.  We have been processing corn into fuel grade ethanol and distillers grains at the ethanol plant since May 22, 2006.  Our ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year.

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

Executive Summary

Highlights for the three months ended March 31, 2021 are as follows:
•Total revenues increased 55.8%, or $13.6 million, compared to the same period in 2020.

•Total cost of goods sold increased 33.5%, or $8.9 million, compared to the same period in 2020.

•Net income was $2.0 million, compared to a net loss of $3.1 million for the same period in 2020.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)
Income Statement Data	2021		2020		2021		2020

Revenue	$37,976	100.0%	$24,377	100.0%	$67,315	100.0%	$53,380	100.0%
Cost of goods sold	35,339	93.1%	26,464	108.6%	64,857	96.3%	54,358	101.8%
Gross profit (loss)	2,637	6.9%	(2,087)	(8.6)%	2,458	3.7%	(978)	(1.8)%
General and administrative expenses	643	1.7%	955	3.9%	1,437	2.1%	1,765	3.3%
Operating income (loss)	1,995	5.2%	(3,042)	(12.5)%	1,021	1.5%	(2,743)	(5.1)%
Other income (expense), net	(34)	(0.1)%	(88)	(0.4)%	(153)	(0.2)%	(411)	(0.8)%
Net income (loss)	$1,961	5.1%	$(3,130)	(12.9)%	$868	1.3%	$(3,154)	(5.9)%

Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020
Revenues. Total revenues increased by 56% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, ethanol revenue increased by 52% due primarily to increased gallons of ethanol sold and an increase in the average price we received for our ethanol compared to the three months ended March 31, 2020. We sold approximately 4.7% more gallons of ethanol during the three months ended March 31, 2021 as compared to the same period of 2020. The average price we received per gallon of ethanol sold increased by approximately 45% during the three months ended March 31, 2021 as compared to the same period of 2020. Ethanol prices were higher during our second quarter of 2021 due to a combination of significantly higher corn prices and low ethanol stocks which combined to positively impact market ethanol prices. By comparison, ethanol prices were lower during our second quarter of 2020 due to excess ethanol supply in the market. Travel restrictions were just starting to be implemented during our second quarter of 2020 due to the COVID-19 pandemic but did not yet have a material impact on market ethanol prices.

Sales from co-products increased by approximately 67% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain revenue along with an overall increase in our co-product sales. Distillers grain revenue increased as the approximate average price per ton of distillers grains increased in response to the increase in the market price for corn. Our overall co-product sales resulted from increased production at the ethanol plant during the three months ended March 31, 2021 compared to the same period of 2020.
Cost of goods sold. Cost of goods sold increased by 34%, or approximately $8.9 million, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to increases in corn costs of approximately $8.6 million. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation.

Corn costs, including hedging, increased approximately $8.6 million, or approximately 42%, for the three months ended March 31, 2021 compared to the same period of 2020. Our corn costs increased due partially to decreased corn supply in our immediate draw area from the derecho storm in August 2020 along with decreased corn supplies out of South America which has resulted in increased export demand for corn which has impacted our corn costs. For the three months ended March 31, 2021 corn costs included an approximately $840,000 combined realized and unrealized gain from corn derivative instruments as compared to an approximately $581,000 combined realized and unrealized loss on our corn derivative instruments during the same period of the prior year. Corn costs represented 82% of cost of goods for three months ended March 31, 2021 compared to 77% of cost of goods sold for the three months ended March 31, 2020.

Repairs and maintenance costs increased by approximately 42% for the three months ended March 31, 2021 as compared to the same period of 2020. The increase was due to an increased focus on preventative maintenance to avoid larger costly repairs. Depreciation expense decreased by approximately 5% for the three months ended March 31, 2021 as compared to the same period of 2020. The decrease in depreciation during the three months ended March 31, 2021 is due to capital assets being fully depreciated during the 2021 period.

General and administrative costs decreased by approximately $313,000, for the three months ended March 31, 2021 as compared to the same period of 2020. The decrease is due to a combination of cost control activities implemented during our 2020 fiscal year and during our 2021 fiscal year.

Other income (expense) increased by approximately $54,000 for three months ended March 31, 2021 as compared to the same period of 2020 due primarily to a decrease in interest expense of approximately $120,000 during the period.

Results of Operations for the Six Months Ended March 31, 2021 as Compared to the Six Months Ended March 31, 2020
Revenues. Total revenues increased by 26% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. For the six months ended March 31, 2021, ethanol sales increased by 20% and sales from co-products increased by 47%. The change in ethanol revenue was a result of an 18%, or $0.23 per gallon, increase in the price per gallon received as well as an increase of approximately 2%, or approximately 606,000 gallons, in sales volume for six months ended March 31, 2021, when compared to the six months ended March 31, 2020. Ethanol prices increased due to decreased ethanol stocks compared to ethanol demand.

Sales from co-products increased by 47% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue. Distillers grain revenue increased as the average price per ton of distillers grains increased in response to increases in the market price for corn. In addition, we produced more distillers grains during the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. Corn oil revenue increased as a result of higher corn oil prices in the market due primarily to increased soybean meal prices which typically has a positive impact on corn oil prices and demand.

Cost of goods sold. Cost of goods sold increased by 19%, or approximately $10.5 million, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. The increase was primarily due to increases in corn costs of approximately $11.4 million. Cost of goods sold includes corn costs, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation.

Corn costs, including hedging, increased by approximately $11.4 million, or 28%, for the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The increase resulted from a 10% increase in corn price, due partially to decreased corn supply in our immediate draw area from the derecho storm in August 2020. In addition, demand for corn from other countries increased resulting in increased demand for corn. For the six months ended March 31, 2021 corn costs included a $2.0 million loss from derivatives activity relating to corn costs compared to an approximate $750,000 net gain in the same period of the prior year. Corn costs represented 81% of cost of goods for the six months ended March 31, 2021 compared to 76% of cost of goods sold for the six months ended March 31, 2020.

Repairs and maintenance costs increased approximately 29%, or approximately $111,000, for the six months ended March 31, 2021 as compared to the same period of 2020. The increase was due to an increased focus on preventative maintenance to avoid larger costly repairs.

Depreciation expense decreased approximately $77,000 for the six months ended March 31, 2021 as compared to the same period of 2020. The decrease in depreciation during the first six months of fiscal year 2021 can be attributed to capital assets being fully depreciated during the six months ended March 31, 2021.

General and administrative costs decreased approximately $328,000, for the six months ended March 31, 2021 as compared to the same period of 2020. The decrease is due to a combination of cost control activities implemented during Fiscal 2020 and the first quarter of Fiscal 2021.

Other income (expense) increased approximately $258,000 for the six months ended March 31, 2021 as compared to the same period of 2020 due primarily from a one-time receipt of funds in the amount of $88,000 from a class-action lawsuit combined with decreased interest expense of approximately $236,000 during the period.

Liquidity and Capital Resources

Although there is uncertainty related to the continuing impact of the COVID-19 pandemic on the global economy, the ethanol industry and our future financial results, we believe our current cash reserves and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, we anticipate negotiating a new revolving credit line with our lender on the same or substantially similar terms as those under the revolving credit line that matured January 1, 2021. However, there is no guarantee that our lender will provide a new revolving credit line to the Company or that we will be successful in negotiating similar terms. Currently we are in discussions with our Lender to set up a new line of credit with an increased amount over the previous $4 million for corn purchases and hedging requirements.

Although we were in compliance with our financial covenants set forth in our credit agreement as of March 31, 2021, the continuing impact of the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. Our inability to satisfy our financial covenants under our credit agreement would also adversely impact our ability to negotiate a new revolving credit line with our lender or the terms available to us. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

We plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant over the next 6 to 12 months. Working capital was approximately $15.4 million on March 31, 2021. Management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of Fiscal 2021, but management will continue to monitor our liquidity position on a weekly basis.

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

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2021	2020
Net cash provided by (used in) operating activities	$(96,963)	$1,425,437
Net cash (used in) investing activities	(645,474)	(256,731)
Net cash provided by (used in) financing activities	(1,000,000)	3,750,000
Net increase (decrease) in cash and cash equivalents	$(1,742,437)	$4,918,706

Cash Flow - Operations

For the six months ended March 31, 2021, net cash provided by operating activities decreased by approximately $1,522,000 when compared to net cash provided by operating activities same period of 2020. The decrease in cash provided by operating activities was primarily due to an increase in working capital components including inventory and accounts receivable.

Cash Flow - Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. During the period ended March 31, 2021, the plant consumed approximately $388,000 more cash when compared to changes in cash flows used in investing activities during the six months ended March 31, 2020.

Cash Flow - Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash (used in) financing activities was $1 million for the six months ended March 31, 2021 compared to proceeds from borrowing $3.75 million during the six months ended March 31, 2021 due to an increase in net payments on long-term debt. We also received $5 million from the issuance of additional membership units during the six months ended March 31, 2020.

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

Revenue Recognition

The Company records revenue following the guidance presented in Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Derivative Instruments

The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company didn't recognize any accrued loss on purchase commitments as of March 31, 2021 or September 30, 2020.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2021 and September 30, 2020 the Company recognized no write-downs for a lower of net realizable value or cost of inventory.

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

In general, rising corn prices result in lower profit margins and, accordingly, represent unfavorable market conditions. We will generally not be able to pass along increased corn costs to our ethanol customers. We are subject to various material risks related to the availability and price of corn, many of which are beyond our control. For example, the availability and price of corn is subject to wide fluctuations due to various unpredictable factors, including weather conditions, crop yields, farmer planting decisions, governmental policies with respect to agriculture, and local, regional, national and international trade, demand and supply. If our corn costs were to increase $0.10 per bushel from one year to the next, the impact on costs of goods sold would be approximately $2.1 million for the year, assuming corn use of 21 million bushels during the year.

Falling ethanol prices indicate weak market conditions and will usually negatively impact profit margins. We will typically be unable to pass through the impact of decreased ethanol revenues to its corn suppliers. We are subject to various material risks related to the demand for and price of ethanol, many of which are beyond the control of the Company. For example, the demand for and price of ethanol is subject to significant fluctuations due to various unpredictable factors which are beyond the control of our management, including driving habits, consumer vehicle buying decisions, petroleum price movement, plant capacity utilization, and government policies with respect to biofuel use, railroad transportation requirements, national and international trade and supply and demand. If our ethanol revenue were to decrease $0.05 per gallon from one year to the next, the impact on gross revenues would be approximately $3.1 million for the year.

During the quarter ended March 31, 2021, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $4.84 per bushel in January 2021 to a high of $5.65 at the end of March 2021. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2020 ranged from a low of $3.35 per bushel for March 2020 delivery to a high of $3.94 per bushel for January 2020 delivery.

The average price we received for our ethanol FOB Nevada, Iowa, during the three months ended March 31, 2021 was $1.65 compared to the three months ending March 31, 2020 at $1.14 per gallon.

During the quarter ended March 31, 2021, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.49 per gallon for January 2021 delivery to a high of $1.88 per gallon for March 2021 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $0.85 per gallon for March 2020 delivery to a high of $1.36 per gallon for February 2020 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net loss on corn derivative financial instruments that increased our cost of goods sold for the three months ended March 31, 2021 was $840,000 compared to a net gain of approximately $581,000 for the three months ending March 31, 2020.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the three months ended March 31, 2021 represented approximately 4.9% of our total cost of goods sold for that period.

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

Item 4.    Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and General Manager (the principal executive officer), Seth Harder, along with our interim Chief Financial Officer (the principal financial officer), Jeff Kistner, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended March 31, 2021, there has been no change in our internal control over financial reporting.

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

* Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-51764) and incorporated by reference herein.
** Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-51764) and incorporated by reference herein.
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

LINCOLNWAY ENERGY, LLC

May 17, 2021	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

May 17, 2021	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer