Form 10-Q
period 2021-06-30
Lincolnway Energy, LLC
filed 2021-08-16
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of August 16, 2021 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	June 30, 2021	September 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,303,855	$7,201,372
Derivative financial instruments (Note 8 and 9)	235,205	300,476
Trade accounts receivable (Note 7)	4,687,822	4,602,150
Inventories (Note 3)	15,632,566	7,245,700
Prepaid expenses and other	570,799	304,244
Total current assets	27,430,247	19,653,942

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	86,738,143	86,274,048
Office furniture and equipment	440,707	441,332
Construction in progress	7,639,363	6,796,507
	109,533,538	108,227,212
Accumulated depreciation	(73,767,240)	(70,352,374)
Total property and equipment	35,766,298	37,874,838

OTHER ASSETS
Right of use asset operating leases, net (Note 7)	5,708,588	7,179,272
Other	1,062,789	1,102,850
Total other assets	6,771,377	8,282,122

Total assets	$69,967,922	$65,810,902

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	June 30, 2021	September 30, 2020
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,964,181	$1,858,459
Accounts payable, related party (Note 6)	1,134,704	439,424
Accrued expenses	933,269	713,462
Current maturities of long-term debt (Note 5)	200,000	505,700
Current portion of operating lease liability (Note 7)	1,929,475	2,164,720
Total current liabilities	7,161,629	5,681,765

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	20,000,000	21,700,000
Operating lease liability, less current portion (Note 7)	3,779,113	5,014,552
Other	1,293,439	844,217
Total noncurrent liabilities	25,072,552	27,558,769

COMMITMENTS AND CONTINGENCIES (Note 7 and 8)	—	—

MEMBERS' EQUITY
Member contributions 105,122 units issued and outstanding	46,490,105	46,490,105
Retained (deficit)	(8,756,364)	(13,919,737)
Total members' equity	37,733,741	32,570,368

Total liabilities and members' equity	$69,967,922	$65,810,902

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)
Revenues (Notes 2 and 7)	$52,581,551	$20,136,749	$119,896,697	$73,516,378

Cost of goods sold (Note 6 and 7)	47,916,221	18,816,144	112,773,380	73,173,710

Gross profit	4,665,330	1,320,605	7,123,317	342,668

General and administrative expenses	687,331	766,079	2,115,360	2,531,239

Operating income (loss)	3,977,999	554,526	5,007,957	(2,188,571)

Other income (expense):
Interest income	216	2,959	2,393	9,180
Interest expense	(188,517)	(254,237)	(596,727)	(897,949)
Other income	506,123	—	749,750	226,672
	317,822	(251,278)	155,416	(662,097)

Net income (loss)	$4,295,821	$303,248	$5,163,373	$(2,850,668)

Weighted average units outstanding	105,122	91,953	105,122	58,776

Net income (loss) per unit - basic and diluted	$40.87	$3.30	$49.12	$(48.50)

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	$46,490,105	$(15,012,963)	$31,477,142
Net income	—	1,960,778	1,960,778
Balance, March 31, 2021	$46,490,105	$(13,052,185)	$33,437,920
Net income	—	4,295,821	4,295,821
Balance, June 30, 2021	$46,490,105	$(8,756,364)	$37,733,741

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2019	$38,990,105	$(14,239,713)	$24,750,392
Net (loss)	—	(24,218)	(24,218)
Balance, December 31, 2019	$38,990,105	$(14,263,931)	$24,726,174
Issuance of 42,049 membership units	5,000,000	—	5,000,000
Net (loss)	—	(3,129,698)	(3,129,698)
Balance, March 31, 2020	$43,990,105	$(17,393,629)	$26,596,476
Issuance of 21,024 membership units	2,500,000	—	2,500,000
Net income	—	303,248	303,248
Balance, June 30, 2020	$46,490,105	$(17,090,381)	$29,399,724

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Nine Months Ended	Nine Months Ended
Statements of Cash Flows	June 30, 2021	June 30, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,163,373	$(2,850,668)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,474,212	3,614,282
Loss on disposal of property and equipment	9,385	—
Accrued loss on firm purchase commitments	—	(67,591)
Gain on debt extinguishment	(505,700)	—
Changes in working capital components:
Trade receivable	(85,672)	(213,068)
Inventories	(8,386,866)	(872,683)
Prepaid expenses and other	222,728	(550,232)
Accounts payable	957,137	(540,251)
Accounts payable, related party	695,280	253,639
Accrued expenses	219,807	141,584
Derivative financial instruments	65,271	132,292
Net cash provided by (used in) operating activities	1,828,955	(952,696)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,226,472)	(441,219)
Net cash (used in) investing activities	(1,226,472)	(441,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from operating line of credit	—	10,467,500
Payments on operating line of credit	—	(10,767,500)
Proceeds from long-term borrowings	—	27,505,700
Payments on long-term borrowings	(1,500,000)	(28,800,000)
Proceeds from issuance of membership units	—	7,500,000
Net cash provided by (used in) financing activities	(1,500,000)	5,905,700

Net increase (decrease) in cash and cash equivalents	(897,517)	4,511,785

CASH AND CASH EQUIVALENTS
Beginning	7,201,372	260,858
Ending	$6,303,855	$4,772,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
cash paid for interest	$653,356	$979,929

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING, AND FINANCING ACTIVITIES, Construction in progress included in accounts payable	148,585	23,365
Establishment of lease liability and right of use asset	—	6,691,675
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

Basis of presentation and other information: The balance sheet as of September 30, 2020 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of June 30, 2021 and for the three and nine months ended June 30, 2021 and 2020 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2020 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts as of June 30, 2021 and September 30, 2020.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of June 30, 2021 and September 30, 2020 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized no accrued loss on purchase commitments as of June 30, 2021 or September 30, 2020.

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

Revenue from the sale of the Company's ethanol and distillers grains is recognized at the time control transfers to the marketing company. This generally occurs upon the loading of the product. For ethanol, control passes at the time the product crosses the loading flange in either a railcar or truck. For distillers grain, control passes upon the loading into trucks or railcars. Corn oil is marketed internally and corn oil revenue is recognized when control transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

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

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. On March 31, 2020, 42,049 new Class A Units were issued. Class A Units are a separate class of unit than the units issued to existing members which have been renamed “Common Units”. On May 28, 2020, the Company issued an additional 14,037 Class A Units and 6,987 new Class B Units. The combined issuance of Class A Units is 56,086 units and the total issuance of Class B Units is 6,987 units. There are also 42,049 Common Units outstanding for an aggregate number of 105,122 units outstanding comprised of Class A Units, Class B Units and Common Units. The weighted average number of units is based on days outstanding for the reporting period. The Class A Units and Class B Units have a liquidation preference which provides that in the event of a liquidation or deemed liquidation, the Class A and Class B members will receive the return of their capital contributions, reduced by the amount of distributions received, prior to the holders of Common Units receiving any proceeds.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Ethanol, net of hedging gain (loss)	$40,694,539	$14,025,039	$90,011,642	$55,182,772
Distillers Grains	9,305,260	4,360,153	23,746,131	13,715,936
Distilled Corn Oil	2,403,067	1,104,909	5,606,956	3,539,787
Other	178,685	646,648	531,968	1,077,883
Total	$52,581,551	$20,136,749	$119,896,697	$73,516,378

Note 3.    Inventories

Inventories consist of the following:

	June 30, 2021	September 30, 2020

Raw materials, including corn, chemicals, parts and supplies	$8,449,025	$5,292,339
Work in process	1,855,836	653,680
Ethanol and distillers grains	5,327,705	1,299,681
Total	$15,632,566	$7,245,700

Note 4. Revolving Credit

The Company has a revolving credit line amended June 29, 2021 which once amended provides for loans not to exceed $7,500,000 at any time which accrues interest at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. Under the terms of the revolving credit line, the Company also has to pay a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

There was no outstanding balance on the revolving credit loan as of June 30, 2021. The revolving credit line matures on July 1, 2022.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $25,000,000. The Company's borrowing capacity under the revolving term loan will begin a step-down reduction of $5,000,000 each year starting October 20, 2021 until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
weekly basis) based upon the one-month LIBOR index rate plus 3.50% (3.86% as of June 30, 2021). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At June 30, 2021 and September 30, 2020 the outstanding balance on the revolving term loan was $20,200,000 and $21,700,000, respectively.

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

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,307,525. There were no amounts drawn on the available letter of credit as of June 30, 2021.

On April 13, 2020, the Company received a loan in the amount of $505,700 under the Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration (SBA). The PPP Loan was entitled to forgiveness based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. On May 5, 2021 the Company received notice that the PPP Loan was forgiven in whole and the entire amount of the PPP Loan was extinguished and recognized as other income on the statement operations.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three and nine months ended June 30, 2021 and 2020:

Corn Commitment:
June 30, 2021

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$13,684,696	—	April 2022	$1,134,704

	Corn Purchased:
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Related Parties	$32,122,583	$12,512,644	$68,206,046	$41,335,537

The Company is a party to a Management Services Agreement with HALE, LLC (“HALE”) for management services pertaining to the Company’s ethanol facility. Under the Management Services Agreement, HALE provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve in various roles including Chief Executive Officer, Environmental and Safety Manager, Commodity Risk Manager and to fill such other positions, including without limitation the Controller, as may be necessary from time to time and (b) perform the respective management services for each such positions. For the three and nine months ended June 30, 2021, the Company incurred

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
expenses of $113,933 and $378,699 respectively, pertaining to this agreement. For both the three and nine months ended June 30, 2020, the Company paid a total of $72,000 under this agreement. At June 30, 2021 and September 30, 2020 $1,525 and $2,097 was included in accrued expenses on the balance sheet, respectively.

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $40,938,000 and $90,356,000, respectively, for the three and nine months ended June 30, 2021. Revenues with this entity were approximately $14,025,000 and $55,183,000, respectively, for the three and nine months ended June 30, 2020. Trade accounts receivable of approximately $3,502,000 and $3,255,000 were due from this entity as of June 30, 2021 and September 30, 2020, respectively. As of June 30, 2021, the Company had ethanol unpriced sales commitments with this entity of approximately 4.9 million gallons through September 2021. The Company incurred marketing expenses of $108,912 and $309,674 for the three and nine months ended June 30, 2021, respectively. This is compared to $95,800 and $195,037 for the same time period ending June 30, 2020, respectively.

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were $11,708,000 and $29,353,000, respectively, for the three and nine months ended June 30, 2021. The revenues from this entity were approximately $4,474,000 and $14,226,000, respectively for the three and nine months ended June 30, 2020. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $684,000 and $685,000 were due from this entity as of June 30, 2021 and September 30, 2020, respectively. The Company had distillers grain sales commitments with this entity of approximately 20,100 tons, for a total sales commitment of approximately $3.9 million.

As of June 30, 2021, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $23 million. These contracts mature at various dates through March 2022. The Company has basis contract commitments with unrelated parties to purchase corn in the amount of 500,000 bushels.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2023. The letter of credit is reduced over time as the Company makes payments under the agreement. At June 30, 2021, the remaining commitment was approximately $1.1 million.

As of June 30, 2021, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 155,558 MMBtus with an approximate value of $516,000 maturing at various dates through June 2021.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three and nine months ended June 30, 2021 were approximately $591,000 and $1,736,000, respectively. Rent expense for the operating leases during the three and nine months ended June 30, 2020 were approximately $470,000 and $1,489,000, respectively. The lease agreements have maturity dates ranging from August 2021 to June 2026.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at June 30, 2021 is approximately $5,709,000.

At June 30, 2021 the Company had the following minimum rental commitments under non-cancellable operating leases for the twelve-month period ended June 30, 2021:

2021	$2,195,700
2022	2,052,600
2023	1,736,250
2024	1,169,100
2025	484,700
Thereafter	43,500
Total	$7,681,850

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of June 30, 2021 is shown below:

Undiscounted future payments	$7,681,850
Discount effect	1,973,262
$5,708,588

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
Derivatives not designated as hedging instruments are as follows:

	June 30, 2021	September 30, 2020
Derivative assets - corn contracts	$419,344	$675
Derivative assets - ethanol contracts	420	33,107
Derivative liabilities - corn contracts	(1,456,175)	(243,825)
Derivative liabilities - ethanol contracts	—	(93,335)
Due from (due to) broker	1,271,616	603,854
Total	$235,205	$300,476

The effects on operating income from derivative activities for three and nine months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(243,936)	$—	$(404,917)	$—
Unrealized gain	389	—	60,648	$—
Total effect on revenues	$(243,547)	$—	$(344,269)	$—

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$(1,561,230)	$601,750	$(3,785,421)	$1,635,018
Unrealized (loss)	(1,040,469)	(430,088)	(793,681)	(713,738)
Total effect on cost of goods sold	(2,601,699)	171,662	(4,579,102)	921,280
Total gain (loss) due to derivative activities	$(2,845,246)	$171,662	$(4,923,371)	$921,280

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$419,764	$419,764	$—	$—

Liabilities, derivative financial instruments	$(1,456,175)	$(1,456,175)	$—	$—

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$33,782	$33,782	$—	$—

Liabilities, derivative financial instruments	$(337,160)	$(337,160)	$—	$—

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

Executive Summary

Highlights for the three months ended June 30, 2021 are as follows:
•Total revenues increased 161.1%, or $32.4 million, compared to the same period in 2020.

•Total cost of goods sold increased 154.7%, or $29.1 million, compared to the same period in 2020.

•Net income was $4.3 million, compared to net income of $0.3 million for the same period in 2020.

Results of Operations for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	(Unaudited)
Income Statement Data	2021		2020

Revenue	$52,581,551	100.0%	$20,136,749	100.0%
Cost of goods sold	47,916,221	91.1%	18,816,144	93.4%
Gross profit	4,665,330	8.9%	1,320,605	6.6%
General and administrative expenses	687,331	1.3%	766,079	3.8%
Operating income	3,977,999	7.6%	554,526	2.8%
Other income (expense), net	317,822	0.6%	(251,278)	(1.2)%
Net income	$4,295,821	8.2%	$303,248	1.5%

Results of Operations for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020
Revenues. Total revenues increased by 161% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, ethanol revenue increased by 192% due primarily to increased gallons of ethanol sold and an increase in the average price we received for our ethanol compared to the three months ended June 30, 2020. We sold approximately 37.9% more gallons of ethanol during the three months ended June 30, 2021 as compared to the same period of 2020. The average price we received per gallon of ethanol sold increased by approximately 112% during the three months ended June 30, 2021 as compared to the same period of 2020. Ethanol prices were higher during our third quarter of 2021 due to a combination of significantly higher corn and gasoline prices and low ethanol stocks which combined to positively impact market ethanol prices. By comparison, ethanol prices were lower during our third quarter of 2020 due to excess ethanol supply in the market. Travel restrictions associated with COVID-19 negatively impacted ethanol demand during third quarter of 2020.

Sales from co-products increased by approximately 96% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue partially offset by lower carbon dioxide sales. Distillers grain revenue increased due to a combination of higher average prices per ton of distillers grains sold and an increase in distillers grains production for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The higher average price per ton of distillers grains sold for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was due to an increase in the market price for corn. Corn oil revenue was higher for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to an increase in the average price we received per pound of corn oil sold along with an increase in the amount of corn oil we sold. Corn oil prices were higher due to higher corn prices and increased corn oil demand.
Cost of goods sold. Cost of goods sold consist of corn expense, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation. Cost of goods sold increased by 155%, or approximately $29.1 million, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to increases in corn costs approximately $29.3 million,

Corn costs, including hedging, increased by approximately $29.3 million, or approximately 203%, for the three months ended June 30, 2021 compared to the same period of 2020. Our corn costs increased due partially to decreased corn supply in our immediate draw area from the derecho storm in August 2020 along with decreased corn supplies out of South America which has resulted in increased export demand for corn which has impacted our corn costs. For the three months ended June 30, 2021 corn costs included an approximately $2,602,000 combined realized and unrealized loss from corn derivative instruments as compared to an approximately $172,000 combined realized and unrealized gain on our corn derivative instruments during the same period of the prior year. Corn costs represented 91% of cost of goods for three months ended June 30, 2021 compared to 77% of cost of goods sold for the three months ended June 30, 2020.

Repairs and maintenance costs increased by approximately 29% for the three months ended June 30, 2021 as compared to the same period of 2020. The increase was due to an increased focus on preventative maintenance to avoid larger costly repairs. Depreciation expense decreased by approximately 4% for the three months ended June 30, 2021 as compared to the same period of 2020. The decrease in depreciation during the three months ended June 30, 2021 is due to more capital assets being fully depreciated during the 2021 period.

General and administrative costs decreased by approximately $79,000, for the three months ended June 30, 2021 as compared to the same period of 2020. The decrease is due to a combination of cost control activities implemented during our 2020 fiscal year and during our 2021 fiscal year.

Other income (expense) increased by approximately $562,000 for three months ended June 30, 2021 as compared to the same period of 2020 due primarily to a decrease in interest expense along with other income associated with the forgiveness of our PPP loan.

Results of Operations for the Nine Months Ended June 30, 2021 as Compared to the Nine Months Ended June 30, 2020

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30,
	(Unaudited)
Income Statement Data	2021		2020

Revenue	$119,896,697	100.0%	$73,516,378	100.0%
Cost of goods sold	112,773,380	94.1%	73,173,710	99.5%
Gross profit	7,123,317	5.9%	342,668	0.5%
General and administrative expenses	2,115,360	1.8%	2,531,239	3.4%
Operating income (loss)	5,007,957	4.2%	(2,188,571)	(3.0)%
Other income (expense), net	155,416	0.1%	(662,097)	(0.9)%
Net income (loss)	$5,163,373	4.3%	$(2,850,668)	(3.9)%

Revenues. Total revenues increased by 63% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. For the nine months ended June 30, 2021, ethanol sales increased by 64% and sales from co-products increased by 63%. The change in ethanol revenue was a result of a 46%, or $0.55 per gallon, increase in the average price per gallon received as well as an increase of approximately 12%, or approximately 5,590,000 gallons, in sales volume for nine months ended June 30, 2021, when compared to the nine months ended June 30, 2020. Ethanol prices increased due to decreased ethanol stocks compared to ethanol demand.

Sales from co-products increased by 63% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue. Distillers grain revenue increased as the average price per ton of distillers grains increased in response to increases in the market price for corn. In addition, we produced more distillers grains during the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020. Corn oil revenue increased 70% s a result of higher corn oil prices in the market due primarily to increased soybean oil prices which typically has a positive impact on corn oil prices and demand. The plant has a 7% decrease in corn oil production during this time period over 2020 as a result of working on improved shipping weight on distiller dry grains and energy reduction in operations.

Cost of goods sold. Cost of goods sold consist of corn expense, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation. Cost of goods sold increased by 54%, or approximately $39.6 million, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 primarily due to increases in corn costs.

Corn costs, including hedging, increased by approximately $40.7 million, or 73%, for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. The increase resulted from a 45% increase in corn price, due partially to decreased corn supply in our immediate draw area from the derecho storm in August 2020. In addition, demand for corn from other countries increased resulting in increased demand for corn. For the nine months ended June 30, 2021 corn costs included a $4.6 million gain from derivatives activity relating to corn costs compared to an approximate $921,000 net loss in the same period of the prior year loss. Corn costs represented 85% of cost of goods for the nine months ended June 30, 2021 gain compared to 76% of cost of goods sold for the nine months ended June 30, 2020.

Repairs and maintenance costs increased approximately 29%, or approximately $207,000, for the nine months ended June 30, 2021 as compared to the same period of 2020. The increase was due to an increased focus on preventative maintenance to avoid larger costly repairs.

Depreciation expense decreased approximately $113,000 for the nine months ended June 30, 2021 as compared to the same period of 2020. The decrease in depreciation during the first nine months of fiscal year 2021 can be attributed to more capital assets being fully depreciated during the nine months ended June 30, 2021.

General and administrative costs decreased approximately $416,000, for the nine months ended June 30, 2021 as compared to the same period of 2020. The decrease is due to a combination of cost control activities implemented during Fiscal 2020 and Fiscal 2021.

Other income (expense) increased approximately $897,000 for the nine months ended June 30, 2021 as compared to the same period of 2020 due primarily to a gain associated with the forgiveness of our PPP loan along with a one-time receipt of funds in the amount of $88,000 from a class-action lawsuit combined with decreased interest expense during the period.

Liquidity and Capital Resources

Although there is uncertainty related to the continuing impact of the COVID-19 pandemic on the global economy, the ethanol industry and our future financial results, we believe our current cash reserves and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. On June 29, 2021 our lender set up a revolving credit facility in the amount of $7.5 million for corn purchases and hedging requirements. This credit facility matures on July 1, 2022.

Although we were in compliance with our financial covenants set forth in our credit agreement as of June 30, 2021, the continuing impact of the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. Our inability to satisfy our financial covenants under our credit agreement would also adversely impact our ability to negotiate a new revolving credit line with our lender or the terms available to us. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

We plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant over the next 6 to 12 months. Working capital was approximately $20.5 million on June 30, 2021. Management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of Fiscal 2021, but management will continue to monitor our liquidity position on a weekly basis.

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

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Nine Months Ended June 30,
	(Unaudited)
Cash Flow Data:	2021	2020
Net cash provided by (used in) operating activities	$1,828,955	$(952,696)
Net cash (used in) investing activities	(1,226,472)	(441,219)
Net cash provided by (used in) financing activities	(1,500,000)	5,905,700
Net increase (decrease) in cash and cash equivalents	$(897,517)	$4,511,785

Cash Flow - Operations

For the nine months ended June 30, 2021, net cash provided by operating activities increased primarily due to increased net income. The increase in net income was partially offset by higher corn and ethanol prices which increased our working capital components including inventory and accounts receivable.

Cash Flow - Investing Activities

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant. During the period ended June 30, 2021, the plant used more cash for capital improvements compared to the nine months ended June 30, 2020.

Cash Flow - Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash used in financing activities was approximately $1.5 million for the nine months ended June 30, 2021 compared to cash provided by financing activities of approximately $5.9 million during the nine months ended June 30, 2021. We also received $7.5 million from the issuance of additional membership units during the the nine months ended June 30, 2020.

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

Revenue from the sale of the Company's ethanol and distillers grains is recognized at the time control transfers to the marketing company. This generally occurs upon the loading of the product. For ethanol, control passes at the time the product crosses the loading flange in either a railcar or truck. For distillers grain, control passes upon the loading into trucks or railcars. Corn oil is marketed internally and corn oil revenue is recognized when control transfers, upon loading. Shipping and handling costs incurred by the Company for the sale of distillers grain are included in costs of goods sold. Ethanol revenue is reported free on board (FOB) and all shipping and handling costs are incurred by the ethanol marketer. Commissions for the marketing and sale of ethanol and distiller grains are included in costs of goods sold.

Derivative Instruments

The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company didn't recognize any accrued loss on purchase commitments as of June 30, 2021 or September 30, 2020.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of June 30, 2021 and September 30, 2020 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

During the quarter ended June 30, 2021, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.54 per bushel in April 2021 to a high of $7.73 during May 2021. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended June 30, 2020 ranged from a low of $3.03 per bushel during April 2020 delivery to a high of $3.39 per bushel during June 2020 delivery.

The average price we received for our ethanol FOB Nevada, Iowa, during the nine months ended June 30, 2021 was $1.76 compared to the nine months ended June 30, 2020 at $1.21 per gallon.

During the quarter ended June 30, 2021, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.85 per gallon for April 2021 delivery to a high of $2.48 per gallon for June 2021 delivery. The ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $0.82 per gallon for April 2020 delivery to a high of $1.27 per gallon for June 2020 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net loss on corn derivative financial instruments that increased our cost of goods sold for the nine months ended June 30, 2021 was $4.6 million compared to a net gain of approximately $.921 million for the nine months ended June 30, 2020.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the nine months ended June 30, 2021 represented approximately 4.2% of our total cost of goods sold for that period.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.50%. We do not anticipate any significant increase in interest rates during Fiscal 2021.

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

Our management, including our President and General Manager (the principal executive officer), Seth Harder, along with our interim Chief Financial Officer (the principal financial officer), Jeff Kistner, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the nine months ended June 30, 2021, there has been no change in our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Description of Exhibit			Page
10	10.1	Amendment to Credit Agreement between Lincolnway Energy, LLC and Farm Credit services of America, FLCA and Farm Credit Services of America, PCA dated July 6, 2021

	10.2	Revolving Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA dated July 6, 2021

	10.3	Amended and Restated Letter of Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA dated July 6, 2021

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	E-1
	31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer	E-2

32	Section 1350 Certifications

	32.1	Section 1350 Certification of President and Chief Executive Officer †	E-3
	32.2	Section 1350 Certification of Interim Chief Financial Officer†	E-4

101	Interactive Data Files (furnished electronically herewith pursuant to Rule 405 of Regulation S-T)

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

LINCOLNWAY ENERGY, LLC

August 16, 2021	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

August 16, 2021	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer