Form 10-K
period 2021-09-30
Lincolnway Energy, LLC
filed 2021-12-22
CIK 1350420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes    ☐      No        ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes     ☑     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes      ☑      No          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the units held by non-affiliates of the registrant was approximately $14,789,544 as of March 31, 2021. The units are not listed on an exchange or otherwise publicly traded.  The value of the units for this purpose has been based upon the $318 book value per-unit as of March 31, 2021.  In determining this value, the registrant has assumed that all of its directors and its president are affiliates, but this assumption shall not apply to or be conclusive for any other purpose.

The number of units outstanding as of December 22, 2021 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2022 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2021

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

Actual future performance, outcomes and results may differ materially from those suggested by or expressed in forward looking statements as a result of numerous and varied factors, risks and uncertainties, some that are known and some that are not known, and many of which are beyond the control of the Company and its management.  Lincolnway Energy cannot guarantee its future results, performance or business conditions, and strong or undue reliance must not be placed on any forward looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by the Company include:

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
•Additional competition from electric vehicles;
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
•Competition from larger ethanol producers;
•Changes in interest rates and lending conditions of the loan covenants in the Company's loan agreements;
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

The ethanol plant has a nameplate production capacity of 50,000,000 gallons of ethanol per year, which, at that capacity, would also generate approximately 136,000 tons of distillers grains per year. Lincolnway Energy operated its plant in excess of its nameplate capacity during the fiscal year ended September 30, 2021 (“Fiscal 2021”). Lincolnway Energy anticipates that it will be able to continue to operate the plant substantially in excess of nameplate production capacity during the fiscal year ending September 30, 2022 (“Fiscal 2022”). As of the date of this filing, the plant was operating at approximately 60% above nameplate production capacity which rate would result in the generation of about 80,000,000 gallons per year.

Lincolnway Energy extracts corn oil from the syrup that is generated in the production of ethanol.  Lincolnway Energy estimates that it will produce approximately 12,400 tons of corn oil per year at the plant.

Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products"), has a plant on Lincolnway Energy's site that collects the carbon dioxide that is produced as part of the ethanol production process and converts that raw carbon dioxide into liquid carbon dioxide.  Air Products markets and sells the liquid carbon dioxide.  Lincolnway Energy estimates that it will sell approximately 90,000 tons of carbon dioxide per year.

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

Principal Products and Their Distribution Markets

Lincolnway Energy's principal products are fuel grade ethanol and distillers grains. In addition, Lincolnway Energy is extracting corn oil for sale and capturing a portion of the raw carbon dioxide produced by the plant for sale. The table below shows the approximate percentage of Lincolnway Energy’s total revenue which is attributed to each of its products during the last three fiscal years.

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	76%	77%	77%
Distillers Grain	19%	18%	16%
Corn Oil	5%	4%	5%
Carbon Dioxide/Other	—%	1%	2%
	100%	100%	100%

Ethanol

Lincolnway Energy’s primary product is fuel grade ethanol which it produces from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Most ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.

Lincolnway Energy and Eco-Energy, Inc. ("Eco-Energy") are parties to an Ethanol Marketing Agreement which the parties amended effective October 1, 2020. Under the agreement, Eco-Energy has the exclusive right to purchase all of the ethanol that is produced by Lincolnway Energy (with the exception of specific E85 sales sold directly by Lincolnway Energy). Eco-Energy is required to use commercially reasonable and diligent efforts to market all of Lincolnway Energy’s output of ethanol and to obtain the best price for the ethanol. The purchase price payable to Lincolnway Energy under the agreement is the purchase price set forth in the applicable purchase order, less a marketing fee payable to Eco- Energy. The initial term of the agreement expired on September 30, 2021 and then renews for successive renewal terms of two years each unless either Lincolnway Energy or Eco-Energy give the other written notice at least 90 days prior to the end of the then current term. Lincolnway Energy also has the right to terminate the agreement, at any time and for any reason, upon 90 days advance notice to Eco-Energy. The agreement with Eco-Energy automatically renewed after the initial term expired on September 30, 2021. Lincolnway Energy is dependent upon its agreement with Eco-Energy for the marketing and sale of Lincolnway Energy’s ethanol, and Lincolnway Energy’s loss of the agreement, or Lincolnway Energy’s inability to negotiate a new agreement with Eco-Energy or another ethanol marketer before the expiration or termination of the agreement, could have material adverse effects on Lincolnway Energy.

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

Lincolnway Energy’s primary means of shipping and distributing ethanol is by rail and truck. Lincolnway Energy leases 220 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between October 2021 and June 2026.

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

The Company has developed a new high quality species specific animal feed which it has branded as PureStream™ protein. The product is intended to be marketed to the growing swine and poultry markets in Iowa. When compared to traditional distillers grains, the new PureStream™ protein animal feed products are expected to be higher in crude protein and richer in the essential amino acids that drive growth in swine and poultry. However, the Company has not been able to successfully commence commercial production of this product, largely due to the lack of availability of a dryer system compatible with our technology. As a result, management has elected to forgo commercialization of this product and instead focus on continued increases to plant production efficiencies and other strategic opportunities.

Lincolnway Energy is a party to a Distillers Grain Off-Take Agreement with Gavilon Ingredients, LLC effective October 1, 2020. Under the amended and restated agreement, Gavilon is required to purchase all of the distillers grains produced at Lincolnway Energy's ethanol plant. Gavilon will market the distillers grains on a global basis. Gavilon will receive a marketing fee less certain logistics costs. The initial term of the amended and restated agreement expired on September 30, 2021 but automatically renews for successive one-year renewal terms unless either Lincolnway Energy or Gavilon give the other written notice at least 90 days prior to the end of the then current term. This agreement automatically renewed according to its terms on September 30, 2021.

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

Corn Oil

Lincolnway Energy has a corn oil extraction system that extracts corn oil from thin stillage that is generated in the production of ethanol. Lincolnway Energy markets and distributes all of the corn oil it produces directly to end users and third party brokers within the domestic market. Lincolnway Energy's primary means of shipping and distributing corn oil is by truck. The corn oil that Lincolnway Energy is capable of producing is not food grade corn-oil and it cannot be used for human consumption. The primary uses of the corn oil that Lincolnway Energy produces are for animal feed, industrial uses and biodiesel production.

Lincolnway Energy estimates that it will produce and sell approximately 12,400 tons of corn oil per year at the plant.  Corn Oil is available from each bushel of corn and varies each year based on the quality of corn produced.

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

Lincolnway Energy estimates it will sell approximately 91,000 tons of carbon dioxide per year to Air Products. Lincolnway Energy does not, however, anticipate that revenues from the sale of carbon dioxide to Air Products will be a material product of Lincolnway Energy, given that Lincolnway Energy estimates that those revenues will constitute less than 1% of Lincolnway Energy's total revenues during any fiscal year.

Principal Product Markets

Lincolnway Energy's products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, Lincolnway Energy anticipates increased international sales of our products. For Fiscal Year 2021, the United States exports of distillers grains were primarily to Vietnam, the European Union, South Korea, Mexico and Turkey. China was not a significant source of export demand due to increased tariffs which make United States distillers grains not feasible for export to China. In addition, the United States exported significant amounts of ethanol to Canada, India, Columbia, Switzerland, Philippines, Peru and the European Union during Fiscal Year 2021.

Lincolnway Energy expects our product marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that Lincolnway Energy is not located near a major international shipping port, Lincolnway Energy expects a majority of the Company's products to continue to be marketed and sold domestically.

     Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States. In addition, Chinese and Brazil ethanol tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States. There is also potential for the imposition of tariffs by other countries in addition to Brazil and China due to trade disputes with the United States which could reduce the overall export demand and therefore could have a negative impact on ethanol prices.

Sources and Availability of Raw Materials

Corn

The principal raw material necessary to produce ethanol, distillers grain and corn oil is corn. Lincolnway Energy is significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, Lincolnway Energy cannot predict the future price of corn. The market price of ethanol is not correlated to corn prices. Lincolnway Energy, like most ethanol producers, is not able to compensate for increases in the cost of corn through adjustments in its prices for its ethanol. Lincolnway Energy does typically see increases in the prices of its distillers grain during times of higher corn prices. However, given that ethanol sales comprise the majority of Lincolnway Energy’s revenues, the inability of the Company to adjust its ethanol prices can result in a negative impact on its profitability during periods of high corn prices.

Lincolnway Energy's ethanol plant is located in Nevada, Iowa, which is located in Story County. Although Lincolnway Energy anticipates purchasing corn from various sources and areas, Lincolnway Energy believes that Story County will produce a sufficient supply of corn, assuming normal growing conditions, to generate the necessary annual requirements of corn for the ethanol plant.

During Fiscal Year 2021, corn prices were higher than prior years, mainly due to increased demand which has been higher that worldwide corn supply. On November 9, 2021, the USDA released a report estimating the 2021 corn crop in the United States at approximately 15.1 billion bushels, up 7% from last year's production, with yields averaging 177.0 bushels per acre. The USDA forecasted area harvested for grain at 85.1 million acres, up 3% from 2020. Lincolnway Energy has not had difficulty securing the corn the Company requires for its operations and Lincolnway Energy anticipates that the Company will be able to secure the corn it needs to operate the ethanol plant during Fiscal Year 2022, although potentially at a higher price. While the Company does not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if the local area experiences an extended drought or other production problem during Fiscal Year 2022. Poor weather can be a major factor in increasing corn prices. If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

Lincolnway Energy originates its corn needs in house and through a third party that procures corn from various sources which is delivered to the plant by truck. Lincolnway Energy has corn storage capabilities for approximately 20 days of continuous ethanol production.

Natural Gas

The Company has natural gas pipeline transportation contracts with two entities, Northern Natural Gas Pipeline and Alliant Energy. The Northern Natural Gas Pipeline contract provides for the transport of natural gas from Canada and the Dakotas to a hub in Story City, Iowa. The contract is for 5 years and expires in March 2026. The Alliant Energy contract provides for the transport of natural gas from Story City, Iowa directly into the plant and expires in 2024. Natural gas is purchased through a broker that contracts on behalf of Lincolnway Energy.

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

Rail Access

Rail access is critical to the operation of Lincolnway Energy's ethanol plant because rail is used for the shipment and distribution of ethanol and distillers grains.  Lincolnway Energy utilizes tracks owned by Lincolnway Energy and tracks owned by the Union Pacific Railroad.  Lincolnway Energy has agreements with the Union Pacific Railroad regarding the use of its tracks.

Competition

Ethanol Competition

Lincolnway Energy is in direct competition with numerous ethanol producers, many of which have greater resources than Lincolnway Energy has. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of November 21, 2021, the Renewable Fuels Association ("RFA") estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.5 billion gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 40.1% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 900 million gallons per year or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,674	9.6%
POET Biorefining	2,648	15.2%
Green Plains Renewable Energy	1,740	10.0%
Valero Renewable Fuels	934	5.3%
TOTAL	6,996	40.1%
Updated: November 21, 2021

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that Lincolnway Energy is unable to realize. Further, Lincolnway Energy has experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels, which is a subsidiary of a larger energy company. These competitors are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for the Company to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized decreased corn production and supplies.

Lincolnway Energy anticipates competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Many corn-based ethanol producers have altered their plants to be able to produce cellulosic ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which have made electric car technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. In addition, recently Brazil instituted a tariff on ethanol produced in the United States which has resulted in less ethanol exports to Brazil. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States. We continue to look for opportunities to export ethanol to other countries and open new markets for ethanol produced in the United States.

Competition among ethanol producers may continue to increase as gasoline demand decreases due to more fuel efficient vehicles being produced. If the concentration of ethanol used in most gasoline does not increase and gasoline demand is lower due to increased fuel efficiency by the vehicles operated in the United States, competition may increase among ethanol producers to supply the ethanol market.

Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market which negatively impacted market ethanol prices and may continue to result in excess ethanol supply in the future. During 2019, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from these expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic. During Fiscal Year 2021, ethanol demand increased and the Company experienced much more favorable financial margins.

Distillers Grains Competition

Lincolnway Energy's ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, Lincolnway Energy believes that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, it could lead to an oversupply of distillers grains in the United States which could result in increased competition among ethanol producers for sales of distillers grains and could negatively impact distillers grains prices in the United States.

Corn Oil Competition

Lincolnway Energy competes with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO").

The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, on December 7, 2021, the EPA issued a proposed RVO rule which set the 2022 RVO at 15 billion gallons for corn-based ethanol, set the 2021 RVO for corn-based ethanol at 13.3 billion gallons, less than the statutory requirement in the RFS of 15 billion gallons. The December 7, 2021 proposed rule also proposes to reopen the 2020 RVO which was previously set at 15 billion gallons for corn-based ethanol and retroactively reduce that amount to 12.5 billion gallons.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which are below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. This ruling was partially overturned in 2021 which may result in additional small refinery exemptions in the future.

    Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States in most years is approximately 143 billion gallons per year. Gasoline demand was lower in 2020 due to the COVID-19 pandemic. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is approximately 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

    Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. A second round of grants was awarded equal to $18.4 million. In August 2021, the USDA announced an additional $26 million in infrastructure grants, bringing the total grants under the program to a total of $66.4 million.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. Lincolnway Energy is subject to extensive air, water and other environmental regulations and Lincolnway Energy has been required to obtain a number of environmental permits to construct and operate the ethanol plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the ethanol plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

Lincolnway Energy has obtained all of the necessary permits to operate the ethanol plant. During Fiscal Year 2021, Lincolnway Energy incurred costs and expenses of approximately $32,500 complying with environmental laws, including the cost of obtaining permits. Although Lincolnway Energy has been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require the Company to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

    In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. In December 2020, the tariff free quota was revoked and all U.S. ethanol now faces a 20% tariff when imported into Brazil. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and subsequently to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term, despite recent positive discussions. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") in late March 2020 in an attempt to offset the subsequent economic damage. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The United States Department of Agriculture ("USDA") was given additional resources for the Commodity Credit Corporation ("CCC") and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants.

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

Human Capital

Our employees are the cornerstone of Lincolnway Energy and its operations. As of December 22, 2021, Lincolnway Energy had 38 employees, with 0 open positions. Employee safety remains Lincolnway Energy's top priority. The Company develops and administers company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (OSHA) standards. This includes routine safety training and assessments as well as annual safety audits.

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

Risks Relating to Lincolnway Energy and Its Business

The COVID-19 Pandemic May Negatively Affect Our Operations, Financial Condition, And Demand For Our Products Depending On The Severity And Longevity Of The Pandemic And Its Effects. The COVID-19 pandemic has in the past and continues to impact countries, communities, supply chains and commodities markets, in addition to the global financial markets. This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and these may limit access to our facilities, customers, suppliers, management, support staff and professional advisors. At this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event. Furthermore, the aforementioned factors may hamper efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on its severity and longevity, the COVID-19 pandemic may have a material adverse effect on our business, customers, and members.

Declines In The Price Of Ethanol Would Significantly Reduce The Company’s Revenues. Although Lincolnway Energy's ethanol plant produces distillers grains, corn oil and carbon dioxide, ethanol is the primary and material source of revenue for Lincolnway Energy, having generated approximately 76%, 77%, and 77%, of Lincolnway Energy's total revenues for the fiscal years ended September 30, 2021, 2020, and 2019, respectively. The sales prices of ethanol can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. The Company is dependent on a favorable spread between the price the Company receives for its ethanol and the price it pays for corn and natural gas. Any lowering of ethanol prices, especially if it is associated with increases in corn and natural gas prices, may affect the Company’s ability to operate profitably.

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

Decreasing Oil And Gasoline Prices Resulting In Ethanol Trading At A Premium To Gasoline Could Negatively Impact The Ability To Operate Profitably. Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol has traded at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the Renewable Fuel Standard. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In past years, the price of ethanol has generally been less than the price of gasoline which increased demand for ethanol from fuel blenders. Lower oil prices drive down the price of gasoline which reduces the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. If oil and gasoline prices were to remain lower than ethanol prices for a significant period of time it could have a material adverse effect on the Company’s business, results of operation and financial condition which could decrease the value of its units.

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

A Reduction In Ethanol Exports To Brazil Due To The Imposition By The Brazilian Government Of A Tariff On U.S. Ethanol Could Have A Negative Impact On Ethanol Prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017 Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in no ethanol being exported to Brazil in recent years and could negatively impact the market price of ethanol in the United States and the Company’s ability to operate profitably.

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

    Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other markets are developed. If prices for distillers grains in the United States fall, it may have an adverse effect on the Company’s business and financial condition.

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

    If The Company’s Marketers Fail To Sell All Of The Ethanol And Distillers Grain Produced By The Plant It Could Negatively Impact Profitability. Lincolnway Energy relies on its ethanol and distillers grain marketers to sell all of its principal products. Currently the Company has an agreement with Eco-Energy which markets all of the Company’s ethanol and an agreement with Gavilon to market all of the Company’s distillers grain. Nearly all of the Company’s revenue is from the sale of its ethanol and distillers grains; representing 95% of the Company’s revenues in Fiscal 2021. The inability of the Company’s marketers to sell all of the ethanol and distillers grains produced by the Company, or their inability to sell such products at prices that allow the Company to operate profitability, could have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition. Although management believes that the Company could secure alternative marketers, if either of the current marketers fails to or elects not to renew the marketing agreement with the Company, switching marketers may negatively impact cash flow and the ability of the Company to operate profitably which could decrease the value of the Company’s units.

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

Continued Growth In The Ethanol Industry Depends On Use Of Increased Ethanol Blends And Related Expansion Of Infrastructure, Change In Public Views And Regulatory Support, Which May Not Occur On A Timely Basis, If At All.  Most experts believe that for ethanol use to grow significantly over both the near and longer term, there must be increased use of ethanol blends in excess of 10%, such as E15, E20, E30 and E85. Although the EPA approved the use of E15 in June 2012, the approval was limited to vehicles manufactured in 2001 or newer and all flex fuel vehicles and prohibited year round sales of E15. There was also resistance to increasing the percentage from 10% to 15%, and there is strong resistance from some groups to increasing the percentage above 15%. There are also various areas that need development and expansion in order for there to be any material increase in the use of higher ethanol blends, including E15, such as expanded production of flex fuel vehicles and the expanded use of pumps that can utilize higher ethanol blends, such as blender pumps. A blender pump allows a driver to fill his or her vehicle with any blend of ethanol from 0% to 85% depending on the type of vehicle they drive. Despite the increases in infrastructure for E15 in recent years, there will likely need to be further government subsidies and support in order to cause service stations to install those types of pumps on a larger scale. In addition there will also need to be changes in the public's views and perceptions of ethanol in order for there to be increased use of higher blends of ethanol, as well as regulatory developments at both the federal and state level which allow the use of, and promote the use of, higher ethanol blends and the use of blender pumps and flex fuel vehicles.

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

Lincolnway Energy estimates that corn costs will, on the average, make up approximately 84% of Lincolnway Energy's total annual operating costs, but the percentage could be higher or lower dependent on the price of corn, the production level of the plant and other operating costs from time to time. Accordingly, rising corn prices could lower profit margins, and, at certain levels, corn prices could make ethanol uneconomical to produce. The supply and price of corn are influenced by many factors, including drought, hail and other adverse weather conditions; insects or disease; farmer planting decisions; imports; government policies and subsidies with respect to agriculture and international trade; and global and local demand and supply. The price for corn in the market area encompassing Lincolnway Energy's ethanol plant could be higher than the corn price payable in other markets. Lincolnway Energy also competes for corn with the livestock producers and elevators located within Lincolnway Energy's market area.

There is also uncertainty regarding climate change, and any climate changes could adversely affect corn production in Lincolnway Energy's primary market area or other corn production areas in the United States and elsewhere, and thereby both the supply and price of corn.

Lincolnway Energy's gross margin depends significantly on the spread between ethanol and corn prices, and in particular the spread (sometimes referred to as the crush spread) between the price of a gallon of ethanol and the price for the amount of corn required to produce a gallon of ethanol. The price of ethanol and corn fluctuates frequently and widely, so any favorable spread between ethanol and corn prices which may exist from time to time cannot be relied upon as indicative of the future. It is possible for corn costs to increase and ethanol prices decrease to the point where Lincolnway Energy could be required to suspend operations. Any suspension of operations would have a material adverse effect on Lincolnway Energy's business, results of operations and financial condition.

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

Lincolnway Energy Competes With Larger, Better Financed Entities, Which Could Negatively Impact The Ability To Operate Profitably. There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants throughout the Midwest and elsewhere in the United States.  The Company’s business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than the Company, and from other plants similar to the Lincolnway Energy plant.  Large ethanol producers such as Archer Daniels Midland, Green Plains Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than the Company produces. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. The Company may not be able to compete with these larger entities.

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

    Corn-Based Ethanol May Compete With Cellulose-Based Ethanol In The Future, Which Could Make It More Difficult For The Company To Produce Ethanol On A Cost-Effective Basis. Most ethanol produced in the U.S. is currently produced from corn.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. If an efficient method of producing ethanol from cellulose-based biomass is developed, the Company may not be able to compete effectively.  It may not be practical or cost-effective to convert the Lincolnway Energy plant into a plant which will use cellulose-based biomass to produce ethanol.  If the Company is unable to produce ethanol as cost-effectively as cellulose-based producers, the Company’s ability to generate revenue will be negatively impacted.

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

We Depend To A Significant Degree Upon HALE And The Management Personnel It Provides For The Management Of Our Plant. The Loss Of One Or More Of These Personnel, Any Failure Of HALE Or These Personnel To Perform Their Obligations To Us, Or The Termination Of The Management Services Agreement Could Have An Adverse Effect On Our Ability To Manage Our Business And Operate Successfully And Competitively. We have contracted the management of our plant, including staffing, operations, and maintenance services, to persons provided by HALE, a related party pursuant to the Management Services Agreement. The failure of these managers to perform their obligations could materially and adversely affect our business, results of operations, cash flows, financial condition and ability to make distributions. We cannot provide any assurances that the managers will manage our plant in a manner that is consistent with their respective obligations under the Management Services Agreement. We could be materially and adversely affected if any of these managers fail to effectively manage revenues and expenses, provide quality services, or otherwise fail to manage our plant in our best interests, and we may be financially responsible for the actions and inaction of the managers. In certain situations, we may terminate the Management Services Agreement. We cannot, however, provide any assurance that we could identify replacement managers or that the replacement manager will manage our plant successfully. Moreover, the departure of current or future management personnel could have an adverse effect on our business and our ability to operate successfully and competitively, and it could be difficult to find replacements for these persons, as competition for management personnel is intense.

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

Risks Associated With Government Regulation and Subsidization

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce which could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability. Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45% and ultimately to 70%. This tariff increase has had a negative impact on overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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

The Three-Class Structure Of Our Units And The Existing Ownership Of Class A Units By HALE Have The Effect Of Concentrating Voting Control With HALE For The Foreseeable Future, Which Will Limit Or Preclude The Ability Of Our Other Members To Influence Corporate Matters. Our Class A Units have special approval and voting rights not shared by other classes of units. Given these specific and special approval rights attributed to our Class A Units and its number of such units, HALE, who is our only Class A Member, holds controlling voting power of our outstanding units. As a result of our three class ownership structure and the Management Services Agreement between HALE and the Company, HALE is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring member approval, including the election of directors, mergers or acquisitions, asset sales and other significant corporate transactions. Further, HALE owns units representing approximately 53% of the economic interest of our outstanding units. This concentrated control will limit the ability of our other members to influence corporate matters for the foreseeable future. For example, HALE will be able to control elections of a majority of the board of directors, amendments of our Operating Agreement, increases to the number of units available for issuance under our equity incentive plans, or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Common Units and Class B Units.

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
• Our Class A Members also have preemptive rights to acquire a pro-rata portion of future issuances of units, which may discourage, deter, or prevent future changes in control of our company.

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

    Lincolnway Energy also owns approximately 147 acres of real estate which is adjacent to the 64 acre parcel noted above.  Approximately 54 acres of this real estate was used to construct additional railroad spur tracks. The remaining 93 acres are available for future development, but Lincolnway Energy does not, currently, have any definite plans for the use of that real estate in Lincolnway Energy's ethanol operations, and most of the real estate will likely be rented for farming during fiscal year 2022.

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

In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct. This ruling is in addition to the prior favorable court decisions on non-infringement. CleanTech and its attorneys filed a Notice of Appeal appealing the rulings of the September 2016 summary judgment decision. On March 2, 2020, the rulings were affirmed on appeal by the Court of Appeals for the Federal Circuit and a petition for a rehearing of the appeal en banc was subsequently denied. The official deadline to seek further appeal of the rulings has expired; however, on November 27, 2020, in alleged reliance on an extension of the filing window for writs of certiorari to the Supreme Court of the United States ("SCOTUS") granted in light of the COVID-19 pandemic, CleanTech filed a writ of certiorari seeking review of the rulings by SCOTUS which was recently denied by the Court. A motion for an award of attorney fees against the plaintiffs is currently pending and defendants in the case may receive some reimbursement from the plaintiffs for their legal fees in defending this matter. Lincolnway Energy does not expect any potential award of attorneys’ fees in the matter to be material, if received at all.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Lincolnway Energy Units

Lincolnway Energy is authorized to issue an unlimited number of units. As of December 22, 2021, Lincolnway Energy had 105,122 outstanding units with (i) 42,049 Common Units issued and outstanding held by 921 persons, (ii) 56,086 Class A Units held by HALE, LLC and (iii) 6,987 Class B Units held by 61 persons.

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

The payment of distributions is also subject to Lincolnway Energy's compliance with various covenants and requirements of Lincolnway Energy's credit and loan agreements, and it is possible that those covenants and requirements will at times prevent Lincolnway Energy from paying a distribution to its members if Lincolnway Energy fails to meet certain financial metrics or is in default under the provisions of the credit and loan agreements

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities between July 1, 2021 and September 30, 2021.

Performance Graph

The following graph shows a comparison of cumulative total member return since September 30, 2016, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ and the Industry Index on September 30, 2016. Data points on the graph are annual, and the Company’s return is based on change in book value. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

Item 6.    [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Fiscal Years Ended September 30, 2021 and 2020

Statements of Operations Data:	2021		2020
	Amount	%	Amount	%
Revenues	$171,986,079	100.0%	$105,156,552	100.0%
Cost of goods sold	162,605,266	94.5%	101,072,011	96.1%
Gross profit	9,380,813	5.5%	4,084,541	3.9%
General and administrative expense	2,899,154	1.7%	3,333,321	3.2%
Operating income	6,481,659	3.8%	751,220	0.7%
Interest expense	(782,113)	(0.5)%	(1,125,048)	(1.1)%
Interest income	2,595	—%	13,290	—%
Other income	947,080	0.6%	680,514	0.6%
Net income	6,649,221	3.9%	319,976	0.2%

Net income was approximately $6.6 million in Fiscal 2021, which was $6.3 million increase as compared to net income in Fiscal 2020. The increase in net income for Fiscal 2021 can be attributed in part to a 7% increase in ethanol production along with a 64% increase in total ethanol revenue. Additionally total cost of production increased 61% because of a 93% increase in corn cost over Fiscal 2020. Distillers grains revenue increased approximately $12.7 million as a result of an increase as a result of an increase in in ethanol production which creates additional distillers grain production.

Revenues from operations for the fiscal year ended September 30, 2021 were approximately $172 million, consisting of an estimated $131.4 million of ethanol sales (net of hedging activity), or 76% of revenues, $31.9 million in distillers grains sales, or 19% of revenues, and $9.3 million of corn oil, syrup, CO2 and other sales, or 5% of revenues. Revenues increased in Fiscal 2021 by approximately 64%, when compared to Fiscal 2020. The increase in revenues for Fiscal 2021 resulted from an increase in ethanol and distiller grains production along with an increase in ethanol and distillers prices received from our marketers.

For Fiscal 2021, the average price we received for our ethanol was approximately 51% higher compared to Fiscal 2020. Management attributes this increase in the average price we received for our ethanol with increased ethanol demand and relatively lower ethanol stocks during Fiscal 2021 compared to Fiscal 2020. In addition, higher energy prices generally, including higher gasoline prices, have positively impacted ethanol prices and demand during Fiscal 2021 compared to Fiscal 2020. Management anticipates that ethanol prices will remain higher during our 2022 fiscal year unless ethanol production outpaces ethanol demand. While the ethanol industry continues to build ethanol stocks, current demand kept pace with the building stocks which has resulted in higher ethanol prices.

In addition to the increase in ethanol revenue, distillers grains revenue increased by $12.7 million during Fiscal 2021 as compared to Fiscal 2020. The average price per ton increased 46% for Fiscal 2021 as compared to Fiscal 2020. The increase in revenues was due in part to a strategic focus on improvements in the volume and quality of the distillers grains product sold. Also, the price of distillers grains increased as a result of higher corn prices too. This effort resulted in a 14% increase in distiller grains tons produced in Fiscal 2021 as compared to Fiscal 2020.

Corn oil revenue increased 86% in Fiscal 2021 or $3.96 million dollars when compared to Fiscal 2020. The increase is due to a 89% increase in the sales price per pound while the production decreased 357 thousand pounds or 2% in Fiscal 2021 compared to Fiscal 2020.

Lincolnway Energy's cost of goods sold for Fiscal 2021 totaled approximately $163 million, which was a increase of 61% when compared to Fiscal 2020. The increase in cost of goods sold for Fiscal 2021 is primarily due to general increase in cost of overall production as discussed in the upcoming paragraph. Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distillers grain freight expense and marketing fees.

The average cost of corn increased by $54.8 million for Fiscal 2021 as compared to Fiscal 2020. Corn hedging activity for Fiscal 2021 included a combined unrealized and realized net loss of approximately $2.3 million from derivative instruments compared to a gain $709 thousand combined unrealized and realized net loss for Fiscal 2020. Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 82% of cost of goods sold for Fiscal 2021, compared to 75% of costs of goods sold for Fiscal 2020.

Energy costs for Fiscal 2021 totaled approximately $10 million, or 6% of cost of goods sold, compared to $8.2 million or 8.2% of cost of goods sold for Fiscal 2020. Energy costs consist of natural gas and electricity costs. For Fiscal 2021, Lincolnway Energy purchased approximately 1,850,000 MMBTUs of natural gas at an average price of $3.59. In comparison, in Fiscal 2020 the Company used approximately 1,769,000 MMBTUs of natural gas at an average price of 2.73. Electricity costs amounted to approximately $3.4 million in Fiscal 2021 as compared to $3.5 million in Fiscal 2020.

Ingredient costs for Fiscal 2021 and Fiscal 2020 totaled approximately $6.2 million, or 3.8% of cost of goods sold, and $5.4 million, or 5.3% of cost of goods sold, respectively. Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $5.9 million, or 3.6% of cost of goods sold, for Fiscal 2021 compared to $4.3 million, or 4.3% of cost of goods sold, for Fiscal 2020. The increase is due to increased ethanol production, increasing wages and implementing a maintenance program.

Deprecation totaled approximately $4.0 million, or 2.5% of cost of goods sold, for Fiscal 2021 compared to $4.1 million, or 4.0% of cost of goods sold, for Fiscal 2020. The depreciation expense is unchanged as a result of minimal capital improvement took place in fiscal 2021.

Ethanol, distillers grain and corn oil freight expense and marketing fees totaled approximately $3.9 million, or 2.3% of cost goods sold, for Fiscal 2021 compared to $3.2 million, or 3.2% of cost of goods sold, during Fiscal 2020. The increase is due to incurring ethanol and distiller grains new railcar leases and expenses related to handle the increased production of ethanol and distiller grains production.

General and administrative expenses totaled approximately $2.9 million during Fiscal 2021 compared to $3.3 million during Fiscal 2020. The decrease in general and administrative expenses is due to the implementation of cost control measures aimed at maintaining or reducing our general and administrative expenses.

Other income increased approximately $599,000 for Fiscal 2021 as compared to Fiscal 2020. The increase is due primary to the net effect of less interest expense as we used cash to repay our debt instruments along with more other income related to the forgiveness of the Federal COVID PPP Loan forgiveness for Fiscal 2021 compared to Fiscal 2020.

Comparison of Fiscal Years Ended September 30, 2020 and 2019

Statements of Operations Data:	2020		2019
	Amount	%	Amount	%
Revenues	$105,156,552	100.0%	$97,386,340	100.0%
Cost of goods sold	101,072,011	96.1%	105,075,962	107.9%
Gross profit (loss)	4,084,541	3.9%	(7,689,622)	(7.9)%
General and administrative expense	3,333,321	3.2%	3,484,570	3.6%
Bad Debt Expense	—	—%	4,385,009	4.5%
Operating income (loss)	751,220	0.7%	(15,559,201)	(16.0)%
Interest expense	(1,125,048)	(1.1)%	(800,867)	(0.8)%
Interest income	13,290	—%	10,579	—%
Other income	680,514	0.6%	3,100,683	3.2%
Net income (loss)	$319,976	0.2%	$(13,248,806)	(13.6)%

Net income was approximately $320 thousand in Fiscal 2020, which was a $13.6 million increase as compared to net income in Fiscal 2019. The increase in net income for Fiscal 2020 can be attributed in part to a 7% increase in ethanol production and a decrease in the total cost of production of $0.18 a production gallon. Additionally, ethanol revenue increased $4.9 million as a result of the increase in the gallons produced which was partially offset by a $1.4 million increase in the cash corn expense. The cost of production decreased by $4 million due to changes in operating procedures and a strategic focus on producing ethanol gallons more efficiently. Additionally, distillers grains revenue increased $3.9 million as a result of a 14% increase in production, or production of an additional 14,875 tons of distillers grains.

Revenues from operations for Fiscal 2020 were approximately $105.2 million, consisting of $80.0 million of ethanol sales (net of hedging activity), or 76% of revenues, $19.2 million in distillers grains sales, or 18.3% of revenues, and $5.8 million of corn oil, syrup, CO2 and other sales, or 5.5% of revenues. Revenues increased in Fiscal 2020 by approximately 8.0%, when compared to Fiscal 2019. The increase in revenues for Fiscal 2020 resulted from an increase in ethanol and distiller grains production. Ethanol average price per gallon decreased 1% from Fiscal 2019.

In addition to the increase in ethanol revenue, distillers grains revenue increased by $3.9 million during Fiscal 2020 as compared to Fiscal 2019. The average price per ton increased 5% for Fiscal 2020 as compared to Fiscal 2019. The increase in revenues was due in part to a strategic focus on improvements in the volume and quality of the distillers grains product sold. This effort resulted in a 24% increase in distiller grains tons produced for Fiscal 2020 as compared to Fiscal 2019.

Corn oil revenue decreased 19% in Fiscal 2020 or $871 thousand dollars when compared to Fiscal 2019. The decrease is due to a 13.5% decrease in production as a result of the strategic focus on improving distiller grains production and improved ethanol production.

Lincolnway Energy's cost of goods sold for Fiscal 2020 totaled approximately $101 million, which was a decrease of 3.9% when compared to Fiscal 2019. The decrease in cost of goods sold Fiscal 2020 is primarily due to an overall focus on production efficiencies and improvements to operations. Cost of goods sold major components consists of corn costs, energy costs, ingredient costs, production labor, repairs and maintenance, process equipment depreciation, and ethanol and distillers grain freight expense and marketing fees.

The average cost of corn increased by $1.4 million for Fiscal 2020 as compared to Fiscal 2019. Corn hedging activity for Fiscal 2020 included a combined unrealized and realized net gain of $55 thousand from derivative instruments compared to a $.672 million combined unrealized and realized net gain for Fiscal 2019. Corn costs, including the combined unrealized and realized net gain from derivative instruments, represented 75% of cost of goods sold for Fiscal 2020 as compared to 70.5% of costs of goods sold for Fiscal 2019.

Energy costs for Fiscal 2020 totaled approximately $8.2 million, or 8.2% of cost of goods sold, compared to $9.3 million or 8.87% of cost of goods sold for Fiscal 2019. Energy costs consist of natural gas and electricity costs. For Fiscal 2020, Lincolnway Energy purchased 1,768,901 MMBTUs of natural gas at an average price of $2.73. In comparison, in Fiscal 2019 the Company used 1,764,330 MMBTUs of natural gas at an average price of $3.29. Electricity costs amounted to approximately $3.5 million in Fiscal 2020 which is unchanged compared to $3.5 million in Fiscal 2019.

Ingredient costs for the Fiscal 2020 and Fiscal 2019 totaled approximately $5.4 million, or 5.3% of cost of goods sold, and $6.7 million, or 6.4% of cost of goods sold, respectively. Ingredient costs consist of denaturant, enzymes, fermentation and process chemicals.

Production labor, repairs and maintenance and other plant costs totaled approximately $4.3 million, or 4.3% of cost of goods sold, for Fiscal 2020 compared to $7.5 million, or 7.1% of cost of goods sold, for Fiscal 2019. The decrease is due to lower maintenance and repair costs on the plant. The Company has also increased its focus on preventative maintenance to reduce downtime and maintain higher production rates.

Deprecation totaled approximately $4.1 million, or 4.0% of cost of goods sold, for Fiscal 2020 compared to $4.6 million, or 4.5% of cost of goods sold, for Fiscal 2019. The increase in depreciation resulted from the addition of several capitalized assets to the plant.

Ethanol, distillers grain and corn oil freight expense and marketing fees totaled approximately $3.2 million, or 3.2% of cost goods sold, for Fiscal 2020. This compared to $2.7 million, or 2.7% of cost of goods sold, during Fiscal 2019. The increase is due to incurring ethanol and distiller grains railcar leases to handle the increased production of ethanol and distiller grains production.

General and administrative expenses totaled approximately $3.3 million during Fiscal 2020 compared to $3.3 million during Fiscal 2019. The unchanged expenses is due to the implementation of cost control measures aimed at maintaining or reducing our general and administrative expenses.

Other income decreased $2.7 million in Fiscal 2020 from Fiscal 2019. The decrease is due to the early termination of the load out service agreement which resulted in income of approximately $3.4 million in Fiscal 2019.

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

Derivative Instruments

Lincolnway Energy periodically enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.   Lincolnway Energy does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the September 30, 2021 and 2020 balance sheets at fair value.  Although Lincolnway Energy believes Lincolnway Energy's derivative positions are economic hedges, none has been designated as a hedge for accounting purposes.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments is recorded in the statement of operations as a component of cost of goods sold in the case of corn and natural gas contracts and as a component of revenue in the case of ethanol sales.

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

    For the years ended September 30, 2021, and 2020, Lincolnway Energy had a lower of cost or net realizable value inventory adjustment of $0, and $0, respectively.

Liquidity and Capital Resources

On September 30, 2021 Lincolnway Energy had approximately $12.2 million in cash and cash equivalents and approximately $7.5 million available under committed loan agreements.  Lincolnway Energy’s business is highly impacted by commodity prices, including prices for corn, ethanol and distiller's grains.  There are times that Lincolnway Energy may operate at negative operating margins.

The following table shows cash flows for the fiscal years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
Net cash provided by operating activities	$9,429,818	$2,794,270
Net cash (used in) investing activities	(2,756,434)	(259,456)
Net cash provided by (used in) financing activities	(1,700,000)	4,405,700

For Fiscal 2021, cash provided by operating activities was $9.4 million, compared to cash provided by operating activities of $2.8 million for Fiscal 2020. The increase is due primarily to the Company's increase in net income due to improved operating efficiencies and the management of working capital components.

Cash flows from investing activities reflect the impact of property and equipment acquired for the ethanol plant.  Net cash used in investing activities was $2.8 million for Fiscal 2021, compared to approximately $260,000 in Fiscal 2020.   The change was mainly due to increased purchases of capital assets during Fiscal 2021.

Financing activities used cash in Fiscal 2021 as compared to providing cash during Fiscal 2020. In Fiscal 2021, we made payments on our long-term debt and did not receive any proceeds from our debt instruments. In Fiscal 2020, we received equity payments from investors which provided cash along with the net effect of payments and proceeds received from out debt instruments which provided cash. If Lincolnway Energy should get in a negative cash position, Lincolnway Energy will have access to the $7.5 million available on its revolving line of credit loan agreement. Based on the financial projections prepared by management, we anticipate we will have sufficient cash and borrowing capacity to continue our operations for the next 12 months and beyond. Working capital as of September 30, 2021 was approximately $16.3 million. Management currently projects that working capital will be sufficient based on current cash balances and credit facilities available for Fiscal 2022 and beyond provide operating margins remain favorable in the ethanol industry.

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

Loans and Agreements

Credit Agreement

Lincolnway Energy is a party to a Credit Agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, the “Lender”) dated July 3, 2017 as amended (the “Credit Agreement”). CoBank, ACB (“CoBank”) has a participation interest in the underlying loans issued under the Credit Agreement and serves as administrative agent for the Credit Agreement. The Credit Agreement amended, restated and superseded the Master Loan Agreement between the Company and the Lender dated August 21, 2012, as amended (the “Prior Agreement”). The terms of the Credit Agreement apply to all supplements and promissory notes entered into between the parties pursuant to the Prior Agreement and to any new supplements and promissory notes that may be issued under the Credit Agreement in the future.

The Credit Agreement contains certain representations and warranties, affirmative covenants, negative covenants and conditions that are customarily required for similar financings, including in connection with the disbursement of the loan. Under the Credit Agreement as amended effective July 29, 2021 the Company is subject to the following working capital, net worth and debt service coverage ratio financial covenants:

•Working Capital. The Company must have an excess of current assets over current liabilities of not less than $8,000,000 (“Working Capital Amount”); except that in determining (a) current assets, any amount available under any revolving term promissory note with Lender under the Credit Agreement may be included, and (b) current liabilities, any amount of revolving promissory note with Lender under the Credit Agreement considered a non-current liability and any amount of previous operating lease(s) now reflected as a current liability may be excluded (all as determined in accordance with the Accounting Standards (as defined in the Credit Agreement).

•Net Worth. The Company must have an excess of total assets over total liabilities of not less than $24,000,000 (all as determined in accordance with the Accounting Standards) (the “Net Worth Amount”).

•Debt Service Coverage Ratio. The Company must have a Debt Service Coverage Ratio of less than 1.50 to 1.00. Under the Credit Agreement, the definition of Debt Service Coverage Ratio means: (a) net income (after taxes), plus depreciation and amortization, minus non-cash income from patronage/investments, minus extraordinary gains (plus losses), minus gains (plus losses) on asset sale; divided by (b) $5,000,000 (all as determined in accordance with the Accounting Standards).

As of September 30, 2021, the Company was in compliance with each of these financial covenants.

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

On June 29, 2021, the Company entered into a revolving credit line (the “Revolving Credit Note”). The term of the Revolving Credit Note expires on July 1, 2022. The Revolving Credit Note provides that the aggregate principal amount that the Lender may loan to the Company under the Revolving Credit Note shall not exceed $7,500,000. Interest accrues on the Restated Revolving Credit Note at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%.

The loans we have are secured by first priority liens covering all of the Company’s assets and properties, including the Company's inventory, receivables, plant, real estate and commodity trading accounts.

Paycheck Protection Program Loan

On April 14, 2020, the Company received a loan in the amount of $505,700 under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19 and administered by the U.S. Small Business Administration. Our PPP Loan was eligible for forgiveness based upon our payroll cost and certain other expenses over an eight week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 could be utilized from these funds and eligible for payment forgiveness by the federal government. At least 75% of the proceeds must be used for payroll costs, and no more than 25% on non-payroll expenses. On May 5, 2021, we received notice that the PPP Loan was fully forgiven.

Railcar Leases

Lincolnway Energy leases 100 hopper rail cars which are used for transporting distillers grains. Lincolnway Energy's leases for the hopper rail cars begin expiring in October 2021 and expiration dates continue through June 2026. Lincolnway Energy also leases 220 tank rail cars that are used for transporting ethanol. The scheduled terms of the leases vary with the leases expiring between October 2021 and June 2026.

Contractual Obligations Table

In addition to long-term debt obligations, Lincolnway Energy has certain other contractual cash obligations and commitments.  The following table provides information regarding Lincolnway Energy's contractual obligations and commitments as of September 30, 2021:

			Payment Due By Period
		Less than	One to	Three to	More than
Contractual Obligations	Total	One Year	Two Years	Five Years	Five Years
Long Term Debt	$20,000,000	$5,000,000	$5,000,000	$5,000,000	5,000,000
Interest on Long Term Debt	585,000	—	195,000	195,000	195,000
Operating Lease Obligations	7,132,925	2,195,700	1,952,700	1,655,475	1,329,050
Total	$27,717,925	$7,195,700	$7,147,700	$6,850,475	$6,524,050

The long-term debt obligations in the table above include both estimated principal and interest payments applicable to the borrowings against the Term Loan. The operating lease obligations in the table above include our railcars and small office equipment lease obligations as of September 30, 2021. Purchase obligations consist of forward contracted corn contracts and natural gas purchases and monthly demand charge.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in the ethanol industry and Lincolnway Energy's operation, Lincolnway Energy is exposed to various market risks.  The primary market risks arise as a result of possible changes in interest rates and certain commodity prices.

Interest Rate Risk

Lincolnway Energy has outstanding loan agreements that expose Lincolnway Energy to market risk related to changes in the interest rate imposed under those loan agreements. Lincolnway Energy has a loan agreement and an irrevocable letter of credit, with the following entities, and with the principal balance and interest rates indicated as of September 30, 2021:

Lender	Principal Balance	Interest Rate	Interest Rate Type
Farm Credit - revolving term loan	$—	—%	Variable
Farm Credit - revolving letter of credit	1,307,525	—%	Variable
	$1,307,525

Lincolnway Energy has an irrevocable, revolving letter of credit of $1,307,525 issued. The interest rate on the Farm Credit revolving term loan and revolving letter of credit is a variable interest rate based on the one-month LIBOR index plus 0% adjusted weekly. For more information on the payments see Item 7 - Loans and Agreements. Lincolnway Energy does not anticipate any material increase in interest rates during 2022.

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

Falling ethanol prices indicate weak market conditions and will usually negatively impact profit margins. Lincolnway Energy will typically be unable to pass through the impact of decreased ethanol revenues to its corn suppliers. Lincolnway Energy is subject to various material risks related to the demand for and price of ethanol, many of which are beyond the control of the Company. For example, the demand for and price of ethanol is subject to significant fluctuations due to various unpredictable factors which are beyond the control of Lincolnway Energy's management, including driving habits, consumer vehicle buying decisions, petroleum price movement, plant capacity utilization, and government policies with respect to biofuel use, railroad transportation requirements, national and international trade and supply and demand. If Lincolnway Energy's ethanol revenue were to decrease $0.05 per gallon from one year to the next, the impact on gross revenues would be approximately $3.5 million for the year.

During Fiscal 2021, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.80 per bushel in October 2020 to a high of $7.73 per bushel in May 2021. During Fiscal 2020, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $3.03 per bushel in April 2020 to a high of $3.98 per bushel in October 2020.

During Fiscal 2021, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.27 per gallon in December 2020 to a high of $2.68 per gallon in May 2021. During the Fiscal 2020, ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $0.82 per gallon in April 2020 to a high of $1.52 per gallon in November 2019.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net loss on corn derivative financial instruments that was included in our cost of goods sold for Fiscal 2021 was $2.9 million as opposed to a net gain of $1.6 million for Fiscal 2020. Our corn position gain and loss that was included in its earnings for Fiscal 2021 was a loss of approximately $2.3 million as compared to Fiscal 2020 with a gain of approximately $719,000. Lincolnway Energy's ethanol position gain and loss that was included in its earnings for Fiscal 2021 was a loss of approximately $621,000 compared to a gain of approximately $9,000 for Fiscal 2020.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for Fiscal 2021 represented approximately 8.2% of our total cost of goods sold for that period.

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

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Lincolnway Energy, LLC (the Company) as of September 30, 2021 and 2020, the related statements of operations, members’ equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company’s auditor since 2005.

Des Moines, Iowa
December 22, 2021

Lincolnway Energy, LLC

Balance Sheets
September 30, 2021 and 2020

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,174,756	$7,201,372
Derivative financial instruments (Notes 8 and 9)	1,457,349	300,476
Trade and other accounts receivable (Note 7)	6,560,607	4,602,150
Inventories (Note 3)	8,863,559	7,245,700
Prepaid expenses and other	376,250	304,244
Total current assets	29,432,521	19,653,942

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	87,332,590	86,274,048
Construction in progress	8,405,166	6,796,507
Office furniture and equipment	380,585	441,332
	110,833,666	108,227,212
Accumulated depreciation	(74,862,270)	(70,352,374)
	35,971,396	37,874,838

OTHER ASSETS
Right of use asset operating lease, net of accumulated amortization (Note 7)	6,392,611	7,179,272
Other assets, net	1,062,808	1,102,850
	7,455,419	8,282,122
	$72,859,336	$65,810,902

See Notes to Financial Statements.

Lincolnway Energy, LLC

Balance Sheets (Continued)
September 30, 2021 and 2020

	2021	2020
LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,726,825	$1,858,459
Accounts payable, related party (Note 6)	1,470,139	439,424
Accrued expenses	748,005	713,462
Current maturities of long-term debt (Note 5)	$5,000,000	505,700
Current portion of operating lease liability (Note 7)	2,181,951	2,164,720
Total current liabilities	13,126,920	5,681,765

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 5)	15,000,000	21,700,000
Operating lease liability (Note 7)	4,210,660	5,014,552
Other	1,302,167	844,217
Total noncurrent liabilities	20,512,827	27,558,769

COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)	—	—

MEMBERS’ EQUITY (Note 2)
Member contributions, 105,122 units issued and outstanding as of September 30, 2021 and 2020	46,490,105	46,490,105
Accumulated deficit	(7,270,516)	(13,919,737)
	39,219,589	32,570,368
	$72,859,336	$65,810,902

Lincolnway Energy, LLC

Statements of Operations
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Revenues (Notes 1 and 7)	$171,986,079	$105,156,552	$97,386,340

Cost of goods sold (Notes 6 and 7)	162,605,266	101,072,011	105,075,962

Gross profit (loss)	9,380,813	4,084,541	(7,689,622)

General and administrative expenses	2,899,154	3,333,321	3,484,570
Bad debt expense	—	—	4,385,009
Operating income (loss)	6,481,659	751,220	(15,559,201)

Other income (expense):
Interest income	2,595	13,290	10,579
Interest expense	(782,113)	(1,125,048)	(800,867)
Other income	947,080	680,514	3,100,683
Total other income (expense)	167,562	(431,244)	2,310,395

Net income (loss)	$6,649,221	$319,976	$(13,248,806)

Weighted average units outstanding	105,122	70,082	42,049

Net income (loss) per unit - basic and diluted	$63.25	$4.57	$(315.08)

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Members' Equity
Years Ended September 30, 2021, 2020 and 2019

	Member Contributions	Accumlated Deficit	Total
Balance, September 30, 2018	$38,990,105	$(990,907)	$37,999,198
Net loss	—	(13,248,806)	(13,248,806)
Balance, September 30, 2019	38,990,105	(14,239,713)	24,750,392
Net income	—	319,976	319,976
Issuance of 63,073 membership units	7,500,000	—	7,500,000
Balance, September 30, 2020	46,490,105	(13,919,737)	32,570,368
Net income	—	6,649,221	6,649,221
Balance, September 30, 2021	$46,490,105	$(7,270,516)	$39,219,589

See Notes to Financial Statements.

Lincolnway Energy, LLC

Statements of Cash Flows
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,649,221	$319,976	$(13,248,806)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,650,491	4,776,308	5,320,846
Loss on sale or disposal of property and equipment	9,385	—	232,981
Bad dept expense	—	—	4,385,009
Gain on extinguishment of debt	(505,700)	—	—
Accrued loss on firm purchase commitments	—	(67,591)	(298,577)
Changes in working capital components:
Trade and other accounts receivable	(1,958,457)	(1,342,382)	(473,270)
Inventories	(1,617,859)	(804,984)	(1,884,013)
Prepaid expenses and other	425,986	(40,410)	64,812
Accounts payable	1,868,366	51,528	(558,535)
Accounts payable, related party	1,030,715	64,030	(281,739)
Accrued expenses	34,543	(50,423)	(195,782)
Deferred revenue	—	—	(296,296)
Derivative financial instruments	(1,156,873)	(111,782)	366,433
Net cash provided by (used in) operating activities	9,429,818	2,794,270	(6,866,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,756,434)	(270,023)	(3,667,661)
Proceeds from sale of property and equipment	—	10,567	27,000
Net cash (used in) investing activities	(2,756,434)	(259,456)	(3,640,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of membership units	—	7,500,000	—
Net proceeds from (payments to) revolving credit loan	—	(300,000)	300,000
Proceeds from short-term borrowings	—	505,700	—
Payments on short-term borrowings	—	(25,000,000)	—
Proceeds from long-term borrowings	—	27,000,000	68,250,000
Payments on long-term borrowings	(1,700,000)	(5,300,000)	(58,450,000)
Net cash provided by (used in) financing activities	(1,700,000)	4,405,700	10,100,000

Net increase (decrease) in cash and cash equivalents	4,973,384	6,940,514	(407,598)

CASH AND CASH EQUIVALENTS
Beginning	7,201,372	260,858	668,456
Ending	$12,174,756	$7,201,372	$260,858
(Continued)

Lincolnway Energy, LLC

Statements of Cash Flows (Continued)
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, including capitalized interest of $0, $0 and $304,947	$794,029	$1,169,512	$1,190,553

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts payable	$—	$—	$60,973
Establishment of lease liability and right of use asset	—	6,691,675	—

See Notes to Financial Statements.

Lincolnway Energy, LLC

Notes to Financial Statements

Note 1.    Nature of Business and Significant Accounting Policies

Principal business activity:  Lincolnway Energy, LLC (the "Company"), located in Nevada, Iowa, was formed in May 2004 to pool investors to build a 50 million gallon annual production dry mill corn-based ethanol plant.  The Company began sales on May 30, 2006 and became operational during the quarter ended June 30, 2006. The Company is directly influenced by commodity markets and the agricultural and energy industries and, accordingly, its results of operations and financial condition may be significantly affected by cyclical market trends and the regulatory, political and economic conditions in these industries.

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

Trade accounts receivable:  Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There is no allowance for doubtful accounts as of September 30, 2021 and September 30, 2020.

Note receivable: On March 28, 2019, the Company recorded a note receivable totaling $4,080,000 for a component of the construction in progress (the dryer) that failed to meet required specifications. The vendor issued a promissory note to the Company, which is personally guaranteed by principals of the vendor. The full amount of the note receivable plus interest is currently due and payable. During the year ended September 30, 2019, management determined based on communication from the vendor and lack of payment that the note receivable, including interest of $60,809, should be fully reserved at June 30, 2019. Bad debt expense of $0, $0 and $4,385,009, was recorded during the years ended September 30, 2021, 2020, and 2019, respectively.

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

Inventories:  Inventories are generally valued at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. For the fiscal years ended September 30, 2021 and September 30, 2020 the Company did not recognize a reserve nor resulting loss for a lower of net realizable value or cost inventory adjustment.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates with 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment.  The Company did not recognize a reserve nor had a resulting accrued loss on purchase commitments as of September 30, 2021 and 2020.

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

Revenue by product is as follows:

(In thousands)	2021	2020	2019
Ethanol	$130,774	$80,106	$75,224
Distillers Grain	31,924	19,196	15,329
Corn Oil	8,579	4,616	5,487
Other	709	1,238	1,346

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

Note 2.    Members' Equity

As of September 30, 2021, and 2020 there were 105,122 outstanding member units, respectively as indicated in the following table.

	2021	2020
Class A Units	56,086	56,086
Class B Units	6,987	6,987
Common Units	42,049	42,049
Total	105,122	105,122

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

On November 3, 2021, the Company announced it intends to propose a reclassification of the Company's units in order to terminate the Company's Securities and Exchange Commission reporting obligations. The Company's board of directors intends to reclassify the Company's units into five distinct classes, including two newly-created classes of units, Class C Units and Class D Units.

Note 3.    Inventories

Inventories consist of the following as of September 30:

	2021	2020
Raw materials, including corn, chemicals, parts and supplies	$5,487,085	$5,292,339
Work in process	1,476,019	653,680
Ethanol and distillers grain	1,900,455	1,299,681
Total	$8,863,559	$7,245,700

Note 4.    Revolving Credit Loan

The Company has a revolving credit line amended June 29, 2021 which provides for loans not to exceed $7,500,000 at any time. The revolving credit loan accrues interest at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. Under the terms of the revolving credit line, the Company also has to pay a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

There was no outstanding balance on the revolving credit loan on September 30, 2021 or 2020. The revolving credit line matures on July 1, 2022.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $25,000,000. The Company's borrowing capacity under the revolving term loan will begin a step-down reduction of $5,000,000 each year starting October 20, 2021 until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.50% (3.59% as of September 30, 2021). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. At September 30, 2021 and September 30, 2020 the outstanding balance on the revolving term loan was $20,000,000 and $20,700,000.

The Company and the bank, respectively amended the revolving term loan to defer the initial step-down reduction of available borrowing capacity so that the new maximum commitment amount reduction schedule is as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

In connection with the revolving term loan, the Company entered into an Amended and Restated Letter of Credit Promissory Note. The maximum amount of the letter of credit commitment is $1,307,525. As of September 30, 2021 and 2020, the outstanding amount available to the Company under the Restated Letter of Credit Note was $1,051,525 and $1,307,525 respectively.

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

On April 13, 2020, the Company received a loan in the amount of $505,700 under the Paycheck Protection Program (the “PPP Loan”) legislation administered by the U.S. Small Business Administration (SBA). The PPP Loan was entitled to forgiveness based upon various factors, including, without limitation, our payroll cost and certain other approved expenses over an eight to twenty-four week period starting upon our receipt of the funds. On May 5, 2021 the Company received notice that the PPP Loan was forgiven in whole and the entire amount of the PPP Loan was extinguished and recognized as other income on the statement of operations.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members as of or during the year ending September 30:

		2021	2020	2019
Member A	Corn purchased for fiscal year	$43,610,670	$9,906,905	$8,626,906
	Corn forward purchase commitment	$152,783	$140,348	$—
	Basis corn commitment - bushels	200,000	800,000	80,000
	Miscellaneous purchases	$5,894	$—	$1,617
	Amount due at fiscal year end	$54,909	$198,557	$2,707

Member B	Corn purchased for fiscal year	$34,556,547	$21,712,272	$12,527,197
	Corn forward purchase commitment	$229,489	$115,714	$376,000
	Amount due at fiscal year end	$130,202	$162,225	$52,486

Member C	Corn purchased for fiscal year	$1,964,031	$5,412,716	$14,400,120
	Corn forward purchase commitment	$—	$69,200	$22,080
	Amount due at fiscal year end	$—	$—	$37,652

Other Members	Corn purchased for fiscal year	$9,308,296	$17,419,742	$9,070,359
	Corn forward purchase commitment	$1,175,242	$122,748	$1,822,111
	Amount due at fiscal year end	$638,907	$67,635	$132,737

On January 15, 2020, the Company entered into a Management Services Agreement with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility. Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Management Agreement”) with HALE, LLC, an affiliate of Husker Ag (“HALE”), which replaced and superseded the original Management Services Agreement between the Company and Husker Ag. Pursuant to the terms of the Management Agreement, HALE now provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position. For the year ended September 30, 2021, 2020, and 2019 Lincolnway Energy incurred expenses of $492,472, $432,717, and $0 respectively, due to Husker Ag LLC for services and out-of-pocket travel expenses. At September 30, 2021 and 2020, $2,739 and $2,096 was included in accrued expenses on the balance sheet, respectively.

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

The Company entered into a management services agreement with Flag Leaf Financial Management, Inc. ("Flag Leaf") during July 2019. Pursuant to the agreement, the Company incurred expense of $124,529, $175,338, and $45,544, respectively for the years ending September 30, 2021, 2020, and 2019. At September 30, 2021 and 2020 there was $10,330 and $8,910 respectively, included as accrued expenses on the balance sheet. LKPK Holdings, LLC ("LKPK") purchased 165 Class B units during May 2020. LKPK is owned 100% by Flag Leaf.

Note 7.    Commitments and Major Customers

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Gross revenues with this customer were approximately $131,395,000, $80,097,000, and $75,203,000, for the years ended September 30, 2021, 2020, and 2019, respectively. Trade accounts receivable of approximately $5,371,000 and $3,255,000 was due from the customer as of September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company has ethanol sales commitments with the unrelated entity of 13.9 million unpriced gallons through December 2021.

The Company also has an agreement with an unrelated entity for marketing, selling and distributing the distillers grains. Revenues with this customer, including both distillers grains and corn oil, were $31,924,000, $19,196,000, and $15,329,000 for the years ended September 30, 2021, 2020 and 2019 , respectively. Trade accounts receivable of approximately $589,000 and $685,000 was due from the customer as of September 30, 2021 and 2020, respectively. The Company has distillers grain sales commitments with the unrelated entity of approximately 4,690 tons for a total sales commitment of approximately $860,000 less marketing fees through December 2021.

As of September 30, 2021, the Company had approximate purchase commitments for corn cash forward contracts with various unrelated parties, totaling $7,244,000, representing 1,392,000 bushels. These contracts mature at various dates through December 2022. The Company did not have any basis contract purchase commitments with unrelated parties as of September 30, 2021.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company committed to future monthly purchases totaling approximately $3.6 million over the 10 year term, commencing November 2014. On June 2, 2016, the Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement. The letter of credit will be reduced over time as the Company makes payments under the agreement. On June 29, 2021, in conjunction with the amended and restated letter of credit promissory note agreement, the Company amended the letter of credit and extended the maturity to May 2023. At September 30, 2021, the remaining commitment was approximately $1,000,000.

As of September 30, 2021, the Company had purchase commitments for natural gas forward contracts with an unrelated party for a total commitment of approximately $56,000. The Company had purchase commitments for natural gas basis contracts with an unrelated party totaling approximately 102,061 MMBtu's. These contracts mature at various dates through October 2021.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the years ended September 30, 2021, 2020, and 2019 was approximately $2,393,000, $2,158,000 and $2,102,000 respectively. The lease agreements have maturity dates ranging from October 2021 to June 2026.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at September 30, 2021 was approximately $6,393,000.

At September 30, 2021, the Company had the following future minimum rental commitments through September 30 of each year:

2022	$2,195,700
2023	1,952,700
2024	1,655,475
2025	963,350
2026	365,700
Total	$7,132,925

A reconciliation of undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of September 30, 2021 is shown below:

Undiscounted future payments	$7,132,925
Discount effect	740,314
Total	$6,392,611

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

Derivatives not designated as hedging instruments as of September 30 are as follows:

	2021	2020
Derivative assets - corn contracts	$524,500	$675
Derivative assets - ethanol contracts	104,160	33,107
Derivative liabilities - corn contracts	(68,900)	(243,825)
Derivative liabilities - ethanol contracts	(395,640)	(93,335)
Cash due from broker	1,293,229	603,854
Total	$1,457,349	$300,476

The effects on operating income from derivative activities for the years ending September 30, are as follows:

	2021	2020	2019
Gains (losses) in revenue due to derivatives related to ethanol sales:
Realized gain (loss)	$(389,316)	$69,624	$21,525
Unrealized (loss)	(231,252)	(60,228)	—
Total effect on revenues	(620,568)	9,396	21,525

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	(2,989,095)	1,587,758	1,014,033
Unrealized gain (loss)	698,750	(878,500)	(359,450)
Total effect on corn costs	(2,290,345)	709,258	654,583

Gains in cost of goods sold due to derivatives related to natural gas costs:
Realized gain	—	—	13,660
Unrealized gain	—	—	3,460
Total effect on natural gas costs	—	—	17,120
Total effect on cost of goods sold	$(2,290,345)	$709,258	$671,703
Total gain (loss) to operating income due to derivative activities	$(2,910,913)	$718,654	$693,228

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	2021
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$628,660	$628,660	$—	$—
Liabilities, derivative financial instruments	$(464,540)	$(464,540)	$—	$—

	2020
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$33,782	$33,782	$—	$—
Liabilities, derivative financial instruments	$(337,160)	$(337,160)	$—	$—

Note 10.    Employee Benefit Plan

The Company adopted a 401(k) plan covering substantially all employees.  The Company provides matching contributions of 50% for up to 6% of employee compensation.  Company contributions and plan expenses for the years ended September 30, 2021, 2020 and 2019 totaled $55,461, $40,395 and $54,670 respectively.

Note 11.    Quarterly Financial Data (Unaudited)

The following table presents summarized quarterly financial data for the years ended September 30, 2021 and 2020.

	12/31/2020	3/31/2021	6/30/2021	9/30/2021
Revenue	$29,338,746	$37,976,400	$52,581,551	$52,089,382
Gross profit (loss)	(179,370)	2,637,357	4,665,330	2,257,496
Operating income (loss)	(974,165)	1,994,739	3,977,999	1,483,086
Net income (loss)	(1,093,226)	1,960,778	4,295,821	1,485,848
Basic & diluted earnings (loss) per unit	(10.40)	18.65	40.87	14.13

	12/31/2019	3/31/2020	6/30/2020	9/30/2020
Revenue	$29,002,735	$24,376,894	$20,136,749	$31,640,174
Gross profit (loss)	1,109,377	(2,087,314)	1,320,605	3,741,873
Operating income (loss)	298,839	(3,041,935)	554,526	2,939,790
Net Income (loss)	(24,218)	(3,129,698)	303,248	3,170,644
Basic & diluted earnings (loss) per unit	(0.58)	(73.64)	3.30	30.16

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

Lincolnway Energy's management assessed the effectiveness of Lincolnway Energy's internal control over financial reporting as of September 30, 2021.  The framework used by management in making that assessment was the criteria set forth by the "Internal Control – Integrated Framework" (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, Lincolnway Energy's management has determined that as of September 30, 2021, Lincolnway Energy's internal control over financial reporting was effective for the purposes for which it is intended.

An attestation report from Lincolnway Energy's accounting firm on Lincolnway Energy's internal control over financial reporting is not included in this annual report because an attestation report is only required under the regulations of the Securities and Exchange Commission for accelerated filers or large accelerated filers.

    Changes in Internal Control over Financial Reporting

No change in Lincolnway Energy's internal control over financial  reporting occurred during the fourth quarter of the fiscal year ended September 30, 2021 that has materially affected,  or is  reasonably  likely to materially  affect,  Lincolnway Energy's internal  control over  financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

The information required by this Item is incorporated by reference from the definitive proxy statement for the Lincolnway Energy 2022 Annual Meeting of Members (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2021.

Item 10.    Directors, Executive Officers and Corporate Governance.

    The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

Item 11.    Executive Compensation.

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the 2022 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)    Financial Statements.

The financial statements are set forth in Item 8 of this annual report.

(a)(2)    Financial Statement Schedules.

Financial statement schedules have been omitted because they are not required or are not applicable, or the information is otherwise included in this annual report.

    (a)(3)    Exhibits.

			Incorporated by Reference
Exhibit		Filed Herewith		Period		Filing
Number	Exhibit Description		Form	Ending	Exhibit No.	Date
3.1	Restatement of the Certificate of Organization		10-K	9/30/2010	3.1	12/21/2010
3.2.1	Third Amended and Restated Operating Agreement and Unit Assignment Policy effective as of March 30, 2020		8-K		10.3	4/3/2020
3.2.2	Fourth Amended and Restated Operating Agreement and Unit Assignment Policy effective as of April 1, 2020		8-K		10.4	4/3/2020
4.1	Description of Limited Liability Company Units of Lincolnway Energy, LLC	Filed herewith
10.1	Distillers Grain Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC.		10-K	9/30/2007	10.7	12/21/2007

10.1.1	Amendment to Distillers Grains Marketing Agreement Between Lincolnway Energy, LLC and Hawkeye Gold, LLC	10-K	9/30/2012	10.7.1	12/21/2012
10.2	Industry Track Contract Between Lincolnway Energy, LLC and Union Pacific Railroad	10-Q	6/30/2006	10.13	8/14/2006
10.3	Master Loan Agreement and Amendment Among Farm Credit Services of America, FLCA; Farm Credit Services of America, PCA; and Lincolnway Energy, LLC.	10-K	9/30/2012	10.16	12/21/2012
*10.4	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	10-Q	12/30/2012	10.19	2/14/2013
*10.5	Coal Supply Agreement Between Lincolnway Energy, LLC and Williams Bulk Transfer, Inc.	10-Q	12/30/2012	10.2	2/14/2013
10.6	Main Extension and Gas Transportation Agreement Between Lincolnway Energy, LLC and Interstate Power and Light Company	10-Q	3/31/2013	10.21	5/15/2013
**10.7	Employment Agreement Between Lincolnway Energy, LLC and Eric Hakmiller	10-Q	3/31/2013	10.22	5/15/2013
10.8	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	3/31/2013	10.23	5/15/2013
*10.9	Distillers Grain Off-Take Agreement Between Lincolnway Energy, LLC and Gavilon Ingredients, LLC	10-K/A	9/30/2013	10.27	4/23/2014
10.10	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2014	10.28	8/13/2014
10.11	Amendment to the Master Loan Agreement Among Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and Lincolnway Energy, LLC	10-Q	6/30/2016	10.1	8/12/2016
10.12	Revolving Term Loan Supplement Between Farm Credit Services of America, FLCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.12	1/4/2017
10.13	Revolving Credit Supplement (Letter of Credit) Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.13	1/4/2017
10.14	Revolving Credit Supplement Between Farm Credit Services of America, PCA and Lincolnway Energy, LLC dated June 2, 2016	10-K/A	9/30/2016	10.14	1/4/2017
*10.15	Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC	8-K		10.1	12/9/2016
10.16	Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.	8-K		10.1	7/18/2017
*10.17	Amended and Restated Revolving Term Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/18/2017
*10.18	Amended and Restated Distillers Grain Off-Take Agreement between the Company and Gavilon Ingredients, LLC effective October 1, 2017	8-K		10.1	9/28/2017
10.19	Amended and Restated Letter of Credit Promissory Note dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/18/2017

10.20	Amendment dated February 23, 2018 to the Credit Agreement dated July 3, 2017 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.1	2/26/2018
10.21	Amended and Restated Revolving Term Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.2	2/26/2018
10.22	Amended and Restated Letter of Credit Promissory Note dated February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.3	2/26/2018
10.23	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.1	10/11/2018
*10.24	Amendment No. 1 Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC dated June 28, 2018	8-K	10.1	7/3/2018
10.25	Amendment No. 2 to Ethanol Marketing Agreement Between Lincolnway Energy, LLC and Eco-Energy, LLC effective October 1, 2020	8-K	10.1	10/15/2020
10.26	Amendment dated September 24, 2018 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.1	10/11/2018
10.27	Amended and Restated Revolving Term Promissory Note dated September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.2	10/11/2018
10.28	Amendment dated December 28, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018 and September 24, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.1	1/3/2019
10.29	Amended and Restated Revolving Term Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.2	1/3/2019
10.30	Amended and Restated Letter of Credit Promissory Note dated December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.3	1/3/2019
10.31	Amendment dated May 29, 2020 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018, and December 28, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K	10.1	6/4/2020
10.32	Amended and Restated Revolving Term Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, FLCA	8-K	10.2	6/4/2020

10.33	Amended and Restated Revolving Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.3	6/4/2020
10.34	Amended and Restated Letter of Credit Promissory Note dated May 29, 2020 between Lincolnway Energy, LLC and Farm Credit Services of America, PCA	8-K		10.4	6/4/2020
**10.35	Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg effective March 4, 2019	8-K		10.1	3/7/2019
**10.36	Separation Agreement between Lincolnway Energy, LLC between Eric Hakmiller effective March 28, 2019	8-K		10.1	3/26/2019
10.37	Amendment dated June 23, 2019 to the Credit Agreement dated July 3, 2017, as amended February 23, 2018, September 24, 2018 and December 28, 2018 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.1	7/12/2019
10.38	Revolving Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.2	7/12/2019
10.39	Amended and Restated Letter of Credit Promissory Note dated June 23, 2019 between the Company and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA	8-K		10.3	7/12/2019
**10.40	Professional Services Agreement between Lincolnway Energy, LLC and Flag Leaf Financial Management Inc. effective July 31, 2019	10-K	9/30/2019	10.35	12/30/2019
**10.41	Amendment dated December 13, 2019 to the Employment Agreement between Lincolnway Energy, LLC and Mike Hollenberg	8-K		10.1	12/16/2019
**10.42.1	Management Services Agreement between Lincolnway Energy, LLC and Husker Ag, LLC dated January 15, 2020	8-K		10.1	1/22/2020
**10.42.2	Amended and Restated Management Services Agreement between Lincolnway Energy, LLC and HALE, LLC effective as of April 1, 2020	8-K		10.2	4/3/2020
*10.43	Corn Procurement Agreement between Lincolnway Energy, LLC and Innovative Ag Services Co. effective January 24, 2020	8-K		10.2	1/22/2020
**10.44	Separation Agreement and General Release between Lincolnway Energy, LLC and Michael Hollenberg dated January 17, 2020	8-K		10.3	1/22/2020
10.45	Grain Procurement Agreement between Lincolnway Energy, LLC and Husker Trading, Inc. effective as of February 6, 2020	8-K		10.1	2/14/2020
10.46	Preferred Membership Unit Purchase Agreement between Lincolnway Energy, LLC and HALE, LLC dated March 31, 2020	8-K		10.1	4/3/2020
***10.47	Carbon Dioxide Purchase and Sale Agreement between Lincolnway Energy, LLC and EPCO Carbon Dioxide Products, Inc. dated April 16, 2010, as amended January 1, 2016, April 27, 2020, and July 29, 2020	10-K	9/30/2020	10.5	12/23/2020

***10.48	Distiller's Grain Off-Take Agreement between Lincolnway Energy, LLC and Gavilon Ingredients, LLC		8-K		10.1	12/9/2020
10.49	Amendment to Credit Agreement between Lincolnway Energy, LLC and Farm Credit services of America, FLCA and Farm Credit Services of America, PCA dated July 6, 2021		10-Q	6/30/2021	10.1	8/16/2021
10.50	Revolving Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA dated July 6, 2021		10-Q	6/30/2021	10.2	8/16/2021
10.51	Amended and Restated Letter of Credit Promissory Note between Lincolnway Energy, LLC and Farm Credit Services of America, PCA dated July 6, 2021		10-Q	6/30/2021	10.3	8/16/2021
14	Code of Ethics		10-K	9/30/2009	14.0	12/22/2009
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer	Filed Herewith
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	Filed Herewith
†32.1	Section 1350 Certification of President and Chief Executive Officer	Filed Herewith
†32.2	Section 1350 Certification of Chief Financial Officer	Filed Herewith
101.INS	Inline XBRL Instance Document	Filed Herewith
101.SCH	Inline XBRL Schema Document	Filed Herewith
101.CAL	Inline XBRL Calculation Document	Filed Herewith
101.LAB	Inline XBRL Labels Linkbase Document	Filed Herewith
101.PRE	Inline XBRL Presentation Linkbase Document	Filed Herewith
101.DEF	Inline XBRL Definition Linkbase Document	Filed Herewith
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.
*	Material has been omitted pursuant to a request for confidential treatment and such material has been filed separately with the Securities and Exchange Commission.
**	Management Contract or Compensatory Plan
***	Material has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because it is both not material and would likely cause competitive harm to the company if publicly disclosed.
†	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2021	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

December 22, 2021	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

December 22, 2021	/s/ Robert Brummels
Robert Brummels, Director

December 22, 2021	/s/ William Couser
William Couser, Director

December 22, 2021	/s/ Dan Heard
Dan Heard, Director

December 22, 2021	/s/ James Krause
James Krause, Director

December 22, 2021	/s/ Marvin Stech
Marvin Stech, Director

December 22, 2021	/s/ Jeff Taylor
Jeff Taylor, Director

December 22, 2021	/s/ Rick Vaughan
Rick Vaughan, Director

December 22, 2021	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

December 22, 2021	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer