Form 10-K/A
period 2021-09-30
Lincolnway Energy, LLC
filed 2022-01-28
CIK 1350420

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

The number of units outstanding as of January 28, 2022 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Form 10-K filed by the Company for the fiscal year ended September 30, 2021, which was originally filed on December 22, 2021 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the terms “Lincolnway Energy,” “the Company,” “we,” “us” or “our” refer to Lincolnway Energy, LLC.

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

Pursuant to the rules of the Securities Exchange Commission (the “SEC”), Item 15 of Part IV of the Original Filing has also been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.1, respectively.

Except as described in this explanatory note, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment No. 1. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing except as expressly set forth in Part III. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment No. 1 speaks as of the filing date of the Original Filing and except as expressly set forth in Part III, does not reflect events occurring after December 22, 2021 the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15(a)(3)), the signature page and the exhibits identified in Part IV (Item 15(a)(3)). Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

LINCOLNWAY ENERGY, LLC
FORM 10-K
For the Fiscal Year Ended September 30, 2021

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information Concerning our Directors

Elected Directors

Information regarding our current Elected Directors is set forth below. Each of our Elected Directors meet the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).

Terms Expiring at the 2022 Annual Meeting of Members

William Couser, age 67. Bill Couser has been a director of the Company since it was organized in May 2004. His current term as a director will end at the annual meeting of the members to be held in 2022 at which time he will be eligible for election to a two-year term expiring at the annual meeting of members to be held in 2024. Bill is currently serving as Vice Chairman of the Company and has served in this role since April 2018. Bill is also serving as Secretary of the Company and has been serving as Secretary since April 1, 2020. Bill previously served as Secretary of the Company from March 2016 to April 2018. Bill served as Chairman from the time the Company was organized in May 2004 until April 2008. He also served as our interim President and Chief Executive Officer from May 2004 until July 13, 2005. Bill has served as a director of Iowa Renewable Fuels Association for the past thirteen years, and he served as the president of the Iowa Renewable Fuels Association from January 2004 to December 2010. He is also serving as a director of the Iowa Cattlemen’s Association and Iowa Institute for Coops. He has served as a director on those boards for the past ten years. Bill has been self-employed as a farmer since 1977. His farming operations include row crops and cattle. Bill brings, among other things, additional agricultural and management background and experience to the directors. Bill also brings outside board and affiliations background and experience to the directors, including in the ethanol industry as noted above. Bill has agreed to serve if he is elected.

Jeff Taylor, age 55. Jeff Taylor has been a director of the Company since it was organized in May 2004. His current term as a director will end at the annual meeting of the members to be held in 2022 at which time he will be eligible for election to a three-year term expiring at the annual meeting of members to be held in 2025. Jeff is currently serving as the Chairman and has served as the Chairman since May 2008. Jeff served as the Vice Chairman of our organization from May 2004 until April 2008. Jeff has been self-employed as a farmer since 1988, and he owns and operates farms in Story County, Iowa. Jeff received a Bachelor of Science degree from Iowa State University in farm operations and agricultural studies. Jeff provides, among other things, agriculture and management background and experience to the directors. Jeff also completed board member and chairman certification from the Iowa Institute of Cooperatives. Jeff has agreed to serve if he is elected.

Term Expiring at the 2023 Annual Meeting of Members

Rick Vaughan, age 62. Rick Vaughan has been a director of the Company since it was organized in May 2004. Rick is currently serving as Treasurer of the Company. His current term as a director will end at the annual meeting of the members to be held in 2023 at which time he will be eligible for election to a three-year term expiring at the annual meeting of members to be held in 2026. Rick served as the General Manager of Prairie Land Cooperative from February 1995 until August 2011. Prairie Land Cooperative merged with Innovative Ag Services on September 1, 2011. He became Co-CEO of Innovative Ag Services on September 1, 2011 and CEO in December 2012. Innovative Ag Services is a farm supply business serving producers in grain marketing and services, agronomy products and services, feed manufacturing, diesel fuel and propane products and services. Rick brings, among other things, agricultural, cooperative, management and marketing experience and background to the directors.

Class A Directors

Information regarding the current Class A Directors, each of whom is an Interested Director, is set forth below. The Class A Directors do not have terms that expire as these directors are appointed by the holders of Class A Units and serve until they resign, or the Class A Members remove them. Currently HALE, LLC ("HALE") is the sole Class A Member and therefore, HALE has the right to designate and remove the four Class A Directors.

Robert E. Brummels, age 71. Bob Brummels was appointed as a Class A Director on April 1, 2020. Bob is currently a director of Husker Ag and has served on the Board of Directors of Husker Ag since 2004. Mr. Brummels has served as Chairman of the Board and President of Husker Ag since June 2012. Prior to that, Bob served as Treasurer of Husker Ag from

June 2004 to June 2012. He and his wife, Kathy, currently operate a diversified farming operation northeast of Coleridge, Nebraska, and are the parents of three grown sons. Bob has been involved directly and indirectly with various agricultural enterprises and served in various leadership roles. In 1973 Bob graduated from the University of Nebraska-Lincoln College of Agriculture with a Bachelor of Science degree in animal science.

Dan Heard, age 59. Dan Heard was appointed as a Class A Director on April 1, 2020. Dan is currently a director of Husker Ag and has served on the Board of Directors of Husker Ag since 2012. A resident of Sioux Falls, South Dakota, Dan is a CPA and has been a partner in a local public accounting firm for over 30 years. He has been involved in the ethanol industry as an auditor, advisor and consultant since 1995. He has also served on a number of boards in the ethanol industry during that time. For the past thirteen years, Dan has devoted the majority of his professional time to consulting on various renewable energy projects. Mr. Heard has been married to his wife, Connie, for 35 years and they have four daughters.

James Krause, age 70. Jim Krause was appointed as a Class A Director on April 1, 2020. Jim is currently a director of Husker Ag and has served on the Board of Directors of Husker Ag since 2007. He served as Chairman of the Board and President of Husker Ag from June 2009 to June 2012. Jim currently resides in Plainview, Nebraska, where he and his wife, Janet, own Krause Family Farms, Inc., which operates a family farm raising irrigated corn and soybeans as well as hogs and cattle. Jim is a member of the Antelope County corn, soybean and pork growers associations and he has served as a member of the Antelope County Zoning Board. He also served as a member of the Plainview school board for nine years. Jim has a Bachelor of Science degree in agricultural science and animal science with a minor in agricultural economics, as well as a master’s degree in agronomy, all from the University of Nebraska, Lincoln. Jim and Janet have been married 45 years and have four sons each married and residing with their families in Nebraska.

Marvin Stech, age 63. Marvin Stech was appointed as a Class A Director on April 1, 2020. Marvin, of Osmond, Nebraska, is currently a director of Husker Ag and has served on the Board of Directors of Husker Ag since 2009. Mr. Stech has served as Secretary of Husker Ag since June 2009. Mr, Stech is a lifelong farmer and is currently a co-owner of Stech Farms in Osmond. Mr. Stech currently serves on St. Mary's Church Finance Committee. He is a past President of both St. Mary’s Church Board and the St. Mary’s School Board. He is also a past director of Osmond Coop Board and Farm Credit Services Advisory Board. Mr. Stech is a 2007 graduate of the Nebraska LEAD Program, a two year agricultural leadership training course. He and his wife, Mary Beth, have been married for 38 years and have six children.

Our Executive Officers

The information below lists our current executive officers. Except for the Management Agreement and Restated Management Agreement (each as defined below) with respect to Seth Harder, and the CFO Services Agreement (as defined below) with respect to Jeff Kistner, there are no arrangements or understandings between any of the Company’s executive officers and any other persons pursuant to which he or she was selected as an executive officer. No family relationships exist among our directors and executive officers.
Principal Executive Officer
Seth Harder, age 43. Mr. Harder was appointed as the Company’s General Manager, President and Chief Executive Officer on January 17, 2020. Mr. Harder has served as General Manager of Husker Ag, LLC for 14 years beginning in January of 2006, during which time Husker Ag has grown from its original capacity of 20 million gallons to currently producing 110 million gallons per year. Prior to his appointment as General Manager, Mr. Harder served as Husker Ag’s Plant Manager from September 2004 through December 2005. He originally joined Husker Ag in November 2002 as the Company's first Production Manager followed by a time with ICM, Inc. where he worked as an ethanol trainer and plant startup specialist. Mr. Harder is a current Board member and former executive officer of Renewal Fuels Nebraska. He is also a Board member of the Renewable Fuels Association and the American Coalition for Ethanol (ACE). In 2019, Mr. Harder was appointed by Governor Pete Ricketts to the Nebraska Environmental Quality Council. Mr. Harder also currently services on the Board of Laurel BioComposite, LLC, a company that transforms Husker Ag’s dry distillers grain into organic bio resin filler.
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

Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Restated Management Agreement”) with HALE, an affiliate of Husker Ag, which replaced and superseded the original Management

Agreement between the Company and Husker Ag. Pursuant to the terms of the Restated Management Agreement, HALE will provide management services to the Company’s ethanol facility located in Nevada, Iowa, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position. See section below entitled “Executive Compensation - Agreements with Our Executive Officers – CEO Management Services Agreement” for a discussion of the terms of the Management Agreement and Restated Management Agreement.

Mr. Harder was appointed as our General Manager, President and Chief Executive Officer in connection with our execution of the Management Agreement and continues to serve in such capacity under the Restated Management Agreement.

Principal Financial Officer

Jeff Kistner, age 58. Mr. Kistner has served as the Company’s Interim Chief Financial Officer since July 31, 2019. Mr. Kistner is the founder and President of Flag Leaf Financial Management Inc. (“Flag Leaf”). Mr. Kistner founded Flag Leaf Financial Management Inc. in May 2008, offering financial advisory and interim CFO services to agribusiness, food and renewable energy companies. Since its start, Flag Leaf has helped businesses succeed financially during periods of uncertain economic volatility. Flag Leaf works with its clients to enable them to enhance cash flow, maximize liquidity, improve capital allocation, forecast operational performance, manage capital structures, and improve strategies for increasing the intrinsic value of the business. See section below entitled “Executive Compensation - Agreements with Our Executive Officers – CFO Professional Services Agreement” for a discussion of the terms of the Professional Services Agreement between the Company and Flag Leaf.

Mr. Kistner was raised on a diversified family farm in southeast Nebraska and graduated in 1986 with a Bachelor of Science in Agricultural Economics from the University of Nebraska. In 1991 he earned his MBA in Finance from Webster University in St. Louis, Missouri. Mr. Kistner has 19 years of banking experience, with the most recent position at CoBank as a member of the business development team specializing in renewable fuel and agricultural processing businesses. He then worked 4 years at BBI International focusing on project development and management of renewable fuel projects around the globe. At BBI, he had a strong influence in business economics, equity valuations and capital structures for early stage to operating renewable energy companies. For the past 11 years, Mr. Kistner primarily has worked with ethanol processing plants, biodiesel facilities and renewable diesel companies.

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

Director Nominations
During Fiscal Year 2021, we made no material changes to the procedures by which members may recommend nominees to our Board as described in our most recent proxy statement.
Audit Committee

We have a separately-designated standing Audit Committee which operates under a written charter which is available on our website at www.lincolnwayenergy.com in the “Investors” section. The current members of the Audit Committee includes the entire Board. Our directors have determined that each of the directors serving on the Audit Committee during Fiscal Year 2021 met the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that they are free of any relationship that would interfere with his individual exercise of independent judgment. During Fiscal Year 2021, the directors determined that James Dickson met the definition of an “audit committee financial expert” as that term is defined in applicable SEC regulations.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide our members with an understanding of our compensation philosophy, core principles and decision making process. It discusses the determinations of the Compensation Committee of how and why, in addition to what, compensation actions were taken for the following executive officers (collectively, the “Named Executive Officers”) during Fiscal Year 2021:

Seth Harder        President and Chief Executive Officer
Jeff Kistner        Interim Chief Financial Officer

Since our Named Executive Officers are not employees of the Company and are compensated based on agreements the Company has with third-party entities, all compensation arrangements with our Named Executive Officers are negotiated by the Board and are based on the terms of those agreements.

Mr. Harder is an independent contractor and compensation for his services was paid to Husker Ag or HALE under the terms of the Management Agreement and Restated Management Agreement, respectively. See the section below entitled “Executive Compensation - Agreements with Our Executive Officers – CEO Management Services Agreement” for information relating to the compensation paid by us pursuant to the terms of this agreement.
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
Details of the compensation provided to our Named Executive Officers (including Mr. Harder and Mr. Kistner) for Fiscal Year 2021 are set forth in the “Summary Compensation Table” and narrative discussions set forth in the section entitled “Executive Compensation” that follow this Compensation Discussion and Analysis.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the compensation discussion and analysis set forth in this Proxy Statement with management, and, based on that review and discussion, recommended to the directors that the compensation discussion and analysis be included in this Proxy Statement.

COMPENSATION COMMITTEE

Jeff Taylor
Dan Heard
William Couser
James Krause
Rick Vaughan
Marvin Stech
Robert E. Brummels

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to or earned by our Named Executive Officers in Fiscal Year 2021 and the two preceding fiscal years.

Name and Principal Position	Fiscal Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Seth Harder, President and Chief Executive Officer[1]	2021	$—	$—	$160,000	$160,000
	2020	$—	$—	$160,000	$160,000
	2019	$—	$—	$—	$—
Jeff Kistner, Interim Chief Financial Officer[2]	2021	$—	$—	$114,199	$114,199
	2020	$—	$—	$175,338	$175,338
	2019	$—	$—	$45,544	$45,544

1.Mr. Harder was appointed the President and Chief Executive Officer of the Company effective January 17, 2020. The amount reflected represents payments made to Husker Ag or HALE, respectively, for Mr. Harder’s services pursuant to the terms of the Management Agreement and Restated Management Agreement as allocated by Husker Ag and HALE to the CEO services provided by Mr. Harder to the Company. See section below entitled “Agreements with Our Executive Officers – CEO Management Services Agreement” for additional details on the terms of the Management Agreement and Restated Management Agreement.
2.The amounts reflected represent payments made to Flag Leaf Financial Management Inc. for Mr. Kistner’s services pursuant to the terms of the Professional Services Agreement between the Company and Flag Leaf Financial Management Inc. and include payments related to travel reimbursements. See section below entitled “Agreements with Our Executive Officers – CFO Services Agreement” for additional details on the terms of the Professional Services Agreement.

Agreements with Our Executive Officers
CEO Management Services Agreement
Effective January 15, 2020 the Company entered into a Management Services Agreement (the “Management Agreement”) with Husker Ag, LLC (“Husker Ag”) for management services pertaining to the Company’s ethanol facility. Pursuant to the terms of the Management Agreement, Husker Ag agreed to provide the Company with individuals to serve as General Manager, Environmental and Safety Manager and Commodity Risk Manager who will perform the respective management services for each such position. Mr. Harder was appointed as our General Manager, President and Chief Executive Officer in connection with our execution of the Management Agreement.

The initial term of the Management Agreement was four months from January 15, 2020 and therefore would have expired on May 15, 2020. However, as discussed below, the Management Agreement was replaced and superseded by the Restated Management Agreement effective April 1, 2020. During the initial term, the Management Agreement required that the Company pay Husker Ag a monthly fee of $36,000 for the management services and thereafter that the parties had to mutually agree upon the compensation for any renewal term prior to the expiration of the then-current term.

Effective April 1, 2020, the Company entered into an Amended and Restated Management Services Agreement (the “Restated Management Agreement”) with HALE, an affiliate of Husker Ag, which replaced and superseded the Management Agreement. Pursuant to the terms of the Restated Management Agreement, HALE will provide management services to the Company’s ethanol facility located in Nevada, Iowa, including providing the Company with individuals to (a) serve as General Manager, Environmental and Safety Manager, Commodity Risk Manager, and to fill such other positions as may be necessary from time to time; and (b) perform the respective management services for each such position.

The initial term of the Restated Management Agreement is twelve months from April 1, 2020. Upon expiration of the initial term, the Restated Management Agreement will automatically renew for one-year periods unless either party provides notice of non-renewal at least ninety days prior to the expiration of the then-current term. Either party may terminate the Restated Management Agreement for cause as defined in the Restated Management Agreement. In the event of a change of control event pursuant to which a third party other than HALE or Husker Ag acquires control of the Company, either party has the right to terminate the Restated Management Agreement upon ninety days written notice.

During the initial term, the Restated Management Agreement provides that the Company will pay HALE a monthly fee of $36,000 for the management services. The parties shall mutually agree upon the compensation for any renewal term prior to the expiration of the then-current term. In the event the parties are unable to agree upon compensation for any renewal term, the Company shall pay HALE, on a monthly basis, an amount equal to 50% of the total salary, bonuses, benefits, expenses and costs incurred by the HALE and Husker Ag employees performing the services. The monthly payment will be paid on an estimated basis with a true up calculation and payment occurring as soon as possible at the end of the applicable fiscal year.

During Fiscal Year 2021, the Company made payments to Husker Ag or HALE pursuant to the terms of the Management Agreement and Restated Management Agreement, respectively, which were allocated by Husker Ag or HALE to Mr. Harder for the CEO services he provided to the Company, in the amount of $160,000. HALE has determined that $180,000 of the aggregate $432,000 annual fee payable to HALE by the Company pursuant to the Restated Management Agreement should be allocable to the CEO services provided to the Company by Mr. Harder, subject to reasonable adjustment based on the level of CEO services required by the Company. For instance, during the first several months following the acquisition of control of the Company by HALE, HALE allocated a greater portion of the monthly fees payable by the Company to HALE under the Restated Management Agreement to Mr. Harder due to the additional transition services provided.

CFO Services Agreement
Effective July 31, 2019, we entered into a Professional Services Agreement (the “CFO Services Agreement”) with Flag Leaf Financial Management Inc. (“Flag Leaf”) pursuant to which Flag Leaf provides CFO services in connection with our annual audit, SEC filings, reports to members, lender reporting and tax filings along strategic planning, forecasting and budgeting and day-to-day leadership and oversight of our financial department. The CFO Services Agreement had an initial term which expired January 31, 2020 and automatically renews for two six month terms unless terminated by either the Company or Flag Leaf. Either party may terminate the CFO Services Agreement for any reason, or for no reason, upon thirty (30) days prior written notice to the other party.
Pursuant to the terms of the CFO Services Agreement, we pay Flag Leaf as an independent contractor on a retainer basis based on the estimated amount of time to be devoted to the Company which was $8,000 per month. The CFO Services Agreement provides that the monthly retainer for any services provided following twelve months shall be mutually agreed to by the parties. Effective March 2020, the Company and Flag Leaf mutually agreed to a $8,000 month retainer which remains in effect until otherwise agreed to by the parties. The Company will also reimburse Flag Leaf for expenses incurred while performing services under the CFO Services Agreement.
Change of Control or Severance Agreements

The Company does not have any change of control or severance agreements or similar obligations.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during Fiscal Year 2021, or at any other time, an officer or employee of the Company. No executive officer of the Company serves as a director or a member of a compensation committee of any entity that has one or more executive officers serving as one of our directors or as a member of the Compensation Committee.

Chief Executive Officer Pay Ratio
As required by Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Seth Harder, our Chief Executive Officer at the end of Fiscal Year 2021 (our “CEO”).
The CEO pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. For Fiscal Year 2021, the ratio of the annual total compensation of our CEO to the annual total compensation of the medial employee was as follows:

Total Annual Compensation
Chief Executive Officer	$160,000
Median Employee	$68,870
CEO Pay Ratio	2.32

To identify the median of the annual total compensation of all the Company’s employees, as well as to determine the annual total compensation of our median employee and our CEO, the Company took the following steps:

1.The Company determined that, as of September 30, 2021, the last day of Fiscal Year 2021, our employee population consisted of forty individuals including temp service staffing with all of these individuals located in the United States. This population consisted of our full-time and part-time employees. The Company selected September 30, 2021, which is the last day of our Fiscal Year 2021 as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

2.To identify the median employee from our employee population, the Company calculated the amount of the total cash compensation earned during Fiscal Year 2021 as reflected in our payroll records which was consistently applied to all of our employees, excluding our CEO, who were employed by us on September 30, 2021 (whether employed on a full-time or part-time basis). The Company believes the use of total cash compensation earned by our employees is a consistently applied compensation measure because the Company does not distribute equity awards to employees. For purposes of calculating the total cash compensation earned, we included the following for each of our employees in the calculation: (i) actual base salary paid (in the case of hourly workers, base salary paid included overtime pay), (ii) cash bonuses earned for Fiscal Year 2021 and (iii) paid time off. The Company did not perform any full-time equivalency adjustments for part-time or temporary employees or annualize for employees hired throughout the year with the exception of our CEO as noted in the footnote to the table above and in Item 4 below.

3.The Company identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the median employee.

4.The CEO amount is based on a determination by HALE that $180,000 of the aggregate $432,000 annual fees payable to HALE by the Company pursuant to the Restated Management Agreement is allocable to the CEO services provided to the Company.

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

COMPENSATION OF DIRECTORS
Compensation paid to our directors is reviewed and determined on an annual basis by the directors. We do not provide our directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation. Similarly, we do not provide our directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise. Our director compensation program provides that each director receives an annual retainer of $18,000 which constitutes a fee of $1,500 per month. The Chairman is paid an additional $6,000 annual retainer and the Vice Chairman, Secretary and Treasurer are each paid an additional $1,200 annual retainer. There was no change in the fees paid to the directors in Fiscal Year 2021 from the fees paid during the previous fiscal year. The following table provides information concerning all compensation paid to each of our directors during the Fiscal Year 2021 for service as a director.

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity Incentives	Total
Robert Brummels	$18,000	$—	$—	$18,000
William Couser	$19,200	$—	$—	$19,200
Dan Heard	$18,000	$—	$—	$18,000
James Krause	$18,000	$—	$—	$18,000
Marvin Stech	$18,000	$—	$—	$18,000
Jeff Taylor	$24,000	$—	$—	$24,000
Rick Vaughan	$19,200	$—	$—	$19,200

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management

As of January 28, 2022, our directors and executive officers own units as listed in the following table. Unless otherwise indicated, all shares shown in the table below are held with sole voting and investment power.

		Amount and Nature	Percent
Title of Class	Name and Title of Beneficial Owner(1)	of Beneficial Owner(2)	of Class
Directors and Executive Officers:
Common Units	Jeff Taylor, Elected Director and Chairman	651 Common Units(3)	1.55%
Class B Units	Jeff Taylor, Elected Director and Chairman	1,199 Class B Units(4)	17.16%
Common Units	William Couser, Elected Director, Vice Chairman and Secretary	413 Common Units(5)	0.98%

--	Rick Vaughan, Elected Director and Treasurer	-0-	--
--	Robert E. Brummels, Class A Director(6)	-0-	--
--	Dan Heard, Class A Director(6)	-0-	--
--	James Krause, Class A Director(6)	-0-	--
--	Marvin Stech, Class A Director(6)	-0-	--
--	Seth Harder, General Manager, President and Chief Executive Officer(7)	-0-	--
Class B Units	Jeff Kistner, Interim Chief Financial Officer	165 Class B Units(8)	2.36%
All Directors and Executive Officers as a Group
Common Units		1,064 Common Units	2.53%
Class B Units		1,364 Class B Units	19.52%
5% Beneficial Owners:
Class A Units	HALE, LLC(9)	56,086 Class A Units	100%

(1)	The address for all of our directors and executive officers is the address of the Company’s principal executive offices located at 59511 W. Lincoln Highway, Nevada, Iowa 50201
(2)	Unless otherwise indicated by a footnote, all of the units are directly owned by the listed individual or jointly owned with their spouse and are not pledged as security by the listed individual.
(3)	One hundred (100) of the Common Units are held in a family limited partnership and fifty (50) of the Common Units are held by children of Mr. Taylor for which he may be deemed to be an indirect beneficial owner.
(4)	Fifty (50) of the Class B Units are held in a family limited partnership.
(5)	All of the units are pledged as security by Mr. Couser.
(6)	Appointed as a Class A Director effective April 1, 2020.
(7)	Mr. Harder was appointed as our General Manager, President and Chief Executive Officer effective January 17, 2020.
(8)
The Class B Units are held by LKPK Holdings, LLC, a Nebraska limited liability company (“LKPK”). Mr. Kistner serves as President of LKPK. LKPK is owned 100% by Flag Leaf Financial Management, Inc., a Nebraska corporation (“Flag Leaf”) and Mr. Kistner owns 100% of Flag Leaf.

(9)	The address for HALE, LLC is 54048 HWY 20, Plainview, NE 68769

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions
In January 2018, our directors adopted a Related Party Policy which requires that the Nominating and Company Corporate Governance Committee review the material facts of any related party transaction and approve or ratify such transaction. The Related Party Policy also formalized certain practices and procedures historically followed by our directors relating to the approval of any transaction, arrangement or series of similar transactions, arrangements or relations, including indebtedness or guarantees of indebtedness, with related parties. Related persons include our directors or executive officers and their respective immediate family members and 5% beneficial owners of our units. Our Related Party Policy exempts any commodity market purchase or sale transactions from the definition of “related party transaction” if such purchase or sale is at the then current market prices and therefore, such transactions do not require review or prior approval. The Company did not have any related party transactions during Fiscal Year 2021.

Director Independence

The Company has determined that each of our Elected Directors meet the standards of independence applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system), including that each Elected Director is free of any relationship that would interfere with his individual exercise of independent judgment.

The Class A Directors do not meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system) and therefore constitute “Interested Directors.”

We have standing Audit, Nominating and Corporate Governance, Human Resources and Compensation, Finance and Risk Committees.

During Fiscal Year 2021, the entire Board served on each of the Company's standing committees.

Item 14.    Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by RSM for the audit of our annual financial statements for the fiscal years ended September 30, 2021 and 2020 and fees billed for other services rendered by RSM during those periods:

	Year Ended September 30,
	2021	2020
Audit Fees	$117,975	$115,770
Tax Fees	$177,500	$174,569
TOTAL	$295,475	$290,339

Audit Fees. The audit fees were billed for the audit by RSM of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by RSM in connection with statutory and regulatory filings or engagements.

Tax Fees. The tax fees were billed for services rendered by RSM for tax compliance, tax advice and tax planning. The nature of the services comprising the tax fees was for year-end tax preparation of the partnership return and associated K-1's. Tax fees also include services provided relating to research and development tax credits and refund opportunities for state and local sales and use taxes ($110,500 and $127,000 in Fiscal Year 2021 and Fiscal Year 2020, respectively).

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(3)    Exhibits: The exhibits listed in the Exhibit Index of the Original Filing, which was filed with the SEC on December 22, 2021, and the exhibits listed in the Exhibit Index of this Amendment No. 1 are filed with, or incorporated by reference in this report.

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

January 28, 2022	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

January 28, 2022	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

January 28, 2022	/s/ Robert Brummels
Robert Brummels, Director

January 28, 2022	/s/ William Couser
William Couser, Director

January 28, 2022	/s/ Dan Heard
Dan Heard, Director

January 28, 2022	/s/ James Krause
James Krause, Director

January 28, 2022	/s/ Marvin Stech
Marvin Stech, Director

January 28, 2022	/s/ Jeff Taylor
Jeff Taylor, Director

January 28, 2022	/s/ Rick Vaughan
Rick Vaughan, Director

January 28, 2022	/s/ Seth Harder
Seth Harder, President and Chief Executive Officer

January 28, 2022	/s/ Jeff Kistner
Jeff Kistner, Interim Chief Financial Officer