Form 10-Q
period 2021-12-31
Lincolnway Energy, LLC
filed 2022-02-18
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☑  Yes     ☐   No

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of February 18, 2022 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,205,188	$12,174,756
Derivative financial instruments (Note 8 and 9)	1,469,924	1,457,349
Trade accounts receivable (Note 7)	2,052,724	6,560,607
Inventories (Note 3)	11,502,321	8,863,559
Prepaid expenses and other	860,406	376,250
Total current assets	42,090,563	29,432,521

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	87,816,876	87,332,590
Office furniture and equipment	380,585	380,585
Construction in progress	9,405,801	8,405,166
	112,318,587	110,833,666
Accumulated depreciation	(76,051,537)	(74,862,270)
Total property and equipment	36,267,050	35,971,396

OTHER ASSETS
Right of use asset operating leases, net (Note 7)	6,163,046	6,392,611
Other	1,135,400	1,062,808
Total other assets	7,298,446	7,455,419

Total assets	$85,656,059	$72,859,336

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2022	September 30, 2021
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,630,983	$3,726,825
Accounts payable, related party (Note 5)	909,965	1,470,139
Accrued expenses	2,257,371	748,005
Distributions payable	5,256,100	—
Current maturities of long-term debt (Note 5)	3,000,000	5,000,000
Current portion of operating lease liability (Note 9)	2,197,656	2,181,951
Total current liabilities	23,252,075	13,126,920

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	15,000,000	15,000,000
Operating lease liability, less current portion (Note 9)	3,965,390	4,210,660
Other	1,386,177	1,302,167
Total noncurrent liabilities	20,351,567	20,512,827

COMMITMENTS AND CONTINGENCIES (Note 6 and 9)

MEMBERS' EQUITY
Member contributions 105,122 units issued and outstanding	46,490,105	46,490,105
Retained (deficit)	(4,437,688)	(7,270,516)
Total members' equity	42,052,417	39,219,589

Total liabilities and members' equity	$85,656,059	$72,859,336

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)
Revenues (Notes 2 and 7)	$55,052,305	$29,338,746

Cost of goods sold (Note 6 and 7)	45,854,089	29,518,116

Gross profit (loss)	9,198,216	(179,370)

General and administrative expenses	926,886	794,795

Operating income (loss)	8,271,330	(974,165)

Other income (expense):
Interest income	284	1,893
Interest expense	(183,287)	(211,158)
Other income	601	90,204
	(182,402)	(119,061)

Net income (loss)	$8,088,928	$(1,093,226)

Weighted average units outstanding	105,122	105,122

Net income (loss) per unit - basic and diluted	$76.95	$(10.40)

Distributions per unit - basic & diluted	$50.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2021	$46,490,105	$(7,270,516)	$39,219,589
Net income	—	8,088,928	8,088,928
Distributions ( $50 per unit)	—	(5,256,100)	(5,256,100)
Balance, December 31, 2021	$46,490,105	$(4,437,688)	$42,052,417

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	$46,490,105	$(15,012,963)	$31,477,142

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2022	December 31, 2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,088,928	$(1,093,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,191,183	1,179,872
Loss on disposal of property and equipment	—	9,385
Changes in working capital components:
Trade receivable	4,507,883	2,359,591
Inventories	(2,638,762)	(991,258)
Prepaid expenses and other	(472,738)	51,327
Accounts payable	5,525,887	1,727,454
Accounts payable, related party	(560,174)	(425,622)
Accrued expenses	1,509,366	106,267
Derivative financial instruments	(12,575)	156,818
Net cash provided by operating activities	17,138,998	3,080,608

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,108,566)	(230,481)
Net cash (used in) investing activities	(1,108,566)	(230,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,000,000)	(1,000,000)
Net cash (used in) financing activities	(2,000,000)	(1,000,000)

Net increase in cash and cash equivalents	14,030,432	1,850,127

CASH AND CASH EQUIVALENTS
Beginning	12,174,756	7,201,372
Ending	$26,205,188	$9,051,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
cash paid for interest	$183,287	$213,774

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING, AND FINANCING ACTIVITIES, Construction in progress included in accounts payable	369,823	185,000
Distributions declared and unpaid	5,256,100	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2021 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2022 and for the three months ended December 31, 2022 and 2021 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2021 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts as of December 31, 2022 and September 30, 2021.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2022 and September 30, 2021 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized no accrued loss on purchase commitments as of December 31, 2022 or September 30, 2021.

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
Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. The current issuance of Class A Units is 56,086 units and the total issuance of Class B Units is 6,987 units. There are also 42,049 Common Units outstanding for an aggregate number of 105,122 units outstanding comprised of Class A Units, Class B Units and Common Units. The weighted average number of units is based on days outstanding for the reporting period. The Class A Units and Class B Units have a liquidation preference which provides that in the event of a liquidation or deemed liquidation, the Class A and Class B members will receive the return of their capital contributions, reduced by the amount of distributions received, prior to the holders of Common Units receiving any proceeds.

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Ethanol, net of hedging gain (loss)	$43,075,424	$21,686,307
Distillers Grains	7,897,662	6,056,062
Distilled Corn Oil	3,917,750	1,433,084
Other	161,469	163,293
Total	$55,052,305	$29,338,746

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2022	September 30, 2021

Raw materials, including corn, chemicals, parts and supplies	$6,970,165	$5,487,085
Work in process	1,496,841	1,476,019
Ethanol and distillers grains	3,035,315	1,900,455
Total	$11,502,321	$8,863,559

Note 4. Revolving Credit

The Company has a revolving credit line, which was amended on June 29, 2021 to provide for loans not to exceed $7,500,000 at any time which accrues interest at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25%. Under the terms of the revolving credit line, the Company also has to pay a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

There was no outstanding balance on the revolving credit loan as of December 31, 2022 and September 30, 2021. The revolving credit line matures on August 1, 2022.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $20,000,000. On October 20, 2021, the Company's borrowing capacity under the revolving term loan began a step-down reduction of $5,000,000 each year. The step-down reduction will continue until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.50% (3.86% as of December 31, 2022). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
financial and nonfinancial covenants as defined in the master loan agreement. At December 31, 2022 and September 30, 2021 the outstanding balance on the revolving term loan was $18,000,000 and $20,000,000, respectively.

The maximum commitment amount reduction schedule is as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

In connection with the revolving term loan, the Company has entered into an Amended and Restated Letter of Credit Promissory Note June 29, 2021. The maximum amount of the letter of credit commitment is $1,307,525 and expires on May 1, 2023. There were no amounts drawn on the available letter of credit as of December 31, 2022.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2021 and 2020:

Corn Commitment:
December 31, 2022

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$391,052	2,660,000	October 2022	$2,170,786

	Corn Purchased:
	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Related Parties	$20,852,701	$13,716,968

The Company is a party to a Management Services Agreement with HALE, LLC (“HALE”) for management services pertaining to the Company’s ethanol facility. Under the Management Services Agreement, HALE provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve in various roles including Chief Executive Officer, Environmental and Safety Manager, Commodity Risk Manager and to fill such other positions, including without limitation the Controller, as may be necessary from time to time and (b) perform the respective management services for each such positions. For the three months ended December 31, 2021 and 2020, the Company incurred expenses of $164,042 and $114,010 respectively, pertaining to this agreement.

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $54,891,000 and $21,763,000, respectively, for the three months ended December 31, 2021 and 2020. Trade accounts receivable of approximately $1,013,000 and $5,371,000 were due from this entity as of December 31, 2022 and September 30, 2021, respectively. As of December 31, 2022, the Company had ethanol unpriced sales commitments with this entity of approximately 15.3 million gallons through March 2022. The Company incurred marketing expenses of $116,886 and $100,495 for the three months ended December 31, 2021 and 2020, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were approximately $7,898,000 and $6,056,000 respectively, for the three months ended December 31, 2021 and 2020. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $251,000 and $589,000 were due from this entity as of December 31, 2022 and September 30, 2021, respectively. The Company had distillers grain sales open commitments with this entity of approximately 21,500 tons, for a total sales commitment of approximately $3.1million.

As of December 31, 2022, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $11.9 million. These contracts mature at various dates through December 2022. The Company has basis contract commitments with unrelated parties to purchase corn in the amount of 2.7 million bushels from January 2022 through May 2022.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2023. The letter of credit is reduced over time as the Company makes payments under the agreement. At December 31, 2022, the remaining commitment was approximately $1 million.

As of December 31, 2022, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 622,875 MMBTUS with an approximate value of $3.1 million maturing at various dates through December 2022.

The Company recognized a lease liability equal to the present value of future lease payments based on an estimated interest rate commensurate with the rate the Company would pay to borrow equivalent funds. A lease asset was recognized based on the right of use value and adjusted for any prepaid lease payments or lease incentives. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended December 31, 2021 and 2020 were approximately $625,000 and $575,000, respectively. The lease agreements have maturity dates ranging from January 2022 to September 2026.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at December 31, 2022 was approximately $6,163,046.

At December 31, 2022 the Company had the following minimum rental commitments under non-cancellable operating leases for the twelve-month period ended December 31:

2022	$2,209,200
2023	1,961,700
2024	1,545,900
2025	853,700
2026	262,500
Thereafter	—
Total	$6,833,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2022 is shown below:

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________

Undiscounted future payments	$6,833,000
Discount effect	669,954
$6,163,046

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2022	September 30, 2021
Derivative assets - corn contracts	$1,418,450	$524,500
Derivative assets - ethanol contracts	145,638	104,160
Derivative liabilities - corn contracts	(359,300)	(68,900)
Derivative liabilities - ethanol contracts	(2,711,184)	(395,640)
Due from broker	2,976,320	1,293,229
Total	$1,469,924	$1,457,349

The effects on operating income (loss) from derivative activities for three months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended
	December 31, 2022	December 31, 2021
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(9,541,519)	$(143,056)
Unrealized gain (loss)	(2,274,067)	66,108
Total effect on revenues	$(11,815,586)	$(76,948)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$335,468	$(409,273)
Unrealized gain (loss)	603,550	(727,750)
Total effect on cost of goods sold	939,018	(1,137,023)
Total (loss) due to derivative activities	$(10,876,568)	$(1,213,971)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$1,564,088	$1,564,088	$—	$—

Liabilities, derivative financial instruments	$(3,070,484)	$(3,070,484)	$—	$—

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$628,660	$628,660	$—	$—

Liabilities, derivative financial instruments	$(464,540)	$(464,540)	$—	$—

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
The following discussion and analysis provides information which management of Lincolnway Energy, LLC (the “Company”, “we,” “us,” and “our”) believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2021 ("Fiscal 2021") including the financial statements, accompanying notes and the risk factors contained herein.

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
•The continuing impact of trade actions, particularly those affecting the agriculture sector and related industries; and
•Disruption caused by health epidemics/pandemics, such as the novel strain of the coronavirus (COVID-19), and the adverse impacts of such epidemics/pandemics on global economic and business conditions, including reduced demand for our products, transport disruptions, labor shortages and disruptions in our workforce.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any

expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for the Fiscal 2021 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Executive Summary
Highlights for the three months ended December 31, 2021 are as follows:
•Total revenues increased approximately 87.6%, or $26 million, compared to the same period in 2020.

•Total cost of goods sold increased approximately 55.3%, or $16 million, compared to the same period in 2020.

•Net income was approximately $8 million, compared to net loss of approximately $1 million for the same period in 2020.

Results of Operations for the Three Months Ended December 31, 2021 as Compared to the Three Months Ended December 31, 2020

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2021 and 2021:

	Three Months Ended December 31,
	(Unaudited)
Income Statement Data	2021		2020

Revenue	55,052,305	100.0%	$29,338,746	100.0%
Cost of goods sold	45,854,089	83.3%	29,518,116	100.6%
Gross profit (loss)	9,198,216	16.7%	(179,370)	(0.6)%
General and administrative expenses	926,886	1.7%	794,795	2.7%
Operating income (loss)	8,271,330	15.0%	(974,165)	(3.3)%
Other income (expense), net	(182,402)	(0.3)%	(119,061)	(0.4)%
Net income (loss)	$8,088,928	14.7%	$(1,093,226)	(3.7)%

Results of Operations for the Three Months Ended December 31, 2021 as Compared to the Three Months Ended December 31, 2020
Revenues. Total revenues increased by approximately 87.6% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. For the three months ended December 31, 2021, ethanol revenue increased by $26 million due primarily to increased gallons of ethanol sold and an increase in the average price we received for our ethanol compared to the three months ended December 31, 2020. We sold approximately 3 million more gallons of ethanol during the three months ended December 31, 2021 as compared to the same period of 2020. The average price we received per gallon of ethanol sold increased by approximately 2.13% during the three months ended December 31, 2021 as compared to the same period of 2020. Ethanol prices were higher during our first quarter fiscal year 2022 due to a combination of significantly higher corn and gasoline prices and low ethanol stocks which combined to positively impact market ethanol prices. By comparison, ethanol prices were lower during our first quarter fiscal 2021 due to excess ethanol supply in the market. Travel restrictions associated with COVID-19 negatively impacted ethanol demand during first quarter of 2021.

Sales from co-products increased by approximately$4.3 million or 32% for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue partially offset by lower carbon dioxide sales. Distillers grain revenue increased due to a combination of higher average prices per ton of distillers grains sold and an increase in distillers grains production for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The higher average price per ton of distillers grains sold for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 was due to an increase in the market price for corn. Corn oil revenue was higher for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 due to an increase in the average price we received per pound of corn oil sold along with an increase in the amount of corn oil we sold. Corn oil prices were higher due to increased corn oil demand for the renewable diesel feedstock.
Cost of goods sold. Cost of goods sold consist of corn expense, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation. Cost of goods sold increased by 55.3%, or approximately $16.3 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 primarily due to increases in corn costs and natural gas costs of approximately $13.6 million and $1.7 million, respectively.

Corn costs, including hedging, increased by approximately $13.6 million, or approximately 58%, for the three months ended December 31, 2021 compared to the same period of 2020. Our corn costs increased due partially to increasing price corn due to the limited supply of selling in our immediate draw area. For the three months ended December 31, 2021 corn costs included an approximately $939,000 combined realized and unrealized gain from corn derivative instruments as compared to an approximately $1.1 million combined realized and unrealized loss on our corn derivative instruments during the same period of the prior year. Corn costs represented 81% of cost of goods for three months ended December 31, 2021 compared to 80% of cost of goods sold for the three months ended December 31, 2020.

Repairs and maintenance costs decreased by approximately 11% for the three months ended December 31, 2021 as compared to the same period of 2020. The decrease was due to already completing deferred and preventive maintenance to avoid larger costly repairs. Depreciation expense decreased by approximately $12,700 for the three months ended December 31, 2021 as compared to the same period of 2020.

General and administrative costs increased by approximately $132,000, for the three months ended December 31, 2021 as compared to the same period of 2020. The increase was due to wages and insurance during our 2021 fiscal year

Other (expense) increased by approximately $63 thousand for three months ended December 31, 2021 as compared to the same period of 2020 due primarily to a decrease in other income and a decrease in interest expense.

Liquidity and Capital Resources

Although there is uncertainty related to the continuing impact of the COVID-19 pandemic on the global economy, the ethanol industry and our future financial results, we believe our current cash reserves and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. On June 29, 2021 our lender set up a revolving credit facility in the amount of $7.5 million for corn purchases and hedging requirements. This credit facility matures on August 1, 2022.

Although we were in compliance with our financial covenants set forth in our credit agreement as of December 31, 2021, the continuing impact of the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. Our inability to satisfy our financial covenants under our credit agreement would also adversely impact our ability to negotiate a new revolving credit line with our lender or the terms available to us. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

We plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant over the next 6 to 12 months. Working capital was approximately $18.8 million on December 31, 2021. Management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of Fiscal 2022, but management will continue to monitor our liquidity position on a weekly basis.

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

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Three Months Ended December 31,
	(Unaudited)
Cash Flow Data:	2021	2020
Net cash provided by operating activities	$17,138,998	$3,080,608
Net cash (used in) investing activities	(1,108,566)	(230,481)
Net cash (used in) financing activities	(2,000,000)	(1,000,000)
Net increase in cash and cash equivalents	$14,030,432	$1,850,127

Cash Flow - Operations

For the three months ended December 31, 2021, net cash provided by operating activities increased primarily due to increased net income. The increase in net income was partially offset by higher corn and ethanol prices which increased our working capital components including net income and inventory.

Cash Flow - Investing Activities

The increase in cash flows from investing activities reflects the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities was approximately $2 million for the three months ended December 31, 2021 compared to approximately $1 million for the three months ended December 31, 2020. During the period ended December 31, 2021, the plant used more cash for capital improvements compared to the three months ended December 31, 2020.

Cash Flow - Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash (used in) financing activities increased to approximately $1 million for the three months ended December 31, 2021, In comparison, during the three months ended December 31, 2020, net cash (used in) financing activities totaled $230,000.

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

Derivative Instruments

The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company didn't recognize any accrued loss on purchase commitments as of December 31, 2021 or September 30, 2021.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of December 31, 2021 and September 30, 2021 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

During the quarter ended December 31, 2021, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.12 per bushel in October 2021 to a high of $6.15 during December 2021. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended December 31, 2020 ranged from a low of $3.80 per bushel during October 2020 delivery to a high of $4.84 per bushel during December 2020 delivery.

The average price we received for our ethanol FOB Nevada, Iowa, during the three months ended December 31, 2021 was $2.62 compared to the three months ended December 31, 2020 at $1.32 per gallon.

During the quarter ended December 31, 2021, ethanol prices based on the Chicago Mercantile Exchange Ethanol Platts settlement daily futures data ranged from a low of $2.29 per gallon for October 2021 delivery to a high of $3.80 per gallon for November 2021 delivery. During the quarter ended December 31, 2020, the ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.28 per gallon for December 2020 delivery to a high of $1.58 per gallon for October 2020 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net gain on corn derivative financial instruments that decreased our cost of goods sold for the three months ended December 31, 2021 was net gain $939,000 compared to a net loss of approximately $1,137,000 for the three months ended December 31, 2020.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the three months ended December 31, 2021 represented approximately 6.7% of our total cost of goods sold for that period, compared to 4.9% for the three months ended December 31, 2020.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the one-month LIBOR index plus 3.50%. We do not anticipate any significant increase in interest rates during Fiscal 2022.

Item 4.    Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and General Manager (the principal executive officer), Seth Harder, along with our interim Chief Financial Officer (the principal financial officer), Jeff Kistner, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the three months ended December 31, 2021, there has been no change in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2021, there were no material developments to such matters.

Item 1A. Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2021, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. There has been no material change in our risk factors from those described in our Form 10-K for the fiscal year ended September 30, 2021. Although we have attempted to discuss key risk factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Exhibit No.	Description of Exhibit	Incorporated by Reference	Page
3.1	Restatement of the Certificate of Organization	Filed as Exhibit 3.1 to Form 10-K for the fiscal year ended 9/30/2010 filed on 12/21/2010.
3.2	Third Amended and Restated Operating Agreement and Unit Assignment Policy effective as of March 30, 2020	Filed as Exhibit 10.3 to Form 8-K filed on 4/3/2020.
3.3	Fourth Amended and Restated Operating Agreement and Unit Assignment Policy effective as of April 1, 2020	Filed as Exhibit 10.4 to Form 8-K filed on 4/3/2020.
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer		E-1
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer		E-2
32.1	Section 1350 Certification of President and Chief Executive Officer †		E-3
32.2	Section 1350 Certification of Interim Chief Financial Officer †		E-4
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
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
** Furnished electronically herewith pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLNWAY ENERGY, LLC

February 18, 2022	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

February 18, 2022	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer