Form 10-Q/A
period 2021-12-31
Lincolnway Energy, LLC
filed 2022-03-29
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of March 29, 2022 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) amends the Form 10-Q filed by the Company for the quarterly period ended December 31, 2021, which was originally filed on February 17, 2022 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the terms “Lincolnway Energy,” “the Company,” “we,” “us” or “our” refer to Lincolnway Energy, LLC.

We are filing this Amendment No. 1 to correct the quarterly period date erroneously entered as December 31, 2022 and the prior period end date of December 31, 2021 throughout the original filing.

This Amendment No. 1 amends and restates the Original Filing in full.

Except as described in this explanatory note, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Original Filing in any way. Furthermore, this Form 10-Q/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-Q/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed. This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events occurring after February 17, 2022, the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended December 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	December 31, 2021	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$26,205,188	$12,174,756
Derivative financial instruments (Note 8 and 9)	1,469,924	1,457,349
Trade accounts receivable (Note 7)	2,052,724	6,560,607
Inventories (Note 3)	11,502,321	8,863,559
Prepaid expenses and other	860,406	376,250
Total current assets	42,090,563	29,432,521

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	87,816,876	87,332,590
Office furniture and equipment	380,585	380,585
Construction in progress	9,405,801	8,405,166
	112,318,587	110,833,666
Accumulated depreciation	(76,051,537)	(74,862,270)
Total property and equipment	36,267,050	35,971,396

OTHER ASSETS
Right of use asset operating leases, net (Note 7)	6,163,046	6,392,611
Other	1,135,400	1,062,808
Total other assets	7,298,446	7,455,419

Total assets	$85,656,059	$72,859,336

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	December 31, 2021	September 30, 2021
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,630,983	$3,726,825
Accounts payable, related party (Note 5)	909,965	1,470,139
Accrued expenses	2,257,371	748,005
Distributions payable	5,256,100	—
Current maturities of long-term debt (Note 5)	3,000,000	5,000,000
Current portion of operating lease liability (Note 9)	2,197,656	2,181,951
Total current liabilities	23,252,075	13,126,920

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	15,000,000	15,000,000
Operating lease liability, less current portion (Note 9)	3,965,390	4,210,660
Other	1,386,177	1,302,167
Total noncurrent liabilities	20,351,567	20,512,827

COMMITMENTS AND CONTINGENCIES (Note 6 and 9)

MEMBERS' EQUITY
Member contributions 105,122 units issued and outstanding	46,490,105	46,490,105
Retained (deficit)	(4,437,688)	(7,270,516)
Total members' equity	42,052,417	39,219,589

Total liabilities and members' equity	$85,656,059	$72,859,336

Lincolnway Energy, LLC
Statements of Operations

	Three Months Ended
	December 31, 2021	December 31, 2020
	(Unaudited)
Revenues (Notes 2 and 7)	$55,052,305	$29,338,746

Cost of goods sold (Note 6 and 7)	45,854,089	29,518,116

Gross profit (loss)	9,198,216	(179,370)

General and administrative expenses	926,886	794,795

Operating income (loss)	8,271,330	(974,165)

Other income (expense):
Interest income	284	1,893
Interest expense	(183,287)	(211,158)
Other income	601	90,204
	(182,402)	(119,061)

Net income (loss)	$8,088,928	$(1,093,226)

Weighted average units outstanding	105,122	105,122

Net income (loss) per unit - basic and diluted	$76.95	$(10.40)

Distributions per unit - basic & diluted	$50.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2021	$46,490,105	$(7,270,516)	$39,219,589
Net income	—	8,088,928	8,088,928
Distributions ( $50 per unit)	—	(5,256,100)	(5,256,100)
Balance, December 31, 2021	$46,490,105	$(4,437,688)	$42,052,417

	Member Contributions	Retained (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	$46,490,105	$(15,012,963)	$31,477,142

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Three Months Ended	Three Months Ended
Statements of Cash Flows	December 31, 2021	December 31, 2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,088,928	$(1,093,226)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,191,183	1,179,872
Loss on disposal of property and equipment	—	9,385
Changes in working capital components:
Trade receivable	4,507,883	2,359,591
Inventories	(2,638,762)	(991,258)
Prepaid expenses and other	(472,738)	51,327
Accounts payable	5,525,887	1,727,454
Accounts payable, related party	(560,174)	(425,622)
Accrued expenses	1,509,366	106,267
Derivative financial instruments	(12,575)	156,818
Net cash provided by operating activities	17,138,998	3,080,608

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,108,566)	(230,481)
Net cash (used in) investing activities	(1,108,566)	(230,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,000,000)	(1,000,000)
Net cash (used in) financing activities	(2,000,000)	(1,000,000)

Net increase in cash and cash equivalents	14,030,432	1,850,127

CASH AND CASH EQUIVALENTS
Beginning	12,174,756	7,201,372
Ending	$26,205,188	$9,051,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
cash paid for interest	$183,287	$213,774

SUPPLEMENTAL DISCLOSURES OF NONCASH
OPERATING, INVESTING, AND FINANCING ACTIVITIES, Construction in progress included in accounts payable	369,823	185,000
Distributions declared and unpaid	5,256,100	—
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

Basis of presentation and other information: The balance sheet as of September 30, 2021 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of December 31, 2021 and for the three months ended December 31, 2021 and 2020 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2021 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts as of December 31, 2021 and September 30, 2021.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized no accrued loss on purchase commitments as of December 31, 2021 or September 30, 2021.

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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Ethanol, net of hedging gain (loss)	$43,075,424	$21,686,307
Distillers Grains	7,897,662	6,056,062
Distilled Corn Oil	3,917,750	1,433,084
Other	161,469	163,293
Total	$55,052,305	$29,338,746

Note 3.    Inventories

Inventories consist of the following:

	December 31, 2021	September 30, 2021

Raw materials, including corn, chemicals, parts and supplies	$6,970,165	$5,487,085
Work in process	1,496,841	1,476,019
Ethanol and distillers grains	3,035,315	1,900,455
Total	$11,502,321	$8,863,559

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

There was no outstanding balance on the revolving credit loan as of December 31, 2021 and September 30, 2021. The revolving credit line matures on August 1, 2022.

Note 5.    Long-Term Debt

The Company has a revolving term loan, with a bank, available up to $20,000,000. On October 20, 2021, the Company's borrowing capacity under the revolving term loan began a step-down reduction of $5,000,000 each year. The step-down reduction will continue until October 1, 2024 when the term loan matures. The Company pays interest on the unpaid balance at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.50% (3.86% as of December 31, 2021). The Company also pays a commitment fee on the average daily unused portion of the loan at the rate of 0.50% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
financial and nonfinancial covenants as defined in the master loan agreement. At December 31, 2021 and September 30, 2021 the outstanding balance on the revolving term loan was $18,000,000 and $20,000,000, respectively.

The maximum commitment amount reduction schedule is as follows:

Maximum Commitment Amount	From	Up to and Including
$20,000,000	October 20, 2021	October 19, 2022
$15,000,000	October 20, 2022	October 19, 2023
$10,000,000	October 20, 2023	October 1, 2024

In connection with the revolving term loan, the Company has entered into an Amended and Restated Letter of Credit Promissory Note June 29, 2021. The maximum amount of the letter of credit commitment is $1,307,525 and expires on May 1, 2023. There were no amounts drawn on the available letter of credit as of December 31, 2021.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three months ended December 31, 2021 and 2020:

Corn Commitment:
December 31, 2021

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

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $54,891,000 and $21,763,000, respectively, for the three months ended December 31, 2021 and 2020. Trade accounts receivable of approximately $1,013,000 and $5,371,000 were due from this entity as of December 31, 2021 and September 30, 2021, respectively. As of December 31, 2021, the Company had ethanol unpriced sales commitments with this entity of approximately 15.3 million gallons through March 2022. The Company incurred marketing expenses of $116,886 and $100,495 for the three months ended December 31, 2021 and 2020, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were approximately $7,898,000 and $6,056,000 respectively, for the three months ended December 31, 2021 and 2020. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $251,000 and $589,000 were due from this entity as of December 31, 2021 and September 30, 2021, respectively. The Company had distillers grain sales open commitments with this entity of approximately 21,500 tons, for a total sales commitment of approximately $3.1million.

As of December 31, 2021, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $11.9 million. These contracts mature at various dates through December 2022. The Company has basis contract commitments with unrelated parties to purchase corn in the amount of 2.7 million bushels from January 2022 through May 2022.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2023. The letter of credit is reduced over time as the Company makes payments under the agreement. At December 31, 2021, the remaining commitment was approximately $1 million.

As of December 31, 2021, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 622,875 MMBTUS with an approximate value of $3.1 million maturing at various dates through December 2022.

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

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at December 31, 2021 was approximately $6,163,046.

At December 31, 2021 the Company had the following minimum rental commitments under non-cancellable operating leases for the twelve-month period ended December 31:

2022	$2,209,200
2023	1,961,700
2024	1,545,900
2025	853,700
2026	262,500
Thereafter	—
Total	$6,833,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of December 31, 2021 is shown below:

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

Derivatives not designated as hedging instruments are as follows:

	December 31, 2021	September 30, 2021
Derivative assets - corn contracts	$1,418,450	$524,500
Derivative assets - ethanol contracts	145,638	104,160
Derivative liabilities - corn contracts	(359,300)	(68,900)
Derivative liabilities - ethanol contracts	(2,711,184)	(395,640)
Due from broker	2,976,320	1,293,229
Total	$1,469,924	$1,457,349

The effects on operating income (loss) from derivative activities for three months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended
	December 31, 2021	December 31, 2020
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(9,541,519)	$(143,056)
Unrealized gain (loss)	(2,274,067)	66,108
Total effect on revenues	$(11,815,586)	$(76,948)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$335,468	$(409,273)
Unrealized gain (loss)	603,550	(727,750)
Total effect on cost of goods sold	939,018	(1,137,023)
Total (loss) due to derivative activities	$(10,876,568)	$(1,213,971)

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2021
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

Results of Operations for the Three Months Ended December 31, 2021 as Compared to the Three Months Ended December 31, 2020

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended December 31, 2021 and 2020:

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

LINCOLNWAY ENERGY, LLC

March 29, 2022	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

March 29, 2022	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer