Form 10-Q
period 2022-03-31
Lincolnway Energy, LLC
filed 2022-05-19
CIK 1350420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of units outstanding as of May 19, 2022 was 105,122 units consisting of 42,049 Common Units, 56,086 Class A Units and 6,987 Class B Units.

LINCOLNWAY ENERGY, LLC
FORM 10-Q
For the Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,091,524	$12,174,756
Derivative financial instruments (Note 8 and 9)	2,381,263	1,457,349
Trade accounts receivable (Note 7)	8,604,281	6,560,607
Inventories (Note 3)	14,755,362	8,863,559
Prepaid expenses and other	715,435	376,250
Total current assets	36,547,865	29,432,521

PROPERTY AND EQUIPMENT
Land and land improvements	7,156,465	7,156,465
Buildings and improvements	7,558,860	7,558,860
Plant and process equipment	87,823,666	87,332,590
Office furniture and equipment	368,699	380,585
Construction in progress	10,770,978	8,405,166
	113,678,668	110,833,666
Accumulated depreciation	(77,206,274)	(74,862,270)
Total property and equipment	36,472,394	35,971,396

OTHER ASSETS
Right of use asset operating leases, net (Note 7)	5,668,802	6,392,611
Other	930,057	1,062,808
Total other assets	6,598,859	7,455,419

Total assets	$79,619,118	$72,859,336

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Balance Sheets (continued)

	March 31, 2022	September 30, 2021
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,703,053	$3,726,825
Accounts payable, related party (Note 6)	363,067	1,470,139
Accrued expenses	2,207,918	748,005
Current maturities of long-term debt (Note 5)	1,500,000	5,000,000
Current portion of operating lease liability (Note 7)	2,151,735	2,181,951
Total current liabilities	9,925,773	13,126,920

NONCURRENT LIABILITIES
Long-term debt, less current maturities (Note 4)	16,500,000	15,000,000
Operating lease liability, less current portion (Note 7)	3,517,067	4,210,660
Other	1,460,993	1,302,167
Total noncurrent liabilities	21,478,060	20,512,827

COMMITMENTS AND CONTINGENCIES (Note 7 and 9)

MEMBERS' EQUITY
Member contributions 105,122 units issued and outstanding	46,490,105	46,490,105
Retained earnings (deficit)	1,725,180	(7,270,516)
Total members' equity	48,215,285	39,219,589

Total liabilities and members' equity	$79,619,118	$72,859,336

Lincolnway Energy, LLC
Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues (Notes 2 and 7)	$56,911,411	$37,976,400	$111,963,716	$67,315,146

Cost of goods sold (Note 6 and 7)	50,023,999	35,339,043	95,878,088	64,857,159

Gross profit	6,887,412	2,637,357	16,085,628	2,457,987

General and administrative expenses	824,811	642,618	1,751,697	1,437,413

Operating income	6,062,601	1,994,739	14,333,931	1,020,574

Other income (expense):
Interest income	375	284	658	2,177
Interest expense	(171,325)	(197,052)	(354,612)	(408,210)
Other income	271,217	162,807	271,819	253,011
	100,267	(33,961)	(82,135)	(153,022)

Net income	$6,162,868	$1,960,778	$14,251,796	$867,552

Weighted average units outstanding	105,122	105,122	105,122	105,122

Net income per unit - basic and diluted	$58.63	$18.65	$135.57	$8.25

Distributions per unit - basic & diluted	$—	$—	$50.00	$—

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC
Statements of Members' Equity (Unaudited)

	Member Contributions	Retained earnings (Deficit)	Total
Balance, September 30, 2021	$46,490,105	$(7,270,516)	$39,219,589
Net income	—	8,088,928	8,088,928
Distributions ( $50 per unit)	—	(5,256,100)	(5,256,100)
Balance, December 31, 2021	46,490,105	(4,437,688)	42,052,417
Net income	—	6,162,868	6,162,868
Balance, March 31, 2022	$46,490,105	$1,725,180	$48,215,285

	Member Contributions	Retained earnings (Deficit)	Total
Balance, September 30, 2020	$46,490,105	$(13,919,737)	$32,570,368
Net (loss)	—	(1,093,226)	(1,093,226)
Balance, December 31, 2020	46,490,105	(15,012,963)	31,477,142
Net income	—	1,960,778	1,960,778
Balance, March 31, 2021	$46,490,105	$(13,052,185)	$33,437,920

See Notes to Unaudited Financial Statements.

Lincolnway Energy, LLC	Six Months Ended	Six Months Ended
Statements of Cash Flows	March 31, 2022	March 31, 2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,251,796	$867,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,359,801	2,319,631
(Gain) Loss on disposal of property and equipment	(212)	9,385
Changes in working capital components:
Trade account receivable	(2,043,674)	(1,433,937)
Inventories	(5,891,803)	(2,198,533)
Prepaid expenses and other	(47,608)	263,304
Accounts payable	(23,772)	(189,659)
Accounts payable, related party	(1,107,072)	366,510
Accrued expenses	1,459,913	(74,089)
Derivative financial instruments	(923,914)	(27,127)
Net cash provided by (used in) operating activities	8,033,455	(96,963)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,860,587)	(645,474)
Net cash (used in) investing activities	(2,860,587)	(645,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(2,000,000)	(1,000,000)
Member distributions	(5,256,100)	—
Net cash (used in) financing activities	(7,256,100)	(1,000,000)

Net decrease in cash and cash equivalents	(2,083,232)	(1,742,437)

CASH AND CASH EQUIVALENTS
Beginning	12,174,756	7,201,372
Ending	$10,091,524	$5,458,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
Cash paid for interest	$354,612	$461,203

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

Basis of presentation and other information: The balance sheet as of September 30, 2021 was derived from the Company's audited balance sheet as of that date.  The accompanying financial statements as of March 31, 2022 and for the three and six months ended March 31, 2022 and 2021 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2021 contained in the Company's Annual Report  on Form 10-K.  The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Trade accounts receivable: Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers financial condition, credit history and current economic conditions. Receivables are written off when deemed uncollectible. Recoveries of receivables written off are recorded when received. A receivable is considered past due if any portion of the receivable is outstanding more than 90 days. There was no allowance for doubtful accounts as of March 31, 2022 and September 30, 2021.

Inventories:  Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2022 and September 30, 2021 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

Derivative financial instruments:  The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company recognized no accrued loss on purchase commitments as of March 31, 2022 or September 30, 2021.

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

Earnings per unit:  Basic and diluted net income (loss) per unit have been computed on the basis of the weighted average number of units outstanding during each period presented. The current issuance of Class A Units is 56,086 units and the total

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Note 2.    Revenues

Components of revenues are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Ethanol, net of hedging gain (loss)	$42,957,379	$27,630,797	$86,032,803	$49,317,104
Distillers Grains	9,755,435	8,384,809	17,653,095	14,440,871
Distilled Corn Oil	4,008,780	1,770,806	7,926,530	3,203,890
Other	189,817	189,988	351,288	353,281
Total	$56,911,411	$37,976,400	$111,963,716	$67,315,146

Note 3.    Inventories

Inventories consist of the following:

	March 31, 2022	September 30, 2021

Raw materials, including corn, chemicals, parts and supplies	$7,887,854	$5,487,085
Work in process	1,720,665	1,476,019
Ethanol and distillers grains	5,146,843	1,900,455
Total	$14,755,362	$8,863,559

Note 4. Revolving Credit

The Company has a revolving credit line, which was amended on June 29, 2021 to provide for loans not to exceed $7,500,000 at any time which accrues interest at a variable interest rate (adjusted on a weekly basis) based upon the one-month LIBOR index rate plus 3.25% (3.61% at March 31, 2022). Under the terms of the revolving credit line, the Company also has to pay a commitment fee on the average daily unused portion of the loan at the rate of 0.25% per annum, payable monthly. The loan is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement.

There was no outstanding balance on the revolving credit loan as of March 31, 2022 and September 30, 2021. The revolving credit line matures on August 1, 2022.

Note 5.    Long-Term Debt

On March 24, 2022 the Company entered into two new long-term loans with a bank which replaced the Company's prior $20,000,000 revolving loan. As of March 24, 2022, the Company has a $10,000,000 fixed rate loan (the "Fixed Rate Loan") and the second is a $10,000,000 variable rate revolving loan (the "Long-Term Revolver"). As of March 31, 2022, the Company had $8,000,000 outstanding on the Long-Term Revolver and $10,000,000 outstanding on the Fixed Rate Loan. As of September 30, 2021, the Company had $20,000,000 outstanding pursuant to the Company's prior variable rate loan. The Fixed Rate Loan has a fixed interest rate of 5.934% per annum. The Long-Term Revolver has a variable interest rate equal to 3.6% plus the Secured Overnight Financing Rate (SOFR), subject to a floor rate of 3.6% (3.89% as of March 31, 2022). The

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Company will make semi-annual payments on the Fixed Rate Loan of $750,000 starting on September 20, 2022. The maturity date of the Fixed Rate Loan is September 20, 2026. The maturity date of the Long-Term Revolver is October 20, 2026. The availability of the Long-Term Revolver is reduced by $2,000,000 each year starting on September 20, 2022. The Company pays a commitment fee equal to 0.500% on the unused portion of the Long-Term Revolver. The loans are is secured by substantially all assets of the Company and subject to certain financial and nonfinancial covenants as defined in the master loan agreement. A maximum commitment amount reduction schedule as seen in the 10-k but updated for the new commitment reductions for the new long term revolver.

In connection with these loans, the Company has entered into an Amended and Restated Letter of Credit Promissory Note dated June 29, 2021. The maximum amount of the letter of credit commitment is $1,051,525 and expires on May 1, 2023. There were no amounts drawn on the available letter of credit as of March 31, 2022.

Note 6.    Related-Party Transactions

The Company had the following related-party activity with members during the three and six months ended March 31, 2022 and 2021:

Corn Commitment:
March 31, 2022

	Corn Forward Purchase Commitment	Basis Corn Commitment (Bushels)	Commitment Through	Amount Due
Related Parties	$7,246,055	1,680,000	March 2023	$134,400

	Corn Purchased:
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Related Parties	$27,874,658	$22,372,079	$48,727,359	$36,089,047

The Company is a party to a Management Services Agreement with HALE, LLC (“HALE”) for management services pertaining to the Company’s ethanol facility. Under the Management Services Agreement, HALE provides management services to the Company’s ethanol facility, including providing the Company with individuals to (a) serve in various roles including Chief Executive Officer, Environmental and Safety Manager, Commodity Risk Manager and to fill such other positions, including without limitation the Controller, as may be necessary from time to time and (b) perform the respective management services for each such positions. For the three months ending March 31, 2022 and March 31, 2021 incurred expenses approximately of $112,000 and $151,000 respectively. For the six months ended March 31, 2022 and 2021, the Company incurred expenses approximately of $275,000 and $265,000 respectively, pertaining to this agreement.

Note 7.    Commitments, Major Customers and Lease Obligations

The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the ethanol produced by the Company. Revenues from this entity were approximately $42,770,000 and $27,655,000 for three months ending March 31, 2022 and 2021. Revenues from this entity were approximately $97,661,000 and $49,418,000 respectively for six months ended March 31, 2022 and 2021. Trade accounts receivable of approximately $7,449,000 and $5,371,000 were due from this entity as of March 31, 2022 and September 30, 2021, respectively. As of March 31, 2022, the Company had ethanol unpriced sales commitments with this entity of approximately 11.1 million gallons through June 2022. The Company incurred marketing expenses approximately of $117,000 and $100,000 for the three months ended March 31, 2022 and 2021, respectively. The Company incurred marketing expenses approximately of $234,000 and $201,000 for six months ended March 31, 2022 and 2021, respectively.

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
The Company has an agreement with an unrelated entity for marketing, selling and distributing all of the distillers grains produced by the Company. Revenues from this entity including both distillers grains and corn oil were approximately $9,755,000 and $10,156,000 respectively, for the three months ended March 31, 2022 and 2021. Revenues by this Company was approximately $17,653,000 and $17,645,000 respectively for six months ended March 31, 2022 and 2021. The Company sells corn oil to this entity as a third party broker independent of its agreement with the entity relating to distillers grain sales. Trade accounts receivable of approximately $441,000 and $589,000 were due from this entity as of March 31, 2022 and September 30, 2021, respectively. The Company had distillers grain sales open commitments with this entity of approximately 33,000 tons, for a total sales commitment of approximately $7.4 million.

As of March 31, 2022, the Company had purchase commitments for corn forward contracts with various unrelated parties, totaling approximately $8.6 million. These contracts mature at various dates through March 2023. The Company has basis contract commitments with unrelated parties to purchase corn in the amount of 400 thousand bushels from April 2022 through May 2022.

The Company has an agreement with an unrelated party for the transportation of natural gas to the Company's ethanol plant. Under the agreement, the Company is committed to future monthly usage fees totaling approximately $3.6 million over the 10 year term which commenced in November 2014. The Company assigned an irrevocable standby letter of credit to the counter-party to stand as security for the Company's obligation under the agreement maturing May 2023. The letter of credit is reduced over time as the Company makes payments under the agreement. At March 31, 2022, the remaining commitment was approximately $940,000.

As of March 31, 2022, the Company had purchase commitments for natural gas basis contracts with an unrelated party for 576,675 MMBTUS with an approximate value of $2.5 million maturing at various dates through March 2022.

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

The Company leases railcars and is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. Rent expense for the operating leases during the three months ended March 31, 2022 and 2021 were $809,000 and $584,000 respectively. Rent expense for the operating lease during the six months ended March 31, 2022 and 2021 were approximately $1,227,000 and $1,200,000 respectively. The lease agreements have maturity dates ranging from April 2022 to September 2026.

The discount rate used in determining the lease liability ranged from 3.68% to 6.23% and was determined by incremental borrowing rates at the time the lease commenced. The right of use asset and liability at March 31, 2022 was approximately $5,668,802.

At March 31, 2022 the Company had the following minimum rental commitments under non-cancellable operating leases for the twelve-month period ended March 31:

2023	$2,175,465
2024	1,879,575
2025	1,388,100
2026	612,800
2027	52,800
Total	$6,108,740

Lincolnway Energy, LLC

Notes to Unaudited Financial Statements
_____________________________________________________________________________________________________
A reconciliation of the undiscounted future payments in the schedule above and the lease liability recognized in the balance sheet as of March 31, 2022 is shown below:

Undiscounted future payments	$6,108,740
Discount effect	439,938
$5,668,802

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

Derivatives not designated as hedging instruments are as follows:

	March 31, 2022	September 30, 2021
Derivative assets - corn contracts	$4,049,688	$524,500
Derivative assets - ethanol contracts	—	104,160
Derivative liabilities - corn contracts	(4,734,725)	(68,900)
Derivative liabilities - ethanol contracts	(430,979)	(395,640)
Due from broker	3,497,279	1,293,229
Total	$2,381,263	$1,457,349

Lincolnway Energy, LLC
Notes to Unaudited Financial Statements
________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
The effects on operating income (loss) from derivative activities for three and six months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Gains (losses) in revenues due to derivatives related to ethanol sales:
Realized (loss)	$(1,947,674)	$(17,925)	$(11,489,194)	$(160,981)
Unrealized gain (loss)	2,134,568	(5,849)	(139,499)	60,260
Total effect on revenues	$186,894	$(23,774)	$(11,628,693)	$(100,721)

Gains (losses) in cost of goods sold due to derivatives related to corn costs:
Realized gain (loss)	$1,843,099	$(1,814,918)	$2,178,567	$(2,224,191)
Unrealized gain (loss)	(1,744,188)	974,538	(1,140,638)	246,788
Total effect on cost of goods sold	98,911	(840,380)	1,037,929	(1,977,403)
Total gain (loss) due to derivative activities	$285,805	$(864,154)	$(10,590,764)	$(2,078,124)

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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$4,049,688	$4,049,688

Liabilities, derivative financial instruments	$(5,165,704)	$(5,165,704)

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets, derivative financial instruments	$628,660	$628,660	$—	$—

Liabilities, derivative financial instruments	$(464,540)	$(464,540)	$—	$—

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.   Any

expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report and in the section titled “Risk Factors” in our Annual Report on Form 10-K for Fiscal 2021 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Executive Summary
Highlights for the three months ended March 31, 2022 are as follows:
•Total revenues increased approximately 49.9%, or $19 million, compared to the same period in 2021.

•Total cost of goods sold increased approximately 41.6%, or $14.7 million, compared to the same period in 2021. At the same time the profit margin increased approximately $4.3 million or 2.6 times the previous year in 2021.

•Net income was approximately $6 million, compared to a net income of approximately $1.9 million for the same period in 2021.

Results of Operations

The following table shows the results of operations and the percentages of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,				Six Months Ended March 31,
	(Unaudited)
Income Statement Data	2022		2021		2022		2021
	(dollars in thousands)
Revenue	$56,911	100.0%	$37,976	100.0%	$111,964	100.0%	$67,315	100.0%
Cost of goods sold	50,024	88.0	35,339	93.1	95,878	86.0	64,857	96.3
Gross profit	6,887	12.0	2,637	6.9	16,086	14.0	2,458	3.7
General and administrative expenses	824	1.0	642	1.7	1,752	2.0	1,437	2.1
Operating income	6,063	11.0	1,995	5.3	14,334	13.0	1,021	1.5
Other income (expense), net	100	—	(34)	(0.1)	(82)	—	(153)	(0.2)
Net income	$6,163	11.0%	$1,961	5.2%	$14,252	13.0%	$868	1.3%

Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021
Revenues. Total revenues increased by approximately 49.9% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, ethanol revenue increased by $15.1 million due primarily to increased gallons of ethanol sold and an increase in the average price we received for our ethanol compared to the three months ended March 31, 2021. We sold approximately 2.9 million more gallons of ethanol during the three months ended March 31, 2022 as compared to the same period of 2021. The average price we received per gallon of ethanol sold increased by approximately 31.6% during the three months ended March 31, 2022 as compared to the same period of 2021. Ethanol prices were higher during our second quarter of fiscal year 2022 due to a combination of significantly higher corn and gasoline prices and low ethanol stocks which combined to positively impact market ethanol prices. By comparison, ethanol prices were lower during our second quarter of fiscal 2021 due to excess ethanol supply in the market. Travel restrictions associated with COVID-19 negatively impacted ethanol demand during our second quarter of 2021.

Sales from co-products increased by approximately $3.6 million or 34.9% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue partially offset by lower carbon dioxide sales. Distillers grain revenue increased due to a combination of higher average prices per ton of distillers grains sold and an increase in distillers grains production for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The higher average price per ton of distillers grains sold for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to an increase in the market price for corn. Corn oil revenue was higher for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an increase in the average price we received per pound of corn oil sold along with an increase in the amount of corn oil we sold. Corn oil prices were higher due to increased corn oil demand for the renewable diesel feedstock.
Cost of goods sold. Cost of goods sold consist of corn expense, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation. Cost of goods sold increased by 41.6%, or approximately $14.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to increases in corn costs and natural gas costs of approximately $14.4 million and $1.4 million, respectively.

Corn costs, including hedging, increased by approximately $13.4 million, or approximately 46.5%, for the three months ended March 31, 2022 compared to the same period of 2021. Our corn costs increased due partially to increasing corn prices due to the limited supply in our immediate draw area. For the three months ended March 31, 2022 corn costs included an approximately $98,000 combined realized and unrealized gain from corn derivative instruments as compared to an approximately $840,000 combined realized and unrealized loss on our corn derivative instruments during the same period of the prior year. Corn costs represented 85% of cost of goods for three months ended March 31, 2022 compared to 82% of cost of goods sold for the three months ended March 31, 2021.

Repairs and maintenance costs increased by approximately 4% for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was due to increased production gallons for preventive maintenance to avoid larger costly repairs. Depreciation expense increased by approximately $25,800 for the three months ended March 31, 2022 as compared to the same period of 2021 because of capitalizing equipment installation for higher ethanol production.

General and administrative costs increased by approximately $63,000, for the three months ended March 31, 2022 as compared to the same period of 2021. The increase was due to wages, industry dues and memberships, and insurance while decreasing legal expense.

Other Income (expense) increased by approximately $15,000 for the three months ended March 31, 2022 as compared to the same period of 2021 due primarily to an increase in other miscellaneous income and a decrease in interest expense along with a decrease in patronage income as our borrowings were reduced.

Results of Operations for the Six Months Ended March 31, 2022 as Compared to the Six Month Ended March 31, 2021
Revenues. Total revenues increased by approximately 66.3% for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021. For the six months ended March 31, 2022, ethanol revenue increased by $44.6 million due primarily to increased gallons of ethanol sold and an increase in the average price we received for our ethanol compared to the six months ended March 31, 2021. We sold approximately 5.9 million more gallons of ethanol during the six months ended March 31, 2022 as compared to the same period of 2021. The average price we received per gallon of ethanol sold increased by approximately 67.8% during the six months ended March 31, 2022 as compared to the same period of 2021. Ethanol prices were higher during the 6 months ending March 31, 2022 due to a combination of significantly higher corn and gasoline prices and low ethanol stocks which combined to positively impact market ethanol prices. By comparison, ethanol prices were lower during this same time period ending March 31, 2021 due to excess ethanol supply in the market. Travel restrictions associated with COVID-19 negatively impacted ethanol demand during our second quarter of 2021.

Sales from co-products increased by approximately $7.9 million or 44% for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021. Co-products include dried distillers grains, wet distillers grains, corn oil and carbon dioxide. The change in co-product sales resulted primarily from an increase in distillers grain and corn oil revenue partially offset by lower carbon dioxide sales. Distillers grain revenue increased due to a combination of higher average prices per ton of distillers grains sold and an increase in distillers grains production for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021. The higher average price per ton of distillers grains sold for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 was due to an increase in the market price for corn. Corn oil revenue was higher for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 due to an increase in the average price we received per pound of corn oil sold along with an increase in the amount of corn oil we sold. Corn oil prices were higher due to increased corn oil demand for the renewable diesel feedstock.
Cost of goods sold. Cost of goods sold consist of corn expense, process chemicals, denaturant, natural gas costs, electricity, production labor, repairs and maintenance and depreciation. Cost of goods sold increased by 47.8%, or approximately $31 million for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 primarily due to increases in corn costs and natural gas costs of approximately $30 million and $1.5 million, respectively.

Corn costs, including hedging, increased by approximately $27 million, or approximately 51.5%, for the six months ended March 31, 2022 compared to the same period of 2021. Our corn costs increased due partially to increasing corn prices due to the limited supply of corn in our immediate draw area. For the six months ended March 31, 2022, corn costs included an approximately $1 million combined realized and unrealized gain from corn derivative instruments as compared to an approximately $2 million combined realized and unrealized loss on our corn derivative instruments during the same period of the prior year. Corn costs represented 83% of cost of goods for six months ended March 31, 2022 compared to 81% of cost of goods sold for the six months ended March 31, 2021.

Repairs and maintenance costs decreased by approximately 4% for the six months ended March 31, 2022 as compared to the same period of 2021. The decrease was due to already completing deferred and preventive maintenance to avoid larger costly repairs. Depreciation expense decreased by approximately $39,000 for the six months ended March 31, 2022 as compared to the same period of 2021.

General and administrative costs increased by approximately $195,000 for the six months ended March 31, 2022 as compared to the same period of 2021. The increase was due to wages, industry dues and memberships, and insurance while decreasing legal expense.

Other (expense) increased by approximately $48,000 for six months ended March 31, 2022 as compared to the same period of 2021 due primarily to an increase in other miscellaneous income and a decrease in interest expense along with a decrease in patronage income as our borrowings were reduced.

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

Although we were in compliance with our financial covenants set forth in our credit agreement as of March 31, 2022, the continuing impact of the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. Our inability to satisfy our financial covenants under our credit agreement would also adversely impact our ability to negotiate a new revolving credit line with our lender or the terms available to us. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in the credit agreement for the next twelve months.

We plan to closely monitor existing cash, our current credit facilities, and cash from operations to continue to operate the ethanol plant over the next 6 to 12 months. Working capital was approximately $24.6 million on March 31, 2022. Management currently projects that liquid working capital will be sufficient based on current cash balances and credit facilities available for the remainder of Fiscal 2022, but management will continue to monitor our liquidity position on a weekly basis.

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

The following table summarizes our sources and uses of cash and cash equivalents from the unaudited statement of cash flows for the periods presented:

	Six Months Ended March 31,
	(Unaudited)
Cash Flow Data:	2022	2021
Net cash provided by (used in) operating activities	$8,033,455	$(96,963)
Net cash (used in) investing activities	(2,860,587)	(645,474)
Net cash (used in) financing activities	(7,256,100)	(1,000,000)
Net decrease in cash and cash equivalents	$(2,083,232)	$(1,742,437)

Cash Flow - Operating Activities

For the six months ended March 31, 2022, net cash from operating activities increased primarily due to increased net income. The increase in net income was partially offset by higher corn and ethanol prices which increased our working capital components including trade receivable and inventory.

Cash Flow - Investing Activities

The increase in cash flows used in investing activities reflects the impact of property and equipment acquired for the ethanol plant. Net cash used in investing activities was approximately $2.8 million for the six months ended March 31, 2022 compared to approximately $1 million for the six months ended March 31, 2021. During the period ended March 31, 2022, the plant used more cash for capital improvements compared to the six months ended March 31, 2021.

Cash Flow - Financing Activities

Cash flows from financing activities include transactions and events whereby cash is obtained from, or paid to, depositors, creditors or investors. Net cash (used in) financing activities increased $5.3 million for a distribution to members during the second quarter and increased $1 million for debt pay down on long term borrowings for the six months ended March 31, 2022. In comparison, during the six months ended March 31, 2021, net cash (used in) financing activities totaled $1 million.
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

Derivative Instruments

The Company periodically enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs, forward corn purchase contracts and ethanol sales.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All the derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.   Accordingly, any realized or unrealized gain or loss related to corn and natural gas derivatives is recorded in the statement of operations as a component of cost of goods sold.  Any realized or unrealized gain or loss related to ethanol derivative instruments is recorded in the statement of operations as a component of revenue. The Company reports all contracts with the same counter party on a net basis on the balance sheet. Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales”, and therefore are not marked to market in the Company’s financial statements. Forward contracts with delivery dates within 30 days that can be reasonably estimated are subject to a lower of cost or net realizable value assessment. The Company didn't recognize any accrued loss on purchase commitments as of March 31, 2022 or September 30, 2021.

Inventories and Lower of Cost or Market

Inventories are stated at the lower of net realizable value or actual cost using the first-in, first-out method.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. As of March 31, 2022 and September 30, 2021 the Company recognized no write-downs for a lower of net realizable value or cost of inventory adjustment.

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

During the quarter ended March 31, 2022, corn prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $5.88 per bushel in January 2022 to a high of $7.65 during March 2022. The corn prices based on the Chicago Mercantile Exchange daily futures data during the quarter ended March 31, 2021 ranged from a low of $4.84 per bushel during January 2021 delivery to a high of $5.65 per bushel during March 2021 delivery.

The average price we received for our ethanol FOB Nevada, Iowa, during the six months ended March 31, 2022 was $2.06 compared to the six months ended March 31, 2021 at $1.52 per gallon.

During the quarter ended March 31, 2022, ethanol prices based on the Chicago Mercantile Exchange Ethanol Platts settlement daily futures data ranged from a low of $1.99 per gallon for February 2022 delivery to a high of $2.57 per gallon for March 2022 delivery. During the quarter ended March 31, 2021, the ethanol prices based on the Chicago Mercantile Exchange daily futures data ranged from a low of $1.49 per gallon for January 2021 delivery to a high of $1.88 per gallon for March 2021 delivery.

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

Although we intend our futures and option positions to accomplish an economic hedge against our future purchases of corn or futures sales of ethanol, we have chosen not to use hedge accounting for those positions, which would match the gain or loss on the positions to the specific commodity purchase being hedged. To avoid the higher costs associated with hedge accounting, we are instead using fair value accounting for the positions. Generally that means as the current market price of the positions changes, the realized or unrealized gains and losses are immediately recognized in our costs of goods sold in the statement of operations for corn positions or as a component of revenue in the statement of operations for ethanol positions. The immediate recognition of gains and losses on those positions can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the positions relative to the cost and use of the commodity being hedged. For example, our net gain on corn derivative financial instruments that decreased our cost of goods sold for the six months ended March 31, 2022 was net gain $1,037,929 compared to a net loss of $1,977,403 for the six months ended March 31, 2021.

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

Another important raw material for our production of ethanol is natural gas. Our cost per MMBTU is subject to various factors that are outside of the control of our management. The factors include changes in weather, increase in transportation costs and the overall economic activity. Our natural gas costs will therefore vary, and the variations could be material. Our natural gas costs for the six months ended March 31, 2022 represented approximately 6.6% of our total cost of goods sold for that period, compared to 5.0% for the six months ended March 31, 2021.

Interest Rate Risk

We have various outstanding loan agreements that expose us to market risk related to changes in the interest rate imposed under the loan agreement and promissory notes.

We have entered into loan agreements, including an irrevocable letter of credit, with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively, "Farm Credit"). The interest rate on the Farm Credit revolving term loan and irrevocable letter of credit is a variable interest rate based on the 3.6% plus the Secured Overnight Financing Rate (SOFR), subject to a floor rate of 3.6%. We anticipate interest rates will increase during Fiscal 2022.

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

Our management, including our President and General Manager (the principal executive officer), Seth Harder, along with our interim Chief Financial Officer (the principal financial officer), Jeff Kistner, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of

1934, as amended) as of March 31, 2022. Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the six months ended March 31, 2022, there has been no change in our internal control over financial reporting.

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

Item 1A. Risk Factors.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2021, included in our annual report on Form 10-K.

The Company faces risks related to international conflicts, such as the ongoing conflict between Russia and Ukraine, that may adversely impact the Company's financial condition or results of operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics, cause volatility in prices, and impact global margins due to increased commodity, energy, and input costs. The Company currently does not purchase products directly from this region, however, the impact to the global supply could put the Company’s ability to secure product at risk over time.

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

The following exhibits are filed as part of this quarterly report.

Exhibit No.	Description of Exhibit	Incorporated by Reference	Page
10.1	Multiple Advance Term Promissory Note between Farm Credit Services of America and Lincolnway Energy, LLC dated March 24, 2022		9
10.2	Amended and Restated Revolving Term Promissory Note between Farm Credit Services of America and Lincolnway Energy, LLC dated March 24, 2022		9
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer		E-1
31.2	Rule 13a-14(a) Certification of Interim Chief Financial Officer		E-2
32.1	Section 1350 Certification of President and Chief Executive Officer †		E-3
32.2	Section 1350 Certification of Interim Chief Financial Officer †		E-4
101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document**
101.PRE	Inline XBRL Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101).
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

LINCOLNWAY ENERGY, LLC

May 19, 2022	By:	/s/ Seth Harder
Name: Seth Harder
Title: General Manager, President and Chief Executive Officer

May 19, 2022	By:	/s/ Jeff Kistner
Name: Jeff Kistner
Title: Interim Chief Financial Officer